Form 10QSB
period 1995-03-31
SERVOTRONICS INC /DE/
filed 1995-05-12
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the quarterly period ended March 31, 1995

__  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109

                              SERVOTRONICS, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                                   16-0837866
- -----------------------                                        -----------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

                 1110 Maple Street, Elma, New York 14059-0300
                 ---------------------------------------------
                   (Address of principal executive offices)

                                 716-655-5990
                                 ------------
                          (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X .     No     .
                                -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Outstanding at April 30, 1995
   ----------------------------              ----------------------------------
   Common Stock, $.20 par value                        2,059,931

                                     INDEX


                 PART I. FINANCIAL INFORMATION                                                Page No.
                                                                                              --------
   Item 1.       Financial Statements

                 a)  Consolidated Balance Sheet, March 31, 1995                                    3

                 b)  Consolidated Statement of Income, Three Months Ended
                     March 31, 1995 and 1994                                                       4

                 c)  Consolidated Statement of Cash Flows for the Three Months Ended
                     March 31, 1995 and 1994                                                       5

                 d)  Notes to Consolidated Financial Statements                                    6

                 e)  Signatures                                                                    9

   Item 2.       Management's Discussion and Analysis or Plan of Operation                        10

                          PART I FINANCIAL INFORMATION
                      SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995

                     ($000's omitted except per share data)
                                  (Unaudited)

    Assets
    Current assets:
      Cash                                             $      421
      Accounts receivable                                   2,857
      Inventories                                           6,398
      Prepaid income taxes                                    309
      Deferred tax asset                                      498
      Other                                                 1,304
                                                       -----------
         Total current assets                              11,787

    Property, plant and equipment, net                      8,237

    Other assets                                              481
                                                       -----------
                                                       $   20,505
                                                       ===========
    Liabilities and Shareholders' Equity

    Current liabilities:
      Current portion of long-term debt                $      164
      Demand loan                                             775
      Accounts payable                                      1,591
      Accrued employee compensation and benefit cost          461
      Other accrued liabilities                               483
                                                       -----------
         Total current liabilities                          3,474
                                                       -----------
    Long-term debt                                          6,418
    Non-current deferred tax liability                        602

    Shareholders' equity:
      Common stock, par value $.20; authorized
        4,000,000 shares; Issued 2,317,248 shares             463
      Capital in excess of par value                       11,982
      Retained earnings                                     1,951
                                                       -----------
                                                           14,396

      Employee stock ownership trust commitment            (3,145)
      Treasury stock, at cost, 257,317 shares              (1,240)
                                                       -----------
         Total shareholders' equity                        10,011
                                                       -----------
                                                       $   20,505
                                                       ===========

    See notes to consolidated financial statements

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     (000's omitted except per share data)
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                  1995          1994
                                                  ----          ----
    Net sales                                $   3,937     $   3,414

    Costs and expenses:
       Cost of goods sold                        2,658         2,234
       Selling, general and administrative         735           679
       Interest                                     76            74
       Depreciation and amortization               163            97
                                             ----------     ---------
                                                 3,632         3,084
                                             ----------     ---------

    Income before income taxes                     305           330

    Income tax provision                           116           128
                                             ----------    ----------
    Net income                               $     189     $     202
                                             ==========    ==========

    Net income per share                     $    0.14     $    0.15
                                             ==========    ==========






                See notes to consolidated financial statements

                                    - 4 -

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (000's omitted)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1995          1994
                                                                 ----          ----
    Cash flows from operating activities:
       Net income                                           $     189     $     202
       Adjustments to reconcile net income to net
            cash provided by operating activities -
       Depreciation and amortization                              163            97
       Deferred taxes                                               1             0
       Change in assets and liabilities -
            Accounts receivable                                   204            35
            Inventories                                          (284)         (539)
            Prepaid income taxes                                  (25)           58
            Other current assets                                 (195)            4
            Other assets                                            4             0
            Accounts payable                                     (199)         (458)
            Accrued employee compensation & benefit costs        (207)           68
            Other accrued liabilities                              70           (35)
                                                            ----------    ----------
       Net cash used in operating activities                     (279)         (568)
                                                            ----------    ----------
    Cash flows related to investing activities:
       Capital expenditures - property, plant &
         equipment - net                                         (128)         (151)
                                                            ----------    ----------
       Net cash used in investing activities                     (128)         (151)
                                                            ----------    ----------
    Cash flows related to financing activities:
       Acquisition of long-term debt                                0         1,004
       Increase in demand loan                                    375             0
       Payments on long-term debt                                 (37)          (34)
       Purchase of treasury stock                                   0            (2)
                                                            ----------    ----------
       Net cash provided by financing activities                  338           968
                                                            ----------    ----------
    Net (decrease) increase in cash                               (69)          249

    Cash at beginning of period                                   490           562
                                                            ----------    ----------
    Cash at end of period                                   $     421     $     811
                                                            ==========    ==========



                       See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ($000 omitted in tables except for share data)

    1. The information set forth herein is unaudited. This financial information reflects all normal accruals and adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

         Revenue recognition
         -------------------
         The Company incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion. Revenues on the remaining contracts are recognized when the terms of purchase orders are met.

         Included in accounts receivable is $115,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts. Included in other accrued liabilities is $240,000 of deferred revenue which represents billings under the terms of the contracts in excess of revenue earned under the percentage of completion method.

         During 1994, the Company suffered damages caused by a fire at one of its subsidiaries. The Company maintains property and business interruption insurance.

         Reclassification of prior year balances
         ---------------------------------------
         Certain prior year balances have been reclassified to conform with the current year presentation.

    2.   Inventories
         -----------

                                                                            March 31, 1995
                                                                            --------------

             Raw materials and common parts                                    $   1,496
             Work-in-process (including engineering and other
                 support costs)                                                    4,751
             Finished goods                                                          387
                                                                               ---------
                                                                                   6,634
             Less common parts expected to be used after one year                   (236)
                                                                               ---------
                                                                               $   6,398
                                                                               =========

         Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

    3.   Property, plant and equipment
         -----------------------------

                                                                                 March 31, 1995
                                                                                 --------------
             Land                                                                   $      19
             Buildings                                                                  6,616
             Machinery, equipment and tooling                                           6,895
                                                                                    ---------
                                                                                       13,530
             Less accumulated depreciation                                             (5,293)
                                                                                    ---------
                                                                                    $   8,237
                                                                                    =========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

    4.   Long-term debt
         --------------

                                                                                 March 31, 1995
                                                                                 --------------
         Industrial Development Revenue Bonds; secured by a
             letter of credit from a bank with interest payable monthly
             at a floating rate (4.55% at March 31, 1995)                            $  5,000

         Unsecured term note; payable to a bank with
             interest at prime plus 1/4% (9.25% at
             March 31, 1995); quarterly principal
             payments of $34,439 through November 1, 2000                                 758

         Secured term note; payable to a government agency
             with interest at 6%; monthly principal payments of
             $2,778 commencing on July 1, 1995 through May 1, 2004,
             with a final principal payment of $102,754 due June 1, 2004                  400

         Various other secured term notes payable to government agencies                  424
                                                                                     --------
                                                                                        6,582
             Less current portion                                                        (164)
                                                                                     --------
                                                                                     $  6,418
                                                                                     ========

         Industrial Development Revenue Bonds were issued by a government agency in 1994 to replace an interim construction loan related to the construction of the Company's new headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commence December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

         The letter of credit reimbursement agreement, the unsecured term note agreement and a secured term note contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings. The secured term notes are secured by certain property and equipment and contain, among other things, covenants restricting loan proceeds for use in the construction of the Company's new headquarters/Advanced Technology facility.

    5.   Common shareholders' equity
         ---------------------------

                                             Common stock
                                             ------------
                                          Number                Capital in
                                        of shares                excess of     Retained                    Treasury
                                          issued      Amount     par value     earnings        ESOP          stock
                                          ------      ------     ---------     --------      ---------     ---------
         Balance December
             31, 1994                    2,317,248   $    463      $ 11,982     $  1,762     ($3,145)      ($1,240)
            Net income                          --         --            --          189          --            --
                                         ---------   --------      --------     --------     -------       -------
              Balance
          March 31, 1995                 2,317,248   $    463      $ 11,982     $  1,951     ($3,145)      ($1,240)
                                         =========   ========      ========     ========     =======       =======

         Per share data is based on weighted average outstanding shares of 1,393,832 and 1,361,604 for the first quarter ended March 31, 1995 and 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: May 11, 1995




                                SERVOTRONICS, INC.


                                By: /s/Lee D. Burns, Treasurer
                                    -----------------------------------------
                                    Lee D. Burns, Treasurer and
                                                  Chief Financial Officer


                                By: /s/Raymond C. Zielinski, Vice President
                                    -----------------------------------------
                                    Raymond C. Zielinski, Vice President

                               SERVOTRONICS, INC.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- -------     ---------------------------------------------------------

    The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.


                                                       Relationship to         Period to
                                                          net sales             period $
                                                     three months ended         increase
                                                          March 31,            (decrease)
                                                      1995       1994            95-94
                                                      ----       ----            -----
    Net sales
      Advanced technology products                   49.0%        48.2%           8.5%
      Cutlery products                               51.0%        51.8%           7.1%
                                                     -----        -----           ----
                                                    100.0%       100.0%          15.3%

    Cost of goods sold, exclusive of
       depreciation                                  67.5%        65.4%          19.0%
                                                     -----        -----          -----
    Gross profit                                     32.5%        34.6%           2.7%
                                                     -----        -----           ----
    Selling, general and administrative              18.7%        19.9%           8.2%
    Interest                                          1.9%         2.2%           2.7%
    Depreciation and amortization                     4.1%         2.8%          68.0%
                                                      ----         ----          -----
                                                     24.7%        24.9%          78.9%
                                                     -----        -----          -----
    Income before provision for income taxes          7.8%         9.7%          -7.6%

    Income tax provision                              2.9%         3.7%          -9.4%
                                                      ----         ----          -----
    Net income                                        4.9%         6.0%          -6.4%
                                                      ====         ====          =====

    Management Discussion
    ---------------------
         During the three month period ended March 31, 1995 and for the comparable period ended March 31, 1994, approximately 25% and 27%, respectively, of the Company's revenues were derived from contracts with agencies of the US Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that, the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

    Results of Operations
    ---------------------
         The Company's consolidated results of operations for the three month period ended March 31, 1995 showed an approximate 15.3% increase in net sales and a decrease in net income of approximately 6.4% when compared to the same three month period of 1994. The increase in sales occurred in both the Advanced Technology and Cutlery operations. Increased sales at the Advanced Technology operations is primarily due to revenue recognized under long-term contracts and increased shipments. Increased sales at the Cutlery operations is due to increased shipments and price increases.

         The respective amounts of funded and unfunded sales backlog at March 31, 1995 and 1994 for the Advanced Technology Group (ATG) were approximately $8,800,000 of funded and $14,600,000 of unfunded and approximately $6,700,000 of funded and $17,100,000 of unfunded. Approximately $9,600,000 of the March 31, 1995 backlog is for product deliveries beyond 1998. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Operating profit as a percentage of net sales for the three month period ended March 31, 1995 decreased to 7.8% from 9.7% as reported for the same three month period of 1994. The fluctuations in operating profit as a percentage of net sales is a result of differences in the product mix in combination with higher depreciation and interest associated with the acquisition of the new Advanced Technology facility as previously reported.

         Selling, general and administrative costs increased for the three month period ended March 31, 1995 when compared to the same three month period of 1994 due to an increase in sales, professional costs and financing costs. Further, depreciation and interest expense for the same period increased as a result of an increase in institutional debt and the acquisition of the new Advanced Technology facility as previously reported.

         Income taxes for the three month period ended March 31, 1995 decreased as a percentage of income before taxes when compared to the same three month period of 1994 due primarily to variable state income tax rates.

    Liquidity and Capital Resources
    -------------------------------
         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at March 31, 1995, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead time.

         During the three month period ended March 31, 1995, the Company expended $128,000 on capital expenditures. As previously reported, the Company moved into its new corporate headquarters/Advanced Technology facility during 1994. The financing of certain construction and related costs of the new facility was government assisted. Nonetheless, the new facility has resulted in an increase in long-term debt and substantial increase in related interest and depreciation expense. The Company has received an Industrial Development Revenue Bond backed by a letter of credit from a financial institution to finance the construction and certain equipment for the new corporate headquarters/Advanced

    Technology facility. The Company has agreed to reimburse the financial institution if there are any draws under the letter of credit. The Company also has a $1,000,000 line of credit at March 31, 1995 of which $775,000 is outstanding at March 31, 1995.

         There are no material commitments for capital expenditures at March 31, 1995.

         In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 257,317 shares have been purchased. In 1995, through April 30, no additional shares have been purchased.