Form 10QSB
period 1995-06-30
SERVOTRONICS INC /DE/
filed 1995-08-14
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

__  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109

                              SERVOTRONICS, INC.
 --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                16-0837866
   -------------------------------                 -------------------
   (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                  Identification No.)

                  1110 Maple Street, Elma, New York 14059-0300
                  --------------------------------------------
                    (Address of principal executive offices)

                                  716-655-5990
                          ---------------------------
                          (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No
                                 -----       -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                   Outstanding at July 31, 1995
   ----------------------------        ----------------------------
   Common Stock, $.20 par value                   2,183,091
                                     (Including shares to be issued for
                                        Stock Dividend; see Note 5 to
                                      Consolidated Financial Statements)

                                    INDEX
                                    -----

        PART I. FINANCIAL INFORMATION

                                                                                   Page No.
                                                                                   --------
Item 1. Financial Statements

        a)    Consolidated Balance Sheet, June 30, 1995                                 3

        b)    Consolidated Statement of Income, Three and Six Months Ended
              June 30, 1995 and 1994                                                    4

        c)    Consolidated Statement of Cash Flows for the Six Months Ended
              June 30, 1995 and 1994                                                    5

        d)    Notes to Consolidated Financial Statements                                6

        e)    Signatures                                                                9

Item 2. Management's Discussion and Analysis or Plan of Operation                       10

        PART II. OTHER INFORMATION

Item 4. Submission of matters to a Vote of Security Holders                             13

Item 6(a).    Exhibits

        27 Financial Data Schedule

                                                -2-

                         PART I FINANCIAL INFORMATION
                     SERVOTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1995

                    ($000's omitted except per share data)
                                 (Unaudited)

Assets
Current assets:
  Cash                                                $      144
  Accounts receivable                                      2,444
  Inventories                                              6,949
  Prepaid income taxes                                       313
  Deferred tax asset                                         499
  Other                                                    1,700
                                                      ----------
     Total current assets                                 12,049
Property, plant and equipment, net                         8,169
Other assets                                                 477
                                                      ----------
                                                      $   20,695
                                                      ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                   $      165
  Demand loan                                                575
  Accounts payable                                         1,718
  Accrued employee compensation and benefit cost             605
  Other accrued liabilities                                  430
                                                      ----------
     Total current liabilities                             3,493
                                                      ----------

Long-term debt                                             6,412
Non-current deferred tax liability                           602

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,440,408 shares                488
    (including 123,160 shares to be issued for Stock
    Dividend; see Note 5 to Consolidated Financial
    Statements)
  Capital in excess of par value                          12,496
  Retained earnings                                        1,589
                                                      ----------
                                                          14,573

  Employee stock ownership trust commitment               (3,145)
  Treasury stock, at cost, 257,317 shares                 (1,240)
                                                      ----------
     Total shareholders' equity                           10,188
                                                      ----------
                                                      $   20,695
                                                      ==========

                 See notes to consolidated financial statements

                                     - 3 -


                                                SERVOTRONICS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF INCOME

                                              ($000's omitted except per share data)
                                                            (Unaudited)

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            1995         1994         1995         1994
                                                            ----         ----         ----         ----
Net sales                                                $  4,481     $  3,918     $  8,418     $  7,332

Costs and expenses:
   Cost of goods sold                                       3,145        2,587        5,803        4,821
   Selling, general and administrative                        798          736        1,533        1,415
   Interest                                                   110          130          186          204
   Depreciation and amortization                              135           92          298          189
                                                         --------     --------     --------     --------
                                                            4,188        3,545        7,820        6,629
                                                         --------     --------     --------     --------

Income before income taxes                                    293          373          598          703

Income tax provision                                          114          149          230          277
                                                         --------     --------     --------     --------
Net income                                               $    179     $    224     $    368     $    426
                                                         ========     ========     ========     ========
Net income per share*                                    $   0.12     $   0.15     $   0.24     $   0.28
                                                         ========     ========     ========     ========

*Restated to give effect for shares issued in conjunction with the 6% stock dividend declared in June 1995 (See Note 5 to Consolidated Financial Statements).

                See notes to consolidated financial statements


                     SERVOTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         1995        1994
                                                         ----        ----
Cash flows related to operating activities:
   Net income                                          $   368     $    426
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                           298          189
   Change in assets and liabilities -
        Accounts receivable                                617         (294)
        Inventories                                       (835)        (641)
        Prepaid income taxes                               (29)        (136)
        Other current assets                              (591)         (14)
        Other assets                                         7            8
        Accounts payable                                   (72)        (209)
        Accrued employee compensation & benefit costs      (63)         (31)
        Other accrued liabilities                           17          (23)
                                                       -------     --------
   Net cash used in operating activities                  (283)        (725)
                                                       -------     --------
Cash flows related to investing activities:
   Capital expenditures - property, plant &
     equipment                                            (195)        (508)
                                                       -------     --------
   Net cash used in investing activities                  (195)        (508)
                                                       -------     --------
Cash flows related to financing activities:
   Acquisition of long-term debt                            31        1,446
   Increase in demand loan                                 475            0
   Payments on long-term debt                              (74)         (69)
   Payments on demand loan                                (300)           0
   Purchase of treasury stock                                0           (2)
                                                       -------     --------
   Net cash provided by financing activities               132        1,375
                                                       -------     --------
Net (decrease) increase in cash                           (346)         142

Cash at beginning of period                                490          562
                                                       -------     --------
Cash at end of period                                  $   144     $    704
                                                       =======     ========



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

    Revenue recognition
    -------------------
    The Company incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion. Revenues on the remaining contracts are recognized when the terms of purchase orders are met.
    Included in other current assets is $206,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.
    During 1994, the Company suffered damages caused by a fire at one of its subsidiaries. The Company maintains property and business interruption insurance.

    Reclassification of prior year balances
    ---------------------------------------
    Certain prior year balances have been reclassified to conform with the current year presentation.

2.  Inventories                                                June 30, 1995
                                                               -------------
       Raw materials and common parts                            $   1,476
       Work-in-process (including engineering and other
           support costs)                                            5,311
       Finished goods                                                  398
                                                                 ---------
                                                                     7,185
       Less common parts expected to be used after one year           (236)
                                                                 ---------
                                                                 $   6,949
                                                                 =========

    Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.


 3.  Property, plant and equipment                          June 30, 1995
     -----------------------------                          -------------
        Land                                                  $      19
        Buildings                                                 6,578
        Machinery, equipment and tooling                          7,000
                                                              ---------
                                                                 13,597
        Less accumulated depreciation                            (5,428)
                                                              ---------
                                                              $   8,169
                                                              =========

     Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.


 4.  Long-term debt
     --------------
                                                                                           June 30, 1995
                                                                                           -------------
     Industrial Development Revenue Bonds; secured by a
          letter of credit from a bank with interest payable monthly
          at a floating rate (4.40% at June 30, 1995)                                          $  5,000

     Unsecured term note; payable to a bank with
          interest at prime plus 1/4% (9.25% at
          June 30, 1995); quarterly principal
          payments of $34,439 through November 1, 2000                                              724

     Secured term note; payable to a government agency
          with interest at 6%; monthly principal payments of
          $2,778 commencing on July 1, 1995 through May 1, 2004,
          with a final principal payment of $102,754 due June 1, 2004                               400

     Various other secured term notes payable to government agencies                                453
                                                                                               --------
                                                                                                  6,577
          Less current portion                                                                     (165)
                                                                                               --------
                                                                                               $  6,412
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

 5.  Common shareholders' equity
     ---------------------------

                                      Common stock
                                      ------------
                                   Number                    Capital in
                                 of shares                    excess of        Retained                     Treasury
                                  issued        Amount        par value        earnings       ESOP           stock
                                  ------        ------        ---------        --------       ----           -----
 Balance December
     31, 1994                    2,317,248       $ 463        $  11,982        $ 1,762       ($ 3,145)      ($ 1,240)
  Stock dividend                   123,160          25              514           (541)            --             --
    Net income                          --          --               --            368             --             --
                                 ---------       -----        ---------        -------        -------        -------
     Balance
  June 30, 1995                  2,440,408       $ 488        $  12,496        $ 1,589       ($ 3,145)      ($ 1,240)
                                 =========       =====        =========        =======        =======        =======

     Per share data is based on weighted average outstanding shares of 1,544,566 and 1,484,475 for the second quarter ended June 30, 1995 and 1994 and 1,544,566 and 1,484,759 for the six month period ended June 30, 1995 and 1994.

     On June 30, 1995 the Company's Board of Directors declared a 6% stock dividend payable to shareholders of record on July 21, 1995. The payment date for the stock dividend is August 11, 1995. Accordingly, per share data for all periods presented in the accompanying income statement has been restated to give effect to the issuance of these shares.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  August 11, 1995




                            SERVOTRONICS, INC.

                              By: /s/  Lee D. Burns, Treasurer
                                  -----------------------------------------
                                  Lee D. Burns, Treasurer and
                                                Chief Financial Officer

                              By: /s/  Raymond C. Zielinski, Vice President
                                  -----------------------------------------
                                  Raymond C. Zielinski, Vice President

                              SERVOTRONICS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

      The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.


                                                            Relationship to      Period to       Relationship to        Period to
                                                               net sales         period $           net sales           period $
                                                             quarter ended       increase        six months ended       increase
                                                               June 30,         (decrease)           June 30,          (decrease)
                                                           1995        1994        95-94         1995        1994        95-94
                                                           ----        ----        -----         ----        ----        -----
Net sales
  Advanced technology products                             48.7%        44.5%       12.1%        48.8%       45.9%        11.1%
  Consumer products                                        51.3%        55.5%        4.2%        51.2%       54.1%         5.6%
                                                          ------       ------       -----       ------      ------        -----

                                                          100.0%       100.0%       14.4%       100.0%      100.0%        14.8%
Cost of goods sold, exclusive of
  depreciation                                             70.2%        66.0%       21.6%        68.9%       65.8%        20.4%
                                                          ------       ------       -----       ------      ------        -----

Gross profit                                               29.8%        34.0%      -15.4%        31.1%       34.2%        -8.8%
                                                          ------       ------       -----       ------      ------        -----

Selling, general and administrative                        17.8%        18.8%        8.4%        18.2%       19.3%         8.3%
Interest                                                    2.5%         3.3%      -15.4%         2.2%        2.8%        -8.8%
Depreciation and amortization                               3.0%         2.3%       46.7%         3.5%        2.6%        57.7%
                                                          ------       ------       -----       ------      ------        -----
                                                           23.3%        24.4%       39.7%        23.9%       24.7%        57.2%
                                                          ------       ------       -----       ------      ------        -----

Income before provision for income taxes                    6.5%         9.6%      -21.4%         7.2%        9.5%       -14.9%

Income tax provision                                        2.5%         3.8%      -23.5%         2.7%        3.8%       -17.0%
                                                          ------       ------       -----       ------      ------        -----

Net income                                                  4.0%         5.8%      -20.1%         4.5%        5.7%       -13.6%
                                                          ------       ------       -----       ------      ------        -----

Management Discussion
---------------------

     During the six month period ended June 30, 1995 and for the comparable period ended June 30, 1994, approximately 37% and 30% respectively, of the Company's revenues were derived from contracts with agencies of the US Government or their prime contractors. For the second quarter of 1995 and 1994, approximately 36% and 33% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that, the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.


Results of Operations
---------------------
     The Company's consolidated results of operations for the six month period ended June 30, 1995 showed an approximate 14.8% increase in net sales and a decrease in net income of approximately 13.6% when compared to the same six month period of 1994. For the second quarter of 1995, net sales increased approximately 14.4% with a decrease in net income of 20.1% compared to the same period in 1994. The increase in sales occurred in both the Advanced Technology and Consumer operations. Increased sales at the Advanced Technology operations is primarily due to revenue recognized under long-term contracts and increased shipments. Increased sales at the Consumer operations is due to increased shipments and price increases.

     The respective amounts of funded and unfunded sales backlog at June 30, 1995 and 1994 for the Advanced Technology Group (ATG) were approximately $8,300,000 of funded and $12,900,000 of unfunded and approximately $6,000,000 of funded and $16,600,000 of unfunded. Approximately $8,800,000 of the June 30, 1995 backlog is for product deliveries beyond 1997. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

     Operating profit as a percentage of net sales for the six month period ended June 30, 1995 decreased to 7.2% from 9.5% as reported for the same six month period of 1994. For the second quarter of 1995 operating profit as a percent of net sales decreased to 6.5% from 9.6% when compared to the same period in 1994. The fluctuations in operating profit as a percentage of net sales is a result of differences in the product mix in combination with higher depreciation and interest associated with the acquisition of the new Advanced Technology facility as previously reported.

     Selling, general and administrative costs increased for the six month period and quarter ended June 30, 1995 when compared to the comparable periods of 1994 due to an increase in sales, professional costs and financing costs. Further, depreciation expense for the same period increased as a result of the acquisition of the new Advanced Technology facility as previously reported while interest expense decreased due to fluctuation in interest rate which is partially offset by an increase in institutional debt.

     Income taxes for the six month period and quarter ended June 30, 1995 decreased as a percentage of income before taxes when compared to the comparable periods of 1994 primarily because of variable state income tax rates.


Liquidity and Capital Resources
-------------------------------
     Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at June 30, 1995, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs And the request of customers' for shorter production lead time.

     During the six month period ended June 30, 1995, the Company expended $195,000 on capital expenditures. As previously reported, the Company moved into its new corporate headquarters/Advanced Technology facility during 1994. The financing of certain construction and related costs of the new facility was government assisted. Nonetheless, the new facility has resulted in an increase in long-term debt and substantial increase in related depreciation expense. The Company has received an Industrial Development Revenue Bond backed by a letter of credit from a financial institution to finance the construction and certain equipment for the new corporate headquarters/Advanced Technology facility. The Company has agreed to reimburse the financial institution if there are any draws under the letter of credit. The Company also has a $1,000,000 line of credit at June 30, 1995 of which $575,000 is outstanding at June 30, 1995.

     There are no material commitments for capital expenditures at June 30, 1995.

     In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 257,317 shares have been purchased. In 1995, through July 31, no additional shares have been purchased.

 PART II OTHER INFORMATION

 Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 ------       ---------------------------------------------------

     The annual meeting of shareholders of the Registrant was held on June 30, 1995. At the meeting, each of the directors of the Registrant was elected to serve until the next annual meeting of shareholders until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                        Withheld
        Name of Nominee                 For             Authority
        ---------------                 ---             ---------
        Dr. William H. Duerig       1,889,317.475      16,695.662
        Donald W. Hedges            1,889,317.475      16,695.662
        Nicholas D. Trbovich, Jr.   1,888,509.475      17,503.662
        Dr. Nicholas D. Trbovich    1,889,319.475      16,693.662