Form 10-Q
period 1995-09-30
SERVOTRONICS INC /DE/
filed 1995-11-13
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

 For the quarterly period ended September 30, 1995

 __  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

 For the transition period from ____________________ to ____________________

 Commission File No. 1 - 7109

                              SERVOTRONICS, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                               16-0837866
--------------------------------              ------------------
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

                            Yes    X   .  No       .
                                 ------    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                       Outstanding at October 31, 1995
    ----------------------------           -------------------------------
    Common Stock, $.20 par value                   2,183,091

                                     INDEX
                                     -----

               PART I. FINANCIAL INFORMATION                         Page No.
   Item 1.     Financial Statements                                  _______

               a)  Consolidated Balance Sheet, September 30, 1995       3

               b)  Consolidated Statement of Income, Three and Nine
                   Months Ended September 30, 1995 and 1994             4

              c)  Consolidated Statement of Cash Flows for the
                  Nine Months Ended September 30, 1995 and 1994         5

               d)  Notes to Consolidated Financial Statements           6

               e)  Signatures                                           9

   Item 2.     Management's Discussion and Analysis or Plan of
               Operation                                               10

               PART II. OTHER INFORMATION

   Item 6(a). Exhibits

               27  Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                      SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995

                     ($000's omitted except per share data)
                                  (Unaudited)

Assets
Current assets:
  Cash                                            $        340
  Accounts receivable                                    2,700
  Inventories                                            6,707
  Prepaid income taxes                                     115
  Deferred tax asset                                       497
  Other                                                  1,612
                                                    ----------

     Total current assets                               11,971

Property, plant and equipment, net                       8,109

Other assets                                               474
                                                    ----------
                                                  $     20,554
Liabilities and Shareholders' Equity              ============

Current liabilities:
  Current portion of long-term debt               $        200
  Demand loan                                              450
  Accounts payable                                       1,434
  Accrued employee compensation and benefit costs          431
  Other accrued liabilities                                543
                                                  ------------
     Total current liabilities                           3,058
                                                  ------------
Long-term debt                                           6,598
Non-current deferred tax liability                         602

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,440,408 shares              488
  Capital in excess of par value                        12,496
  Retained earnings                                      1,697
                                                  ------------

                                                        14,681

  Employee stock ownership trust commitment             (3,145)
  Treasury stock, at cost, 257,317                      (1,240)
                                                  ------------
     Total shareholders' equity                         10,296
                                                  ------------
                                                  $     20,554
                                                  ============



                 See notes to consolidated financial statements
                                     - 3 -

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                  (Unaudited)


                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                      1995           1994           1995            1994
                                                                   ----------     ----------     -----------     -----------
Net sales                                                          $    3,906     $    3,345     $    12,324     $    10,677

Costs and expenses:
   Cost of goods sold                                                   2,698          2,269           8,501           7,090
   Selling, general and administrative                                    790            823           2,323           2,238
   Interest                                                                89             87             275             291
   Depreciation and amortization                                          157            137             455             326
                                                                   ----------     ----------     -----------     -----------

                                                                        3,734          3,316          11,554           9,945
                                                                   ----------     ----------     -----------     -----------

Income before income taxes                                                172             29             770             732

Income tax provision                                                       64             13             294             290
                                                                   ----------     ----------     -----------     -----------

Net income                                                         $      108     $       16     $       476     $       442
                                                                   ==========     ==========     ===========     ===========

Net income per share*                                              $     0.07     $     0.01     $      0.31     $      0.30
                                                                   ==========     ==========     ===========     ===========

*Restated to give effect for shares issued in conjunction with the 6% stock dividend declared in June 1995 (See Note 5 to Consolidated Financial Statements).

                See notes to consolidated financial statements

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                  (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                                1995           1994
                                                                -----          ----
Cash flows related to operating activities:
   Net income                                             $      476       $      442
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                 455              326
   Change in assets and liabilities -
        Accounts receivable                                      361             (515)
        Inventories                                             (593)            (887)
        Prepaid income taxes                                     169              (34)
        Other current assets                                    (503)              10
        Other assets                                              11              742
        Accounts payable                                        (356)            (637)
        Accrued employee compensation & benefit costs           (237)              18
        Other accrued liabilities                                130             (244)
                                                          ----------       ----------

   Net cash used in operating activities                         (87)            (779)
                                                          ----------       ----------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
     equipment                                                  (292)          (1,104)
                                                          ----------       ----------

   Net cash used in investing activities                        (292)          (1,104)
                                                          ----------       ----------
Cash flows related to financing activities:
   Acquisition of long-term debt                                 302            2,325
   Increase in demand loan                                       475                0
   Payments on long-term debt                                   (123)            (300)
   Payments on demand loan                                      (425)               0
   Purchase of treasury stock                                      0               (2)
                                                          ----------       ----------

   Net cash provided by financing activities                     229            2,023
                                                          ----------       ----------

Net (decrease) increase in cash                                 (150)             140

Cash at beginning of period                                      490              562
                                                          ----------       ----------

Cash at end of period                                     $      340       $      702
                                                          ==========       ==========



                 See notes to consolidated financial statements
                                     - 5 -

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

    Included in other accrued liabilities is $49,000 of deferred revenue which represents billings under the terms of the contracts in excess of revenue earned under the percentage of completion method.

    During 1994, the Company suffered damages caused by a fire at one of its subsidiaries. The Company maintains property and business interruption insurance.

         RECLASSIFICATION OF PRIOR YEAR BALANCES

         Certain prior year balances have been reclassified to conform with the current year presentation.

    2.   INVENTORIES                                                                        September 30, 1995
                                                                                            ------------------
             Raw materials and common parts                                                       $   1,405
             Work-in-process (including engineering and other
                 support costs)                                                                       5,207
             Finished goods                                                                             331
                                                                                                  ---------
                                                                                                      6,943
             Less common parts expected to be used after one year                                     (236)
                                                                                                  ---------
                                                                                                  $   6,707
                                                                                                  =========

    Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

    3.   PROPERTY, PLANT AND EQUIPMENT                                                     September 30, 1995
                                                                                           ------------------
             Land                                                                                 $      19
             Buildings                                                                                6,588
             Machinery, equipment and tooling                                                         7,087
                                                                                                  ---------
                                                                                                     13,694
             Less accumulated depreciation                                                          (5,585)
                                                                                                  --------
                                                                                                  $   8,109
                                                                                                  =========

    Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

    4.   LONG-TERM DEBT

                                                                                            September 30, 1995
                                                                                            ------------------
         Industrial Development Revenue Bonds; secured by a
             letter of credit from a bank with interest payable monthly
             at a floating rate (4.95% at September 30, 1995)                                     $  5,000

         Unsecured term note; payable to a bank with
             interest at prime plus 1/4% (9% at
             September 30, 1995); quarterly principal
             payments of $34,439 through November 1, 2000                                              689

         Secured term note; payable to a government agency
             with interest at 6%; monthly principal payments of
             $2,778 commencing on July 1, 1995 through May 1, 2004,
             with a final principal payment of $102,754 due June 1, 2004                               392

         Various other secured term notes payable to government agencies                               717
                                                                                                  --------
                                                                                                     6,798
             Less current portion                                                                    (200)
                                                                                                  --------
                                                                                                  $  6,598
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

    5.   Common shareholders' equity
         ---------------------------

                                        Common stock
                                       ------------
                                          Number                  Capital in
                                        of shares                 excess of     Retained                   Treasury
                                          issued      Amount      par value     earnings         ESOP       stock
                                          ------      ------     ---------     --------         ---------   --------
         Balance December
             31, 1994                    2,317,248   $    463      $  11,982     $  1,762     ($3,145)      ($  1,240)
          Stock dividend                   123,160         25           514          (541)         --              --
            Net income                          --         --            --           476          --              --
                                     -------------   --------      -----------  ---------   ----------      -----------
              Balance
        September 30, 1995               2,440,408   $    488      $  12,496     $  1,697     ($3,145)      ($  1,240)
                                     =============   ========      =========     ========     =======       ===========

    Per share data is based on weighted average outstanding shares of 1,544,566 and 1,484,755 for the third quarter ended September 30, 1995 and 1994 and 1,544,566 and 1,484,758 for the nine month period ended September 30, 1995 and 1994.

    On June 30, 1995 the Company's Board of Directors declared a 6% stock dividend payable to shareholders of record on July 21, 1995. The payment date for the stock dividend was August 11, 1995. Accordingly, per share data for all periods presented in the accompanying income statement has been restated to give effect to the issuance of these shares.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1995




                                SERVOTRONICS, INC.

                                By:   /s/Lee D. Burns, Treasurer
                                      ---------------------------------------
                                      Lee D. Burns, Treasurer and
                                                      Chief Financial Officer

                                By:   /s/Raymond C. Zielinski, Vice President
                                      ----------------------------------------
                                      Raymond C. Zielinski, Vice President

                               SERVOTRONICS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.


                                            Relationship to            Period to              Relationship to             Period to
                                              net sales                period $                 net sales                 period $
                                             quarter ended             increase             nine months ended             increase
                                             September 30,            (decrease)                September 30,            (decrease)
                                           1995         1994            95-94              1995             1994             95-94
                                           ----         ----            -----              ----             ----             -----
Net sales
  Advanced technology products            51.4%          37.9%           22.9%              49.6%           43.4%           14.8%
  Consumer products                       48.6%          62.1%           -5.0%              50.4%           56.6%            2.2%
                                         ------          ------          ------             ------          ------           -----

                                         100.0%          100.0%           16.8%            100.0%          100.0%           15.4%

Cost of goods sold, exclusive of
   depreciation                           69.1%           67.8%           18.9%             69.0%           66.4%           19.9%
                                         ------          ------          ------             ------          ------          ------

Gross profit                              30.9%           32.2%            2.3%             31.0%           33.6%           -5.5%
                                         ------          ------          ------             ------          ------          ------

Selling, general and administrative       20.2%           24.6%           -4.0%             18.8%           21.0%            3.8%
Interest                                   2.3%            2.6%            2.3%              2.2%            2.7%           -5.5%
Depreciation and amortization              4.0%            4.1%           14.6%              3.7%            3.1%           39.6%
                                          ------         ------          ------             ------          ------          ------

                                          26.5%           31.3%           12.9%             24.7%           26.8%           37.9%
                                          ------         ------          ------             ------          ------           -----

Income before provision forincome taxes    4.4%            0.9%          493.1%              6.3%            6.8%            5.2%

Income tax provision                       1.6%            0.4%          392.3%              2.4%            2.7%            1.4%
                                          -----          ------          ------             ------          ------           -----

Net income                                 2.8%            0.5%          575.0%              3.9%            4.1%            7.7%
                                          -----          ------          ------             ------          ------           -----

MANAGEMENT DISCUSSION

         During the nine month period ended September 30, 1995 and for the comparable period ended September 30, 1994, approximately 40% and 25% respectively, of the Company's revenues were derived from contracts with agencies of the US Government or their prime contractors. For the third quarter of 1995 and 1994, approximately 46% and 20% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that, the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

RESULTS OF OPERATIONS

    The Company's consolidated results of operations for the nine month period ended September 30, 1995 showed an approximate 15.4% increase in net sales and an increase in net income of approximately 7.7% when compared to the same nine month period of 1994. For the third quarter of 1995, net sales increased approximately 16.8% with an increase in net income of 575.0% compared to the same period in 1994. The increase in sales occurred in both the Advanced Technology and Consumer operations. Increased sales at the Advanced Technology operations is primarily due to revenue recognized under long-term contracts and increased shipments. Increased sales at the Consumer operations is due to increased shipments and price increases.

    The respective amounts of funded and total sales backlog (including the funded and unfunded) at September 30, 1995 and 1994 for the Advanced Technology Group (ATG) were approximately $5,500,000 for the funded sales backlog and in excess of $25,500,000 for the total sales backlog and approximately $6,000,000 for the funded sales backlog and in excess of $21,900,000 for the total sales backlog. Approximately $13,100,000 of the September 30, 1995 backlog is for product deliveries beyond 1997. The increasing industry-wide pressures to shorten lead time and the recognition, by the Company, of the percentage of completion method for recognition of revenue (cost to cost method) results in a reported lower funded backlog than otherwise would be reported if these factors were not present. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for long term arrangements for which the Company has not received firm orders.

    Operating profit as a percentage of net sales for the nine month period ended September 30, 1995 decreased to 6.3% from 6.8% when compared to the same nine month period of 1994. For the third quarter of 1995 operating profit as a percent of net sales increased to 4.4% from 0.9% when compared to the same period in 1994. The fluctuations in operating profit as a percentage of net sales is a result of differences in the product mix in combination with higher depreciation and interest associated with the acquisition of the new Advanced Technology facility as previously reported.

    Selling, general and administrative costs increased for the nine month period ended September 30, 1995 when compared to the comparable periods of 1994 due to an increase in sales, professional costs and financing costs. For the quarter ended September 30, 1995 these costs showed a decrease compared to the comparable period of 1994 as the prior year amount included certain non-recurring expenses associated with the move of the Advanced Technology Group to its new facility which was partially offset by increased sales costs, professional costs and financing costs. Further, depreciation expense for the same period increased as a result of the acquisition of the new Advanced Technology facility as previously reported while interest expense decreased for the nine month period and increased in the three month comparable period due to fluctuation in interest rate which is partially offset by an increase in institutional debt.

    Income taxes for the nine month period and quarter ended September 30, 1995 decreased as a percentage of income before taxes when compared to the comparable periods of 1994 primarily because of variable state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at September 30, 1995, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead time.

    During the nine month period ended September 30, 1995, the Company expended $292,000 on capital expenditures. As previously reported, the Company moved into its new corporate headquarters/Advanced Technology facility during 1994. The financing of certain construction and related costs of the new facility was government assisted. Nonetheless, the new facility has resulted in an increase in long-term debt and substantial increase in related depreciation expense. The Company has received an Industrial Development Revenue Bond backed by a letter of credit from a financial institution to finance the construction and certain equipment for the new corporate headquarters/Advanced Technology facility. The Company has agreed to reimburse the financial institution if there are any draws under the letter of credit. The Company also has a $1,000,000 line of credit at September 30, 1995 of which $450,000 is outstanding at September 30, 1995.

    There are no material commitments for capital expenditures at September 30, 1995.

In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 257,317 shares have been purchased. In 1995, through October 31, the Company has not purchased any of its shares.