Form 10-K405
period 1995-12-31
SERVOTRONICS INC /DE/
filed 1996-04-01
CIK 89140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                  FORM 10-KSB
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________.

Commission File No. 1-7109
                                SERVOTRONICS, INC.
          ----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

                Delaware                                     16-0837866
     --------------------------------                     -------------------
     (State or other jurisdiction of                      (I. R. S. Employer
     incorporation or organization)                       Identification No.)

    1110 Maple Street, Elma, New York                            14059
  --------------------------------------                       ----------
 (Address of principal executive offices)                      (Zip Code)

 Issuer's telephone number:  716-655-5990
                             ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                             which registered
  -----------------------------               ---------------------------------
   Common Stock, $.20 par value                     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   x   No       .
                                                               -----     -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

Issuer's revenues for its most recent fiscal year:  $16,359,000.

As of February 29, 1996 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $5,869,000 based on the average of sales prices reported by the American Stock Exchange on that day.


As of February 29, 1996 the number of $.20 par value common shares outstanding was 2,183,091.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                            Part of Form 10-KSB
- --------                                            -------------------
1996 Proxy Statement                                       Part III

Transitional Small Business Disclosure Format.  Yes     .  No  x  .
                                                   -----     -----

                                     PART I
                                     ------

Item 1.          Description of Business
- -------          -----------------------
General
- -------
       Servotronics, Inc. and its subsidiaries (collectively the "Registrant" or the "Company") design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives, various types of cutlery and small household tools.

       The Registrant was incorporated in New York in 1959. In 1972, the Registrant was merged into a wholly-owned subsidiary organized under the laws of the State of Delaware, thereby changing the Registrant's state of incorporation from New York to Delaware.

Products
- --------
       Advanced Technology Products
       ----------------------------
       The Registrant designs, manufactures and markets a variety of servo-control components which convert an electrical current into a mechanical force or movement and other related products. The principal servo-control components produced include torque motors, electromagnetic actuators, proportional solenoids, hydraulic valves, pneumatic valves and similar devices, all of which perform the same general function. These are sold principally to the commercial, aerospace, missile, aircraft and government related industries.

       To fill most of its orders for components, the Registrant must either modify a catalog model or design a new item in order to satisfy the customer's particular requirements. The Registrant also produces unique products based on specifications provided by its customers. During 1994, the Registrant began production under long-term contracts.

       The Registrant also produces metallic seals of various cross-sectional configurations. These seals fit between two surfaces, usually metal, to produce a more secure and leak-proof joint. They are generally designed for use under circumstances in which more conventional seals and gaskets do not perform adequately, such as exposure to extremes of temperature, high pressures, vacuums, radiation or corrosive atmospheres. The Registrant manufactures these seals to close tolerances from standard and special alloy steels. Ductile coatings are often applied to the seals in order to increase their effectiveness.

       From time to time, the Registrant has also produced other products of its own and/or of a given design to meet customers' requirements.

       The Registrant also designs and/or manufactures for its own use custom precision metal stampings. These stampings are produced from precision single stage and/or progressive dies which are also designed and manufactured by the Registrant. The progressive die performs, in a series of stages in one die, the stamping of a metal piece which could otherwise require stamping by a number of separate dies.

       Consumer Products
       -----------------
       The Registrant designs, manufactures and sells a variety of cutlery products. These products include a wide range of knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, government installations, institutions and private industry and pocket and other types of knives for hunting, fishing and camping. The Registrant also produces and markets other cutlery items such as carving forks, sharpeners and various specialty tools such as putty knives, linoleum sheet cutters and field knives. The Registrant manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Registrant's cutlery and cutlery related products are intended for the medium to premium priced markets.

       The Registrant sells many of its cutlery products under its own brand names including "Old Hickory" and "Queen."

Sales, Marketing and Distribution
- ---------------------------------
       Advanced Technology Products
       ----------------------------
       The Registrant's advanced technology products are marketed throughout the United States and are essentially nonseasonal in nature. These products are sold to the United States Government, government prime contractors and commercial manufacturers and end users. Sales are made primarily by the Registrant's professional staff.

       During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 20% of the Registrant's total sales. If the Registrant were deemed to be unqualified by the United States

Government as a contractor or subcontractor, it would lose approximately 39% of its sales of advanced technology products. Sales of advanced technology products to the AlliedSignal Corporation and several of its subsidiaries and/or divisions exceeded 10% of Registrants' total sales in 1995 and 1994, as did sales to United Technologies through several of its subsidiaries and/or divisions in 1995 and with Martin Marietta Corporation in 1994. No other single customer represented more than 10% of the Company's sales in any of these years.

       The Registrant's prime contracts and subcontracts with the Government are subject to termination for the convenience of the Government. In the event of such termination, the Registrant is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Registrant's business, less than 1% of its government contracts have been terminated for convenience.

Consumer Products
- -----------------
       The Registrant's consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Registrant also sells its cutlery products (principally machetes, survival knives and kitchen knives) to various branches of the United States Government. The Registrant sells its products through its own sales personnel and through independent manufacturers' representatives.

Industry Segments
- -----------------
       Industry segment information is presented in Note 11 of the accompanying consolidated financial statements.

Patents
- -------
       In the view of management, the Registrant's competitive position is not dependent on patent protection. The Registrant has rights under a number of patents.

Research Activities
- -------------------
       The amount spent by the Registrant in research and development activities during its

1995 and 1994 fiscal years was not significant.

Environmental Compliance
- ------------------------
       The Registrant does not anticipate that the cost of compliance with current environmental laws will be material.

Manufacturing
- -------------
       The Registrant manufactures its consumer products in Franklinville, New York and Titusville, Pennsylvania and its advanced technology products in Elma, New York.

Raw Materials and Other Supplies
- --------------------------------
       The Registrant purchases raw materials and certain components for its products from outside vendors. The Registrant is not generally dependent upon a single source of supply for any raw material or component used in its operations.

Competition
- -----------
       Although no reliable industry statistics are available to enable the Registrant to determine accurately its relative competitive position with respect to any of its products, the Registrant believes that it is a significant factor with respect to certain of its servo-control components. The Registrant's share of the overall cutlery market is not significant.

       The Registrant encounters active competition with respect to its products from numerous companies, many of which are larger than it in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Registrant believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Registrant's knowledge, its principal competitors with regard to cutlery include ECKO Housewares, Inc., Russell Harrington Cutlery, Inc., W.
R. Case & Sons Cutlery Company, Imperial Schrade Corporation and Camillus Cutlery Company.

       The Registrant has many different competitors with respect to servo-control components because of the nature of that business and the fact that these products also face competition from other types of control components which, at times, can accomplish the desired result.

       The Registrant markets most of its products throughout the United States. The Registrant believes that it competes in marketing its consumer products primarily on the basis of price, quality and delivery, and its control products primarily on the basis of operating performance, adherence to rigid specifications, quality, price and delivery.

Employees
- ---------
       The Registrant at December 31, 1995 had approximately 251 employees of which approximately 234 are full time. In excess of 80% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

       The Registrant considers its relationship with its employees to be good and the Registrant has never experienced a significant labor work stoppage.

Item 2.          Description of Properties
- -------          -------------------------
       The Registrant's executive offices are located on premises leased by the Registrant at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Registrant owns and/or leases real property as set forth in the following table:

                                                                   Number of
                                           Principal             buildings and           Approx.
                         Approx.            product                 type of            floor area
  Location               acreage          manufactured            construction         (sq. feet)
  --------               -------          ------------            ------------         ----------
  Elma, New York         38.4         Advanced                 1-concrete block          82,000
                                         technology               and steel
                                         products

  Cheektowaga,            4.6                                  1-concrete                20,000
   New York                                   -                  block and
                                                                 steel

  Franklinville,          7.7         Cutlery products         1-tile and
   New York                                                      wood                    85,000

  Titusville,
   Pennsylvania            .4         Cutlery products          2-brick                  25,000

       During 1994, the Registrant relocated it's corporate headquarters/Advance Technology operation to a new facility in Elma, New York. The Registrant leases approximately 38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Registrant to purchase the property at a nominal amount at the end of the lease term. The former corporate headquarters/Advanced Technology facility in Cheektowaga, New York is being marketed.

       See the consolidated financial statements, including Note 8 thereto, for further information with respect to the Registrant's lease commitments.

       During the fourth quarter of 1994, a fire occurred at one of the Registrant's Titusville, Pennsylvania buildings. As a result, certain consumer products manufacturing operations are temporarily being performed at the Registrant's Cheektowaga, New York facility. Property damaged by the fire and other related losses are covered by the Registrant's insurance policies. See further discussion in Item 6 (Management's Discussion and Analysis or Plan of Operation) and Note 10 to the consolidated financial statements.

       The Registrant possesses modern precision manufacturing and testing equipment suitable for the development, manufacture, assembly and testing of its high technology products. The Registrant designs and makes substantially all of the tools, dies, jigs and specialized testing equipment necessary for the production of the high technology products. The Registrant also possesses automatic and semi-automatic grinders, tumblers, presses and miscellaneous metal and wood finishing machinery and equipment for use in the manufacture of consumer products.

Item 3.          Legal Proceedings
- -------          -----------------
       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4.          Submission of Matters to a Vote of Security Holders
- -------          ---------------------------------------------------
       Not applicable.

                                    PART II
                                    -------

Item 5.          Market for Common Equity and Related Stockholder Matters
- -------          --------------------------------------------------------
       (a)       Price range of common stock
                 ---------------------------
                 The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 1995 and 1994, adjusted to reflect the 6% stock dividend declared in 1995.

                                                            High            Low
                                                            ----            ---

                 1995
                         Fourth Quarter                     $      5        $  4-1/8
                         Third Quarter                         5-7/8           4-1/4
                         Second Quarter                       4-9/16           3-7/8
                         First Quarter                       4-13/16           3-1/2

                 1994
                         Fourth Quarter                     $ 4-5/16        $  3-5/8
                         Third Quarter                       4-13/16           4-1/8
                         Second Quarter                        5-1/4               4
                         First Quarter                         4-3/4           4-1/8

       (b)       Approximate number of holders of common stock
                 ---------------------------------------------

                           Title                               Approximate number of
                             of                                record holders (as of
                           class                                 December 31, 1995)
                           -----                                 ------------------
                 Common Stock, $.20 par value                           776

       (c)       Dividends on common stock
                 -------------------------
                  No cash dividends were paid in 1995 or 1994.

Item 6.          Management's Discussion and Analysis or Plan of Operation
- -------          ---------------------------------------------------------
Summary
- -------
       The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                              PERIOD TO
                                                  RELATIONSHIP TO               PERIOD
                                                  NET SALES YEAR               INCREASE
                                                      ENDED                   (DECREASE)
                                                   DECEMBER 31,              YEAR ENDED
                                               1995            1994            1995-94
                                               -----           -----         -----------
Net sales:
  Advanced technology products                  51.2%           48.2%             9.9%
  Consumer products                             48.8            51.8             -2.5
                                               -----           -----            -----
                                               100.0           100.0              3.5
Cost of goods sold                              73.0            71.8              5.2
                                               -----           -----            -----
Gross profit                                    27.0            28.2             -0.9
                                               -----           -----            -----
Selling, general and administrative             18.5            19.3             -0.8
Interest                                         2.3             2.7            -10.2
Depreciation                                     4.2             3.3             32.9
Gain on involuntary conversion                     -            (1.8)               -
                                               -----           -----            -----
                                                25.0            23.5             21.9
                                               -----           -----            -----
Income before income taxes                       2.0             4.7            -56.1
Income tax provision                             0.8             1.8            -57.8
                                               -----           -----            -----
Net income                                       1.2%            2.9%           -55.8%
                                               =====           =====            =====

Management Discussion
- ---------------------
       During the year ended December 31, 1995 and for the comparable period ended December 31, 1994, approximately 23% and 32%, respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, the growth of the national deficit and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of volatile uncertainties and because adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

See also Note 11 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 1995 as Compared to 1994
- -----------------------------------------------------
        The Company's consolidated results of operations for the year ended December 31, 1995 showed an approximate 3.5% increase in net sales and a decrease in net income of approximately 58.8% when compared to the year ended December 31, 1994. The overall increase in sales is due to increased shipments at the Advanced Technology operations offset by a decrease in sales at the Consumer Product operations because of a decrease in customer demands. The decrease in profit is primarily attributable to lower margins, due to expensing of certain start-up costs, and product mix.

       The respective amounts of funded and unfunded sales backlog at March 21, 1996 and 1995 for the Advanced Technology Group (ATG) were approximately $31,597,000 and $23,649,000 of which $25,648,000 and $16,487,000 were unfunded in the respective comparable periods. Approximately $22,533,000 of the March 21, 1996 unfunded backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

       Operating profit as a percentage of net sales for the year ended December 31, 1995 decreased to 6.7% from 9.9% as reported for the year ended December 31, 1994. The decrease in operating profit as a percentage of net sales is as described above. During the fourth quarter of 1994, the Company suffered damages caused by a fire at one if its subsidiaries. The Company maintained property and business interruption insurance and during 1995 has recognized approximately $130,000 as miscellaneous income and $150,000 as reductions of expenses incurred for losses due to business interruption.

        Selling, general and administrative costs decreased for the year ended December 31, 1995 primarily because of moving costs incurred and expensed in 1994 which were not applicable in 1995. Interest expense decreased because of obtaining long-term financing at lower interest rates. Depreciation expense for the period primarily increased as a result of the move to the Company's new corporate headquarters/Advanced Technology facility (see discussion under liquidity on Capital Resources.)

       Income taxes for the year ended December 31, 1995 decreased as a percentage of income before taxes when compared to the year ended December 31, 1994 due primarily to variable state income tax rates and changes made by the Omnibus Budget Reconciliation Act of 1994.

Results of Operations - Year 1994 as Compared to 1993
- -----------------------------------------------------
        The Company's consolidated results of operations for the year ended December 31, 1994 showed an approximate 26.6% increase in net sales and a decrease in net income of approximately 25.8% when compared to the year ended December 31, 1993. The increase in sales occurred in both the Advanced Technology and Consumer Products operations. Increased sales at the Advanced Technology operations is primarily due to revenue recognized under long-term contracts and increased shipments. Increased sales at the Consumer Products operations is due to increased shipments and price increases. The decrease in profit is primarily attributable to lower margins, product mix, higher interest and depreciation, and expenses associated with the move of the Advanced Technology Operation to a new facility, partially offset by the gain from an involuntary property conversion due to a fire at the Company's Titusville, Pennsylvania Consumer Products operation and profit contribution from production under new long-term contracts. The respective amounts of funded and unfunded sales backlog at December 31, 1994 and 1993 for the Advanced Technology Group (ATG) were approximately $6,639,000 of funded and $16,487,000 of unfunded and approximately $5,567,000 of funded and $13,598,000 of unfunded. Approximately $9,578,000 of the December 31, 1994 of unfunded backlog is for product deliveries beyond 1998. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

       Operating profit as a percentage of net sales for the year ended December 31, 1994 decreased to 9.9% from 12.7% as reported for the year ended December 31, 1993. The fluctuations in operating profit as a percentage of net sales is a result of lower margins and product mix, partially offset by the gain from an involuntary conversion due to a fire at the Company's Titusville, Pennsylvania Cutlery operation and profit contributions from production under new long-term contracts, and as described above.

       Selling, general and administrative costs increased for the year-ended December 31, 1994 due to an increase in sales and professional costs. Further, interest expense and depreciation expense for the same period increased as a result of an increase in institutional debt and as a result of the move to the Company's new corporate headquarters/Advanced Technology facility. (See discussion under liquidity and Capital Resources.)

       Income taxes for the year ended December 31, 1994 increased as a percentage of income before taxes when compared to the year ended December 31, 1993 due primarily to variable state income tax rates changes made by the Omnibus Budget Reconciliation Act of 1993.

Liquidity and Capital Resources
- -------------------------------
       Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at December 31, 1995 include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead-time.

       During the year ended December 31, 1995, the Company expended $126,000 on capital expenditure. During the year ended December 31, 1994, the Company expended $1,607,000 on capital expenditures. The Company moved into its new corporate headquarters/Advanced Technology facility during 1994 and as previously noted has an agreement with a government agency to lease approximately 38 acres of land and facility in Elma, New York. The financing of certain construction and related costs of the new facility is government assisted. Nonetheless, the new facility has resulted in an increase in long-term debt and a substantial increase in depreciation expense. This facility is approximately 82,000 square feet and it is anticipated that this new facility will enable the Company to improve its competitive position and enhance its ability to meet customer needs. The Company also has a $1,000,000 line of credit at December 31, 1995 on which no amount is outstanding at December 31, 1995.

       There are no material commitments for capital expenditures at December 31, 1995.

       In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 257,317 shares have been purchased. No shares were purchased in 1995.

Item 7.          Financial Statements
- -------          --------------------
       The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.          Changes in and Disagreements with Accountants on Accounting
- -------          -----------------------------------------------------------
                 and Financial Disclosure
                 ------------------------

       None.

                                    PART III
                                    --------

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
- -------          -------------------------------------------------------------
                 Compliance with Section 16(a) of the Exchange Act
                 -------------------------------------------------
       Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1995 fiscal year or such information will be included by amendment.

Item 10.         Executive Compensation
- --------         ----------------------
       Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1995 fiscal year or such information will be included by amendment.

Item 11.         Security Ownership of Certain Beneficial Owners and Management
- --------        ---------------------------------------------------------------
       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1995 fiscal year or such information will be included by amendment.

Item 12.         Certain Relationships and Related Transactions
- --------         ----------------------------------------------
       Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1995 fiscal year or such information will be included by amendment.

Item 13.         Exhibits and Reports on Form 8-K
- --------         --------------------------------
       (a)       Exhibits
                 --------

                 Exhibit
                 number               Presentation                            Reference
                 -------              ------------                            ---------

                 3(A)(1)        Certificate of Incorporation             Exhibit 1 to Form 8-B
                                                                           filed December 1972*

                 3(A)(2)        Amendments to Certificate                Exhibit 3(A)(2) to 1984
                                  of Incorporation dated                   Form 10-K*
                                  August 27, 1984

                 3(A)(3)        Certificate of designation               Exhibit 4(A) to 1987
                                  regarding Series I                       Form 10-K*
                                  preferred stock

                 3(B)           By-laws                                  Exhibit 3(B) to 1986
                                                                           Form 10-K*

                 4(A)           First amended and restated               Exhibit 4(A) to 1993
                                  term loan agreement with                 Form 10-KSB
                                  Fleet Bank of New York
                                  dated October 4, 1993

                 4(B)(1)        Letter of Credit Reimbursement           Exhibit 4(B)(1) to
                                  Agreement with Fleet Bank                1994 10-KSB
                                  dated as of December 1, 1994

                 4(B)(2)        Agency Mortgage and Security             Exhibit 4(B)(2) to
                                  Agreement dated as of                    1994 10-KSB
                                  December 1, 1994 from the
                                  Registrant and its subsidiaries

                 4(B)(3)        Guaranty Agreement dated as              Exhibit 4(B)(3) to
                                  of December 1, 1994 from the             1994 10-KSB
                                  Registrant and its subsidiaries
                                  to the Erie County Industrial
                                  Development Agency ("ECIDA"),
                                  Norwest Bank Minnesota, N.A.,
                                  as Trustee, and Fleet Bank

                 4(C)           Shareholder Rights Plan                  Attachment B to Form
                                dated as of August 13,                    8-K filed August 17,
                                1992                                      1992

- ------------------------------------------------------------------------

*Incorporated herein by reference (File No. 1-7109)
**Indicates management contract or compensatory plan or arrangement

                          Exhibit
                          number                 Presentation                         Reference
                          -------                ------------                         ---------


                          10(A)(1)         Employment contract**                 Exhibit 10(A) to 1986
                                                                                    Form 10-K*

                          10(A)(2)         Amendment to employment               Filed herewith
                                              contract**

                          10(A)(3)         Amendment to employment               Exhibit 10 (A) (3) to 1993
                                              contract**                            Form 10-KSB

                          10(B)            Form of Indemnification               Exhibit 10(E) to 1986
                                              Agreement between the                 Form 10-K*
                                              Registrant and each of
                                              its Directors and Officers**

                          10(C)(1)         Loan agreement between                Exhibit 10(C)(1)
                                              the Company and its                   to 1991 Form 10-K*
                                              employee stock ownership
                                              trust, as amended

                          10(C)(2)         Stock purchase agreement              Exhibit 10(D)(2) to
                                              between the Company                   1988 Form 10-K*
                                              and its its employee
                                              stock ownership trust

                          10(D)(1)(a)      1989 Employees Stock                  Exhibit A to Form
                                              Option Plan**                         8:  Amendment
                                                                                    No. 1 to 1988
                                                                                    Form 10-K*

                          10(D)(1)(b)      Amendment to 1989                     Exhibit (10)(D)(1)(b)
                                              Employees Stock Option                to 1990 Form 10-K*
                                              Plan**

                          10(D)(1)(c)      Amendment No. 2 to                    Exhibit 10(D)(1)(d) to
                                              1989 Employees Stock                  1991 Form 10-K*
                                              Option Plan**

                          10(D)(2)         Stock Option Agreement                Exhibit B to Form
                                              for Donald W. Hedges                  8:  Amendment
                                              dated April 28, 1989**                No. 1 to 1988
                                                                                     Form 10-K*

- ------------------------------------------------------------------------

*Incorporated herein by reference (File No. 1-7109)
**Indicates management contract or compensatory plan or arrangement

                                                                    Form 10-K*

                          Exhibit
                          number                 Presentation                         Reference
                          -------                ------------                         ---------


                          10(D)(3)         Stock Option Agreement                Exhibit D to Form
                                              for Nicholas D.                       8:  Amendment
                                              Trbovich, Sr. dated                   No. 1 to 1988
                                              March 29, 1989**                      Form 10-K*

                          10(D)(4)         Stock Option Agreement                Exhibit 10(D)(4) to 1990
                                              for William H. Duerig                 Form 10-K*
                                              dated December 21,
                                              1990**

                          10(D)(5)         Stock Option Agreement                Exhibit 10(D)(5) to 1990
                                              for Nicholas D.                       Form 10-K*
                                              Trbovich, Jr. dated
                                              December 21, 1990**

                          10(D)(6)         Stock Option Agreement
                                              for Nicholas D.
                                              Trbovich, Jr. dated                Exhibit 10(D)(6) to 1991
                                              October 17, 1991**                    Form 10-K*

                          10(D)(7)         Stock Option Agreement                Exhibit 10(D)(7) to 1991
                                              for Lee D. Burns dated                Form 10-K*
                                              October 17, 1991**

                          10(D)(8)         Stock Option Agreement                Exhibit 10(D)(8) to 1991
                                              for Raymond C. Zielinski              Form 10-K*
                                              dated October 17, 1991**

                          10(D)(9)         Land Lease Agreement between          Exhibit 10(D)(9) to 1992
                                              TSV, Inc. (wholly-owned               Form 10-KSB*
                                              subsidiary of the Registrant)
                                              and the ECIDA
                                              dated as of May 1, 1992, and
                                              Corporate Guaranty of the
                                              Registrant dated as of May 1,
                                              1992

                          10(D)(10)        Amendment to Land Lease               Exhibit K(D) (11) to 1993
                                              Agreement and Interim                 Form 10-KSB
                                              Lease Agreement dated
                                              November 19, 1992

- ------------------------------------------------------------------------

*Incorporated herein by reference (File No. 1-7109)
**Indicates management contract or compensatory plan or arrangement

                          Exhibit
                          number                 Presentation                         Reference
                          -------                ------------                         ---------


                          10(D)(11)        Lease Agreement dated as of           Exhibit 10(D)(11) to
                                              December 1, 1994 between              1994 10-KSB
                                              the Erie County Industrial
                                              Development Agency
                                              ("ECIDA") and TSV, Inc.

                          10(D)(12)        Sublease Agreement dated as           Exhibit 10(D)(12) to
                                              of December 1, 1994 between           1994 10-KSB
                                              TSV, Inc. and the Registrant


                          21               Subsidiaries of the                   Exhibit 22 to 1992
                                              Registrant                            Form 10-KSB*

                          27               Financial data schedule               Filed herewith



                 The Registrant hereby agrees that it will furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.

                 (b)      Reports on Form 8-K
                          -------------------

                          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

- ------------------------------------------------------------------------

*Incorporated herein by reference (File No. 1-7109)
**Indicates management contract or compensatory plan or arrangement

                                   SIGNATURES
                                   ----------

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       SERVOTRONICS, INC.


March  27, 1996                          By /s/ Nicholas D. Trbovich, President
                                            --------------------------
                                            Nicholas D. Trbovich
                                            President, Chief Executive Officer
                                            and Chairman of the Board


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nicholas D. Trbovich
- ----------------------------               President, Chief Executive                March  27, 1996
Nicholas D. Trbovich                       Officer, Chairman of the
                                           Board and Director


/s/ Lee D. Burns
- ----------------------------               Treasurer and Secretary                   March  27, 1996
Lee D. Burns                               (Chief Financial Officer)


/s/ Donald W. Hedges
- ----------------------------               Director                                  March  27, 1996
Donald W. Hedges


/s/ William H. Duerig
- ----------------------------               Director                                  March  27, 1996
William H. Duerig


/s/ Nicholas D. Trbovich Jr.
- ----------------------------               Director                                  March  27, 1996
Nicholas D. Trbovich Jr.

                     SERVOTRONICS, INC. AND SUBSIDIARIES
                     -----------------------------------
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------




                                                        Page
                                                        ----
Report of independent accountants                        F2

Consolidated balance sheet at December 31, 1995          F3

Consolidated statement of income for the years ended
  December 31, 1995 and 1994                             F4

Consolidated statement of cash flows for the
  years ended December 31, 1995 and 1994                 F5

Notes to consolidated financial statements               F6-F17



Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.





                                       F1

                      Report of Independent Accountants
                      ---------------------------------

To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index on page F1 present fairly, in all material respects, the financial position of Servotronics, Inc. and its subsidiaries at December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Buffalo, New York
March 27, 1996




                                       F2

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                               DECEMBER 31, 1995
                               -----------------
                      ($000'S OMITTED EXCEPT SHARE DATA)



ASSETS
Current assets:
   Cash                                                                $     612
   Accounts receivable                                                     2,495
   Inventories                                                             6,668
   Prepaid income taxes                                                      261
   Deferred tax asset                                                        501
   Other                                                                     950
                                                                       ---------
        Total current assets                                              11,487
                                                                       ---------

Property, plant and equipment, net                                         7,708
Other assets                                                                 470
                                                                       ---------
                                                                       $  19,665
                                                                       ---------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                   $     226
   Accounts payable                                                          898
   Accrued employee compensation and benefit cost                            687
   Other accrued liabilities                                                 208
                                                                       ---------

        Total current liabilities                                          2,019
                                                                       ---------


Long-term debt                                                             6,890
Non-current deferred tax liability                                           635

Shareholders' equity:
   Common stock, par value $.20 per share; authorized
     4,000,000 shares; issued  2,440,408 shares                              488
   Capital in excess of par value                                         12,495
   Retained earnings                                                       1,422
                                                                       ---------
                                                                          14,405

   Employee stock ownership trust commitment                              (3,044)
   Treasury stock, at cost, 257,317 shares                                (1,240)
                                                                       ---------


        Total shareholders' equity                                        10,121
                                                                       ---------

                                                                       $  19,665
                                                                       =========


                See notes to consolidated financial statements

                     SERVOTRONICS, INC. AND SUBSIDIARIES
                     -----------------------------------

                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                    ($000'S OMITTED EXCEPT PER SHARE DATA)



                                                                                    YEAR ENDED DECEMBER 31,

                                                                                      1995           1994
                                                                                      ----           ----
Net sales                                                                         $    16,359    $    15,807
Costs and expenses:
   Cost of goods sold                                                                  11,936         11,342
   Selling, general and administrative                                                  3,026          3,051
   Interest                                                                               378            421
   Depreciation and amortization                                                          691            520
   Gain on involuntary conversion                                                           -           (283)
                                                                                  -----------    -----------


                                                                                       16,031         15,051
                                                                                  -----------    -----------


Income before income taxes                                                                328            756
Income tax provision                                                                      127            301
                                                                                  -----------    -----------

Net income                                                                        $       201    $       455
                                                                                  ===========    ===========

Net income per share                                                              $       .13    $       .31
                                                                                  ===========    ===========



                See notes to consolidated financial statements
                                      F4

                     SERVOTRONICS, INC. AND SUBISIDIARIES
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                               ($000'S OMITTED)



                                                                                    YEAR ENDED DECEMBER 31,

                                                                                      1995           1994
                                                                                      ----           ----
Cash flows related to operating activities:
   Net income                                                                     $       201       $    455
   Adjustments to reconcile net income
        to net cash provided by operating activities -
     Depreciation and amortization                                                        691            520
     Deferred taxes                                                                        (6)           184
     Change in assets and liabilities -
        Accounts receivable                                                               566         (1,050)
        Inventories                                                                      (358)          (419)
        Prepaid taxes                                                                      23           (284)
        Other current assets                                                              159           (504)
        Other assets                                                                     (181)            33
        Accounts payable                                                                 (892)            80
        Accrued employee compensation and benefit costs                                    19              1
        Other accrued liabilities                                                        (172)           167
        Accrued income taxes                                                                            (144)
        Employee stock ownership trust payment                                            101            101
                                                                                  -----------    -----------

   Net cash provided by (used in) operating activities                                    151           (860)
                                                                                  -----------    -----------


Cash flows related to investing activities:
   Capital expenditures - property, plant
     and equipment                                                                       (126)          (855)
   Capital expenditures - construction project                                                          (752)
                                                                                  -----------    -----------

   Net cash used in investing activities                                                 (126)        (1,607)
                                                                                  -----------    -----------


Cash flows related to financing activities:
   Increase in demand loan                                                                667            400
   Increase in long-term debt                                                             575            532
   Proceeds from interim construction loan                                                             1,857
   Repayment of interim construction loan                                                             (5,250)
   Proceeds from issuance of revenue bonds                                                             5,000
   Principal payments on long-term debt                                                  (170)          (143)
   Payments of demand loans                                                              (975)
   Purchase of treasury stock                                                                             (1)
                                                                                  -----------    -----------

   Net cash provided by financing activities                                               97          2,395
                                                                                  -----------    -----------


Net increase (decrease) in cash                                                           122            (72)
Cash at beginning of year                                                                 490            562
                                                                                  -----------    -----------

Cash at end of year                                                               $       612    $       490
                                                                                  ===========    ===========
Supplemental disclosures:
   Income taxes paid                                                              $       298    $       550
   Interest paid                                                                  $       335    $       415



                See notes to consolidated financial statements

                                      F5

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

 1.    Summary of significant accounting policies
       ------------------------------------------

       The principal accounting policies of Servotronics, Inc. (the Company) and subsidiaries are as follows:

       Principles of consolidation
       ---------------------------

       The consolidated financial statements include the accounts of Servotronics, Inc. and its wholly-owned subsidiaries.

       Revenue recognition
       -------------------

       The Company incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion. Revenues on the remaining contracts are recognized when the terms of purchase orders are met.

       Included in accounts receivable is $43,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts. Included in other accrued liabilities is $200,000 of deferred revenue which represents billings under the terms of the contracts in excess of revenue earned under the percentage of completion method.

       Inventories
       -----------
       Inventories are stated generally at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

       Property, plant and equipment
       -----------------------------

       Property, plant and equipment is carried at cost; expenditures for new facilities and equipment and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are charged directly to cost or expenses as incurred. The cost of property, plant and equipment is offset by a


                                       F6

       $199,000 capital grant received in 1994 and grants received in 1995 totaling $300,000. Upon retirement or disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

       Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for tax purposes. Depreciation expense includes the amortization of capital lease assets. The estimated useful lives of depreciable properties are generally as follows:

        Buildings and improvements                    5-39 years
        Machinery and equipment                       5-15 years
        Tooling                                        3-5 years

       Income taxes
       ------------

       The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

       The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

       Employee stock ownership plan
       -----------------------------

       Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

       Income per share
       ----------------

       Income per share is based on weighted average outstanding shares of 1,511,750 for 1995 and 1,477,462 in 1994. All shares owned by the Employee Stock Ownership Plan (ESOP) which are unallocated are not deemed to be outstanding for purposes of calculating income per share.





                                       F7

       Use of estimates
       ----------------

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates employed by management include those used in revenue recognition, amortization of engineering and other support costs included in inventory (See Note 2) and calculating amounts receivable under an insurance claim (See Note 10). Actual results could differ from those estimates.

 2.    Inventories
       -----------

                                                              DECEMBER 31, 1995
                                                              ----------------
                                                              ($000'S OMITTED)

         Raw materials and common parts                           $   1,224
         Work-in-process (including engineering
           and other support costs of $1,900,000)                     5,190
         Finished goods                                                 490
                                                                   --------
                                                                      6,904
         Less common parts expected to be used
               after one year                                          (236)
                                                                   --------

                                                                   $   6,668
                                                                   =========

       Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will therefore not be realized within one year.

       During the fourth quarter of 1995, the Company revised estimates on certain contracts and the periods during which engineering and other support costs in inventory would be amortized. The effect of the change in these estimates was a charge to cost of sales of $200,000.





                                       F8

 3.    Property, plant and equipment
       -----------------------------

                                                                                   DECEMBER 31, 1995
                                                                                   -----------------
                                                                                   ($000'S OMITTED)

         Land                                                                        $      19
         Buildings and improvements                                                      6,347
         Machinery, equipment and tooling                                                7,163
                                                                                     ---------
                                                                                        13,529
         Less accumulated depreciation                                                  (5,821)
                                                                                     ---------

                                                                                     $   7,708
                                                                                     =========


 4.    Long-term debt
       --------------

                                                                                DECEMBER 31, 1995
                                                                                -----------------
                                                                                 ($000'S OMITTED)

       Industrial Development Revenue Bonds; secured by a
          letter of credit from a bank with interest payable monthly
          at a floating rate (5.90% at December 31, 1995)                            $   5,000

       Unsecured term note; payable to a bank with
          interest at prime plus 1/4% (8 3/4% at
          December 31, 1995); quarterly principal
          payments of $34,439 through November 1, 2000                                     656

       Secured term note; payable to a government agency
          with interest at 6%; monthly principal payments of
          $2,778 commencing on July 1, 1995 through May 1, 2004,
          with a final principal payment of $102,754 due June 1, 2004                      383

       Various other secured term notes payable to government agencies                   1,077
                                                                                     ---------

                                                                                         7,116
       Less current portion                                                                226
                                                                                     ---------

                                                                                     $   6,890
                                                                                     =========





                                       F9

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

       Principal maturities of long-term debt are as follows: 1996 - $226,000; 1997 - $246,000; 1998 - $248,000; 1999 - $249,000; 2000 and thereafter
       $6,147,000.

       The Company also has a $1,000,000 line of credit on which there was no amount outstanding at December 31, 1995.

 5.    Employee benefit plans
       ----------------------

       Employee stock ownership plan (ESOP)
       ------------------------------------

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon salary levels and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime





                                      F10
       rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 271,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 1995 and 1994, approximately 644,000 and 677,000 shares, respectively, purchased by the ESOP remain unallocated, after adjustment for the 6% stock dividend declared in 1995.

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 1995 and 1994. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares.

       Defined benefit plan
       --------------------

       A Consumer Products division subsidiary of the Company maintains a noncontributory defined benefit pension plan covering substantially all its employees. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $36,000 and $37,000 was recognized in 1995 and 1994, respectively, calculated using a weighted-average discount rate and weighted-average expected rate of return on plan assets of 8%. The projected benefit obligation under the plan at December 31, 1995 was $160,000, net of $72,000 of plan assets at fair value. Included in the December 31, 1995 consolidated balance sheet is $21,000 of prepaid pension cost related to the plan.

       Deferred compensation plan
       --------------------------

       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the
       Company.   No amount was accrued under this





                                      F11
       program in 1995 or 1994. No amounts under this plan have been paid since its inception and accrued in the December 31, 1995 consolidated balance sheet is $230,000.

 6.    Income taxes
       ------------

       The provision for income taxes included in the consolidated statement of income consists of the following:

                                                                                            1995       1994
                                                                                            ----       ----
                                                                                           ($000'S OMITTED)

         Current:
          Federal income tax                                                              $   111    $    94
          State income tax                                                                     22         23
                                                                                          -------    -------
                                                                                              133        117
                                                                                          -------    -------
         Deferred:
          Federal income tax (benefit)                                                         (4)       155
          State income tax (benefit)                                                           (2)        29
                                                                                          -------    -------
                                                                                               (6)       184
                                                                                          -------    -------

                                                                                          $   127    $   301
                                                                                          =======    =======




       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision and the federal statutory income tax rate is as follows:

                                                                                            1995       1994
                                                                                            ----       ----
         Statutory rate                                                                       34%        34%
         Increase resulting from:
          State tax (net of federal benefit)                                                   4%         5%

          Other                                                                                1%         1%
                                                                                              --         --

                                                                                              39%        40%
                                                                                              ==         ==





                                      F12

       At December 31, 1995, the deferred tax liabilities (assets) were comprised of the following:


                                                                                   ($000'S OMITTED)
       Property, plant and equipment                                                      $   605
       Other                                                                                   30
                                                                                          -------
       Gross deferred tax liabilities                                                         635
                                                                                          -------
       Inventory                                                                             (240)
       Accrued pension                                                                        (99)
       Accrued vacation                                                                      (107)
       Other                                                                                  (55)
                                                                                          -------
       Gross deferred tax assets                                                             (501)
                                                                                          -------
       Net deferred tax liability                                                         $   134
                                                                                          =======



 7.    Common shareholders' equity
       ---------------------------

                                         COMMON STOCK
                                         ------------
                               NUMBER                  CAPITAL IN
                              OF SHARES                EXCESS OF       RETAINED                     TREASURY
                               ISSUED       AMOUNT     PAR VALUE       EARNINGS         ESOP         STOCK
                               ------       ------     ---------       --------         ----         -----
                                                    ($000's omitted)
Balance December
   31, 1993                   2,319,910  $     464     $   11,981    $      1,307     ($  3,246)   ($  1,239)

Compensation expense              -           -             -                -              101         -
Purchase of
   treasury stock                 -           -             -                -             -              (1)
Cancellation of issued shares    (2,662)        (1)             1            -             -            -
Net income                        -           -             -                 455          -            -
                              ---------  ---------     ----------    ------------     ----------    ---------

Balance December
   31, 1994                   2,317,248        463         11,982           1,762        (3,145)      (1,240)

Compensation expense              -            -             -               -              101         -
Purchase of
   treasury stock                 -            -             -               -             -
Stock dividend paid             123,160         25            513            (541)
Net income                        -            -             -                201          -            -
                              ---------  ---------     ----------    ------------     ----------    ---------

Balance December
   31, 1995                   2,440,408  $     488     $   12,495    $      1,422     ($  3,044)   ($  1,240)
                              =========  =========     ==========    ============     ==========    =========

Stock Dividend
- --------------
On June 30, 1995, the Board of Directors declared a 6% stock dividend to Shareholders of record on July 21, 1995, payable August 11, 1995.


                                      F13

       Stock options
       -------------

       Under the Servotronics, Inc. 1989 Employees Stock Option Plan (the Option Plan) and other separate agreements authorized by the Board of Directors, the Company has granted options to its Chairman, directors and/or officers. At December 31, 1995, 30,740 shares of common stock are available under the Option Plan. Options may be granted at the fair market value of the Company's stock on the date of the grant with durations of ten years.

       At December 31, 1995, the number of shares subject to and the exercise price of options granted to its Chairman, directors and/or officers, as adjusted for the 1995 stock dividend, are 34,980 at approximately
       $ 2.83 per share, 11,660 at $2.76 per share, 23,320 at $2.24 per share and 15,900 at approximately $6.23 per share. At December 31, 1995, all of the 85,860 shares granted under options are exercisable.

       Shareholders' rights plan
       -------------------------

       During 1992, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan") and simultaneously declared a dividend of one Right for each outstanding share of the Company's common stock outstanding at August 28, 1992. The Rights do not become exercisable until the earlier of (i) the date of the Company's public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company's common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

       The exercise price of a Right has been established at $30.00. Once exercisable, each Right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. In the event that any person becomes an Acquiring Person, each Right would entitle any holder other than the Acquiring Person to purchase common stock or other securities of the Company having a value equal to three times the exercise price. The Board of Directors has the discretion in such event to exchange two shares of common stock or two one-hundredths of a share of preferred for each Right held by any holder other than the Acquiring Person.





                                      F14

 8.    Commitments
       -----------

       The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 1995 and 1994 and future minimum payments under such leases are not significant.

 9.    Litigation
       ----------

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

10.    Involuntary conversion
       ----------------------

       During the fourth quarter of 1994, the Company suffered damages caused by a fire at one of its subsidiaries. The Company maintained property and business interruption insurance and during 1995 has recognized approximately $130,000 as miscellaneous income and $150,000 as reductions of expenses incurred for losses due to business interruption. Included in other current assets at December 31, 1995 is a $585,000 receivable for the full business interruption claim. During 1994, the Company recognized a gain of $283,000 for the excess of insurance proceeds over the book value of assets damaged. Insurance proceeds from this property damage claim were collected during 1995.

11.    Business segments
       -----------------

       The Company operates in two business segments, Advanced Technology Products and Consumer Products. Operations in Advanced Technology Products involve the design, manufacture, and marketing of servo-control components for government and commercial industrial applications. Consumer Products operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. Information regarding the Company's operations in these segments is summarized as follows:





                                      F15

                                                             ADVANCED
          YEAR ENDED                                        TECHNOLOGY        CONSUMER
       DECEMBER 31, 1995                                     PRODUCTS         PRODUCTS        CONSOLIDATED
       -----------------                                     --------         --------        ------------
                                                                          ($000'S OMITTED)
         Sales to unaffiliated customers                    $      8,382     $    7,977     $         16,359
                                                           =============     ==========     ================

         Operating profit                                   $        943     $      148     $          1,091   *
                                                           =============     ==========

         Interest expense                                                                               (378)

         General corporate expense                                                                      (385)
                                                                                            ----------------

         Income before income taxes                                                         $            328
                                                                                            ================

         Identifiable assets                                $     13,388     $    6,318     $         19,706
                                                           =============     ==========     ================


         Depreciation expense                               $        358     $      333     $            691
                                                           =============     ==========     ================

         Capital expenditures                              ($        122)    $      248     $            126
                                                           =============     ==========     ================


      * Includes $280,000 as miscellaneous income and reductions of expenses from business interruption insurance proceeds - see Note 10.

                                                             ADVANCED
          YEAR ENDED                                        TECHNOLOGY        CONSUMER
       DECEMBER 31, 1994                                     PRODUCTS         PRODUCTS        CONSOLIDATED
       -----------------                                     --------         --------        ------------
                                                                          ($000'S OMITTED)
         Sales to unaffiliated customers                    $      7,625     $    8,182     $         15,807
                                                            ============     ==========     ================
         Operating profit                                   $        757     $      807     $          1,564   **
                                                            ============     ==========
         Interest expense                                                                               (421)

         General corporate expense                                                                      (387)
                                                                                            ----------------
         Income before income taxes                                                         $            756
                                                                                            ================

         Identifiable assets                                $     13,092     $    6,562     $         19,654
                                                            ============     ==========     ================

         Depreciation expense                               $        249     $      271     $            520
                                                            ============     ==========     ================
         Capital expenditures                               $      1,198     $      409     $          1,607
                                                            ============     ==========     ================


      **  Includes $282,684 gain on involuntary conversion - see Note 10.


                                      F16

         The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology segment accounted for revenues of approximately $3,258,000 in 1995 and $4,185,000 in 1994. Similar contracts by the Consumer Products segment accounted for revenues of approximately $568,000 in 1995 and $684,000 in 1994. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 13% and 15% of total sales in 1995 and 1994, respectively, another customer amounted to approximately 10% of total sales in 1995 and another customer amounted to approximately 10% of total sales in 1994. No other single customer represented more than 10% of the Company's sales in any of these years.


                                      F17