Form 10KSB/A
period 1995-12-31
SERVOTRONICS INC /DE/
filed 1996-04-26
CIK 89140

                              ____________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                              ____________________

                                 FORM 10-KSB/A


                           AMENDMENT TO FORM 10-KSB/A
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                             SERVOTRONICS, INC.
           ______________________________________________________
           (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 1

                 The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1995 as set forth in the pages attached hereto:


                                    PART III
                                    --------

                 Item 10.         Directors and Executive Officers of the
                                  ---------------------------------------
                                  Registrant.
                                  -----------

                 Item 11.         Executive Compensation.
                                  -----------------------

                 Item 12.         Security Ownership of Certain Beneficial
                                  ----------------------------------------
                                  Owners and Management.
                                  ----------------------

                 Item 13.         Certain Relationships and Related
                                  ---------------------------------
                                  Transactions.
                                  -------------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SERVOTRONICS, INC.

Dated:  April 26, 1996


                                        By /s/ Lee D. Burns, Treasurer
                                           -----------------------------
                                           Lee D. Burns
                                           Treasurer and Secretary

                               SERVOTRONICS, INC.

                                AMENDMENT NO. 1

                                       TO

                           FORM 10-KSB FOR YEAR ENDED
                               DECEMBER 31, 1995


Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 (a) DIRECTORS. The table below sets forth certain information regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 1995 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                                   Position with the Company
                                                   and Principal Occupation
                                                   and Business Experience
Name                              Age              for Past Five Years
- ----                              ---              -------------------------
Dr. William H. Duerig             74               Director of the Company since 1990; Physicist and Senior Program Manager for
                                                   Kearfott Guidance & Navigation Corporation for more than five years prior to retirement in 1993.

Donald W. Hedges                  74               Director of the Company since 1967; self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.         35               Director of the Company since 1990; Vice President of the Company since 1990;
                                                   Director of Corporate Development of the Company from 1987 to 1990.

                                                   Position with the Company
                                                   and Principal Occupation
                                                   and Business Experience
Name                              Age              for Past Five Years
- ----                              ---              -------------------------
Dr. Nicholas D. Trbovich          60               Chairman of the Board of Directors, President and Chief Executive Officer of
                                                   the Company since 1959.


                 (b) EXECUTIVE OFFICERS. The following is a listing of the Company's executive officers:

                                                   Position with the Company
                                                   and Principal Occupation
                                                   and Business Experience
Name                              Age              for Past Five Years
- ----                              ---              -------------------------
Dr. Nicholas D. Trbovich          60               See table under "Election of Directors."

Nicholas D. Trbovich, Jr.         35               See table under "Election of Directors."

Raymond C. Zielinski              51               Vice President since 1990; Director of Manufacturing of the Company from 1983 to 1990.

Lee D. Burns                      54               Treasurer and Secretary of the Company since 1991; Controller and Assistant
                                                   Treasurer of the Company from 1978 to 1991.


                 Nicholas D. Trbovich, Jr. is the son of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

Item 11.         EXECUTIVE COMPENSATION.

                 DIRECTORS' FEES. Under the Company's standard compensation arrangements with directors who are not employees, they are paid a yearly director's fee of $9,000 plus a per meeting fee of $400 (the "Director's Fee") and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the Director's Fee.

                 COMPENSATION TABLE. The following table shows the compensation paid by the Company to each executive officer of the Company whose total salary and bonus from the Company and its subsidiaries exceeded $100,000 during any of the last three fiscal years.


                                                        ANNUAL COMPENSATION
                                         -------------------------------------------------
                                                                                  Other
                                                                                  Annual           All Other
 Name and                                                                         Compen-          Compen-
 Principal Position                      Year      Salary           Bonus         sation(1)        sation(2)
 ------------------                      ----      ------           -----         ---------        ---------
 Dr. Nicholas D. Trbovich                1995      $257,368         $20,000       $27,118          $ 13,204
   President and CEO                     1994       250,852          35,000        43,340            15,928
                                         1993       237,298          50,000        52,492            40,433

_________________________

(1)      Includes $24,661, $41,800 and $50,645 in 1995, 1994 and 1993,
         respectively, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company over several years and prior to the year payment was received.

(2) All Other Compensation for 1995 includes (i) an allocation of 2,323.749 shares of Common Stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 1995 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $4-5/8 per share and (ii) $2,457 for life insurance.


                 The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. Discretionary payments authorized for 1996 will be included in the compensation table for 1996 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

                 EMPLOYMENT AGREEMENT. Dr. Trbovich has an employment agreement with the Company pursuant to which he is entitled to receive minimum direct compensation of $264,000 per annum or such greater amount as the Company's Board of Directors may determine. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of 2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 1999), as such date may be extended, Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.

Fiscal Year-End Option Values
- -----------------------------
                 The following table summarizes information with respect to unexercised stock options held by Dr. Trbovich at December 31, 1995, all of which are presently exercisable.

                 Number of Shares                  Value of Unexercised
                 Underlying Unexercised            In-the-Money Options
                 Options at 12/31/95               at 12/31/95(1)
                 ----------------------            --------------------
                          34,980                          $54,000



- --------------------

(1) Determined by subtracting the exercise price (approximately $2.83 per share) from the closing price for shares of Common Stock of the Company reported by the American Stock Exchange on December 28, 1995, which was $4-5/8 per share.


Item 12.         Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management.
                 -----------

                 (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of April 10, 1996, more than 5% of the outstanding shares of Common Stock of the Company ("Shares"), based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person.

Name and Address of                        Amount and Nature of     Percent of
Beneficial Owner                           Beneficial Ownership     Class(1)
- -------------------                        --------------------     ----------
Servotronics, Inc. Employee
  Stock Ownership Trust(2)                      897,217(2)             41.1%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Dr. Nicholas D. Trbovich                        286,185(3)             12.9%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Harvey Houtkin(4)                               196,072(4)              8.9%
78 Lafayette Avenue
Suffern, New York   10901


____________________

(1) Percent of class is based upon 2,183,091 Shares outstanding as of April 10, 1996 plus, in the case of Dr. Trbovich, the Shares subject to his stock option.

(2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated Shares. The participants in the related plan have the right to direct the voting of Shares which have been allocated to their respective account. As of April 10, 1996, approximately 253,352 Shares have been allocated to the accounts of participants and approximately 643,865 Shares (30.0% of the Shares outstanding) remain unallocated.

(3) This amount includes (i) 36,701 Shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 34,980 Shares; (iii) approximately 26,662 Shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 11,273 Shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the Shares beneficially owned by certain of Dr. Trbovich's other relatives.

(4) Based on a statement on Schedule 13D, as last amended on June 14, 1994, filed by Mr. Houtkin with the Securities and Exchange Commission. All amounts have been adjusted to reflect the six percent stock dividend authorized by the Board of Directors on June 30, 1995, to all shareholders of record as of July 21, 1995 and paid August 11, 1995. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 190,772 Shares and shared voting and investment power with respect to 5,300 Shares owned by Wanshef, Inc., which is controlled by Mr. Houtkin.

                 (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of April 10, 1996, information as to the beneficial ownership of Shares of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person, except as otherwise indicated):

     Name of                               Amount and Nature of     Percent of
Beneficial Owner                           Beneficial Ownership     Class(1)
- ----------------                           --------------------     ----------
Dr. Nicholas D. Trbovich                        286,185(2)             12.9%

Nicholas D. Trbovich, Jr.                        27,501(3)              1.3

Donald W. Hedges                                 12,878(4)              0.6

Dr. William H. Duerig                            11,660(5)              0.5

All directors and
executive officers
as a group                                    1,015,115(6)(7)          44.7

____________________

(1) Percent of class is based upon 2,183,091 Shares outstanding as of April 10, 1996 plus the number of Shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 16,960 Shares which Mr. Trbovich has the right to acquire under stock options and approximately 10,540 Shares allocated to Mr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include Shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 11,660 Shares which Mr. Hedges has the right to acquire under a stock option. Mr. Hedges has sole voting and investment power with respect to 777 Shares and shared voting and investment power with respect to 441 Shares.

(5) This amount represents Shares which Dr. Duerig has the right to acquire under a stock option.

(6) Includes unallocated Shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as Shares allocated to the accounts of all officers as a group under the related plan. See the table in "Security Ownership of Certain Beneficial Owners" and note (2) thereto.

(7)      See notes (2) through (5) above.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 During 1995, certain of Dr. Trbovich's sons were employed by the Company and received, in the aggregate, $120,756 in compensation from the Company.

                 Dr. Trbovich is the owner of certain patents and co-owner with the Company of certain other patents which are used in the business of the Company. The patents have been used by the Company on a royalty-free and exclusive basis with Dr. Trbovich's consent.