Form 10-Q
period 1996-03-31
SERVOTRONICS INC /DE/
filed 1996-05-15
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- --  OF 1934 For the quarterly period ended March 31, 1996

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- --

For the transition period from ____________________ to ____________________

Commission File No. 1-7109

                             SERVOTRONICS, INC.
- -------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                               16-0837866
           --------                             --------------
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

                            Yes    X  .   No      .
                                 -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                       Outstanding at April 30, 1996
  -----------------------------          -----------------------------
   Common Stock, $.20 par value                   2,357,738
                                         (Including shares to be issued for
                                         stock dividend; see Note 5 to
                                         Consolidated Financial Statements)

                                     INDEX
                                     -----

         PART I. FINANCIAL INFORMATION                                                Page No.
                                                                                      --------
Item 1.  Financial Statements

         a)    Consolidated Balance Sheet, March 31, 1996                                  3

         b)    Consolidated Statement of Income, Three Months Ended
               March 31, 1996 and 1995                                                     4

         c)    Consolidated Statement of Cash Flows for the Three Months Ended
               March 31, 1996 and 1995                                                     5

         d)    Notes to Consolidated Financial Statements                                  6

         e)    Signatures                                                                  9

Item 2.  Management's Discussion and Analysis or Plan of Operation                         10

         PART II. OTHER INFORMATION

Item 6(a). Exhibits

         27  Financial Data Schedule



                         PART I FINANCIAL INFORMATION
                     SERVOTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996


                    ($000's omitted except per share data)
                                 (Unaudited)


Assets

Current assets:
  Cash                                          $    612
  Accounts receivable                              2,253
  Inventories                                      7,258
  Prepaid income taxes                               253
  Deferred tax asset                                 501
  Other                                              943
                                                --------
    Total current assets                          11,820

Property, plant and equipment, net                 7,649

Other assets                                         466
                                                --------
                                                $ 19,935
                                                ========

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt             $    226
  Accounts payable                                 1,021
  Accrued employee compensation and benefit
    costs                                            817
  Other accrued liabilities                          208
                                                --------
    Total current liabilities                      2,272
                                                --------
Long-term debt                                     6,837
Non-current deferred tax liability                   635

Shareholders' equity:
  Common stock, par value $.20; authorized
   4,000,000 shares; Issued 2,615,055 shares         523
   (including 174,647 shares to be issued for
   Stock Dividend; see Note 5 to Consolidated
   Financial Statements)
  Capital in excess of par value                  13,269
  Retained earnings                                  683
                                                --------
                                                  14,475

  Employee stock ownership trust commitment       (3,044)
  Treasury stock, at cost, 257,317 shares         (1,240)
                                                --------
    Total shareholders' equity                    10,191
                                                --------
                                                $ 19,935
                                                ========


                See notes to consolidated financial statements

                     SERVOTRONICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                    ($000's omitted except per share data)
                                 (Unaudited)




                                                        Three Months Ended
                                                            March 31,
                                                         1996         1995
                                                         ----         ----
Net sales                                              $ 3,486       $ 3,937

Costs and expenses:
  Cost of goods sold                                     2,416         2,658
  Selling, general and administrative                      729           735
  Interest                                                  80            76
  Depreciation and amortization                            156           163
                                                       -------       -------

                                                         3,381         3,632
                                                       -------       -------

Income before income taxes                                 105           305

Income tax provision                                        35           116
                                                       -------       -------

Net income                                             $    70       $   189
                                                       =======       =======

Net income per share                                   $  0.04 *     $  0.12 **
                                                       =======       =======

*Consideration given to effect for shares issued in conjunction with the 8% stock dividend declared in May 1996 (See Note 5 to Consolidated Financial Statements).

**Restated to give effect for shares issued in conjunction with the 8% stock dividend declared in May 1996 and the 6% stock dividend declared in June 1995 (See Note 5 to Consolidated Financial Statements).


                See notes to consolidated financial statements

                     SERVOTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)



                                                        Three Months Ended
                                                            March 31,
                                                         1996         1995
                                                         ----         ----
Cash flows related to operating activites:
  Net income                                            $   70      $  189
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activites -
  Depreciation and amortization                            156         163
  Deferred taxes                                             0           1
  Change in assets and liabilities -
    Accounts receivable                                    242         204
    Inventories                                           (590)       (284)
    Prepaid income taxes                                     8         (25)
    Other current assets                                     7        (195)
    Other assets                                             4           4
    Accounts payable                                       123        (199)
    Accrued employee compensation & benefit costs          130        (207)
    Other accrued liabilities                                0          70
                                                        ------      ------
  Net cash provided by (used in) operating activities      150        (279)

Cash flows related to investing activites:
  Capital expenditures - property, plant &
   equipment                                               (97)       (128)
                                                        ------      ------
  Net cash used in investing activities                    (97)       (128)

Cash flows related to financing activities:
  Increase in demand loan                                    0         375
  Principal payments on long-term debt                     (53)        (37)
                                                        ------      ------
  Net cash (used in) provided by financing activities      (53)        338
                                                        ------      ------
Net decrease in cash                                         0         (69)

Cash at beginning of period                                612         490
                                                        ------      ------
                                                        $  612      $  421
                                                        ======      ======



                See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ($000's omitted in tables except for per share data)

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

    Included in other accrued liabilities is $93,000 of deferred revenue which represents billings under the terms of the contracts in excess of revenue earned under the percentage of completion method.

    Reclassification of prior year balances
    ---------------------------------------

    Certain prior year balances have been reclassified to conform with the current year presentation.


2.  Inventories                                         March 31, 1996
    -----------                                         --------------
      Raw materials and common parts                       $ 1,223
      Work-in-process (including engineering and other
             support costs)                                  5,768
      Finished goods                                           503
                                                           -------
                                                             7,494
      Less common parts expected to be used after one year    (236)
                                                           -------
                                                           $ 7,258
                                                           =======

    Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

3.  Property, plant and equipment                       March 31, 1996
    -----------------------------                       --------------
    Land                                                   $    19
    Buildings                                                6,358
    Machinery, equipment and tooling                         7,251
                                                           -------
                                                            13,628
    Less accumulated depreciation                           (5,979)
                                                           -------
                                                           $ 7,649
                                                           =======

    Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.  Long-term debt                                               March 31, 1996
    --------------                                               --------------

    Industrial Development Revenue Bonds; secured by a
         letter of credit from a bank with interest payable
         monthly at a floating rate 3.65% at March 31, 1996)           $5,000

    Unsecured term note; payable to a bank with
         interest at prime plus 1/4% (8.5% at
         March 31, 1996); quarterly principal
         payments of $34,439 through November 1, 2000                     620

    Secured term note; payable to a government agency
         with interest at 6%; monthly principal payments of
         $2,778 commencing on July 1, 1995 through May 1, 2004,
         with a final principal payment of $102,754 due June 1, 2004      375

    Various other secured term notes payable to government agencies     1,068
                                                                       ------
                                                                        7,063
         Less current portion                                            (226)
                                                                       ------
                                                                       $6,837
                                                                       ======

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

5.  Common shareholders' equity
    ---------------------------

                                    Common stock
                                    ------------
                                 Number                  Capital in
                               of shares                  excess of     Retained                    Treasury
                                 issued      Amount       par value     earnings       ESOP          stock
                                 ------      ------       ---------     --------       ----          -----
Balance December
    31, 1995                    2,440,408   $    488      $  12,495     $  1,422     ($3,044)      ($  1,240)
 Stock dividend                   174,647         35            774         (809)         --              --
   Net income                          --         --             --           70          --              --
                               ----------   --------      ---------     --------     -------        --------
     Balance
 March 31, 1996                 2,615,055   $    523      $  13,269     $    683     ($3,044)      ($  1,240)
                                =========   ========      =========     ========     =======        ========

         Per share data is based on weighted average outstanding shares of 1,662,364 and 1,629,393 for the first quarter ended March 31, 1996 and 1995.

         On May 3, 1996 the Company's Board of Directors declared an 8% stock dividend payable to shareholders of record on May 31, 1996. The payment date for the stock dividend is July 1, 1996. Accordingly, per share data for all periods presented in the accompanying income statement have been stated to give effect to the issuance of these shares and shares issued in conjunction with the 6% stock dividend declared on June 30, 1995 and paid on August 11, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1996




                          SERVOTRONICS, INC.

                          By: /s/ Lee D. Burns, Treasurer
                              ------------------------------------------
                              Lee D. Burns, Treasurer and
                                   Chief Financial Officer

                          By: /s/ Raymond C. Zielinski, Vice President
                              ------------------------------------------
                              Raymond C. Zielinski, Vice President

                              SERVOTRONICS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ------   ---------------------------------------------------------

        The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.


                                        Relationship to        Period to
                                           net sales            period $
                                      three months ended        increase
                                          March 31,            (decrease)
                                     1996           1995         96-95
                                     ----           ----         -----
Net sales
  Advanced technology products       45.4%          49.1%        -8.9%
  Consumer products                  54.6%          50.9%        -2.6%
                                     -----          -----       ------

                                    100.0%         100.0%       -11.5%

Cost of goods sold, exclusive of
  depreciation                       69.3%          67.5%        -9.1%
                                     -----          -----       ------

Gross profit                         30.7%          32.5%         5.3%
                                     -----          -----       ------

Selling, general and administrative  20.9%          18.7%        -0.8%
Interest                              2.3%           1.9%         5.3%
Depreciation and amortization         4.5%           4.1%        -4.3%
                                     -----          -----       ------

                                     27.7%          24.7%         0.2%
                                     -----          -----       ------

Income before provision for income
  taxes                               3.0%           7.8%       -65.6%

Income tax provision                  1.0%           2.9%       -69.8%
                                     -----          -----       ------

Net income                            2.0%           4.9%       -63.0%
                                     -----          -----       ------


Management Discussion
- ---------------------

    During the three month period ended March 31, 1996 and for the comparable period ended March 31, 1995, approximately 20% and 25% respectively, of the Company's revenues were derived from contracts with agencies of the US Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that, the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

Results of Operations
- ---------------------

    The Company's consolidated results of operations for the three month period ended March 31, 1996 showed an approximate 11.5% decrease in net sales and a decrease in net income of approximately 63.0% when compared to the same three month period of 1995. The decrease in sales occurred in both the Advanced Technology and Consumer Products operations. Decreased sales at the Advanced Technology operations is primarily due to a decrease from 1995 to 1996 in the number of contracts subject to revenue recognition of revenues under the percentage of completion method (cost-to-cost), under which revenue is recognized as work progresses toward completion. Decreased sales at the Consumer Products operations is due to a decrease in customer demands.

    The Advanced Technology Group's total backlog (funded and unfunded) as of March 31, 1996 increased by approximately 37% from a year earlier. The March 31, 1996 total backlog is approximately $32,100,000 as compared to $23,400,000 of which $24,700,000 and $14,600,000 were unfunded in each of the respective comparable periods. Approximately $9,600,000 of the March 31, 1996 backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

    Operating profit as a percentage of net sales for the three month period ended March 31, 1996 decreased to 3.0 % from 7.8% as reported for the same three month period of 1995.

The fluctuations in operating profit as a percentage of net sales is a result of differences in the product mix.

    Selling, general and administrative costs decreased for the three month period ended March 31, 1996 when compared to the same three month period of 1995 due to a decrease in sales and professional costs.

    Income taxes for the three month period ended March 31, 1996 decreased as a percentage of income before taxes when compared to the same three month period of 1995 due primarily to variable state income tax rates.

Liquidity and Capital Resources
- -------------------------------

    Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at March 31, 1996, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead time.

    During the three month period ended March 31, 1996, the Company expended $99,000 on capital expenditures. The Company also has a $1,000,000 line of credit at March 31, 1996 of which nothing is outstanding at March 31, 1996.

    There are no material commitments for capital expenditures at March 31, 1996.

    In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 257,317 shares have been purchased. In 1996, through April 30, no additional shares have been purchased.