Form 10QSB
period 1996-06-30
SERVOTRONICS INC /DE/
filed 1996-08-12
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934
For the quarterly period ended June 30, 1996

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     16-0837866
  -------------------------------                     -------------
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

                                  Yes  X . No   .
                                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                              Outstanding at July 31, 1996
- ------------------------------------             ----------------------------
  Common Stock, $.20 par value                             2,357,189
                                                 (Including shares issued for
                                                 Stock Dividend; see Note 5 to
                                                 Consolidated Financial
                                                 Statements)

                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION                                                    Page No.
                                                                                                 --------
      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, June 30, 1996                                        3

                b)  Consolidated Statement of Income, Three and Six Months Ended
                    June 30, 1996 and 1995                                                           4

                c)  Consolidated Statement of Cash Flows for the Six Months Ended
                    June 30, 1996 and 1995                                                           5

                d)  Notes to Consolidated Financial Statements                                       6

                e)  Signatures                                                                       9

      Item 2.   Management's Discussion and Analysis or Plan of Operation                            10

                PART II. OTHER INFORMATION

      Item 4.   Submission of matters to a Vote of Security Holders                                  13

      Item 6(a). Exhibits

                27  Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                 $    675
  Accounts receivable                                                     2,047
  Inventories                                                             6,938
  Prepaid income taxes                                                      139
  Deferred tax asset                                                        501
  Other                                                                   1,499
                                                                       --------
     Total current assets                                                11,799
Property, plant and equipment, net                                        7,636
Other assets                                                                463
                                                                       --------
                                                                       $ 19,898
                                                                       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                    $    226
  Accounts payable                                                        1,029
  Accrued employee compensation and benefit costs                           736
  Other accrued liabilities                                                 108
                                                                       --------
     Total current liabilities                                            2,099
                                                                       --------

Long-term debt                                                            6,785
Non-current deferred tax liability                                          635

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
    (including 174,098 shares issued for Stock
    Dividend)
  Capital in excess of par value                                         13,269
  Retained earnings                                                         871
                                                                       --------
                                                                         14,663

  Employee stock ownership trust commitment                              (3,044)
  Treasury stock, at cost, 257,317 shares                                (1,240)
                                                                       --------
     Total shareholders' equity                                          10,379
                                                                       --------

                                                                       $ 19,898
                                                                       ========


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                       Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                          1996     1995      1996     1995
                                          ----     ----      ----     ----
Net sales                                $4,414   $4,481    $7,900   $8,418

Costs and expenses:
   Cost of goods sold                     3,036    3,145     5,452    5,803
   Selling, general and administrative      835      798     1,564    1,533
   Interest                                  85      110       165      186
   Depreciation and amortization            157      135       313      298
                                         ------   ------    ------   ------

                                          4,113    4,188     7,494    7,820
                                         ------   ------    ------   ------

Income before income taxes                  301      293       406      598

Income tax provision                        111      114       146      230
                                         ------   ------    ------   ------

Net income                               $  190   $  179    $  260   $  368
                                         ======   ======    ======   ======


Net income per share                     $ 0.11   $ 0.11*   $ 0.16   $ 0.23*
                                         ======   ======    ======   ======


* Restated to give effect to shares issued pursuant to the 8% stock dividend declared in May 1996 (See Note 5 to Consolidated Financial Statements).





                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                                  1996     1995
                                                                  ----     ----
Cash flows related to operating activities:
   Net income                                                    $ 260    $ 368
   Adjustments to reconcile net income to net
        cash provided by (used in) operating activities -
   Depreciation and amortization                                   313      298
   Deferred taxes
   Change in assets and liabilities -
        Accounts receivable                                        448      617
        Inventories                                               (270)    (835)
        Prepaid income taxes                                       122      (29)
        Other current assets                                      (549)    (591)
        Other assets                                                 7        7
        Accounts payable                                           131      (72)
        Accrued employee compensation & benefit costs               49      (63)
        Other accrued liabilities                                 (101)      17
                                                                 -----    -----

   Net cash provided by (used in) operating activities             410     (283)
                                                                 -----    -----

Cash flows related to investing activities:
   Capital expenditures - property, plant &
     equipment                                                    (242)    (195)
                                                                 -----    -----

   Net cash used in investing activities                          (242)    (195)
                                                                 -----    -----

Cash flows related to financing activities:
   Acquisition of long-term debt                                     0       31
   Increase in demand loan                                           0      475
   Principal payments on long-term debt                           (105)     (74)
   Payments on demand loan                                           0     (300)
                                                                 -----    -----

   Net cash (used in) provided by financing activities            (105)     132
                                                                 -----    -----

Net increase (decrease) in cash                                     63     (346)

Cash at beginning of period                                        612      490
                                                                 -----    -----

Cash at end of period                                            $ 675    $ 144
                                                                 =====    =====




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

   Included in other current assets is $664,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

   Reclassification of prior year balances
   ---------------------------------------

   Certain prior year balances have been reclassified to conform with the current year presentation.

2.  Inventories                                                       June 30, 1996
    -----------                                                       -------------
              Raw materials and common parts                            $ 1,210
              Work-in-process (including engineering and other
                  support costs)                                          5,450
              Finished goods                                                514
                                                                        -------
                                                                          7,174
              Less common parts expected to be used after one year         (236)
                                                                        -------
                                                                        $ 6,938
                                                                        =======

   Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

3.  Property, plant and equipment                                      June 30, 1996
    -----------------------------                                      -------------
         Land                                                          $     19
         Buildings                                                        6,363
         Machinery, equipment and tooling                                 7,389
                                                                       --------
                                                                         13,771
         Less accumulated depreciation                                   (6,135)
                                                                       --------
                                                                       $  7,636
                                                                       ========

   Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.  Long-term debt
    --------------

                                                                                                             June 30, 1996
                                                                                                             -------------
    Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
         at a floating rate (3.80% at June 30, 1996)                                                            $ 5,000
    Unsecured term note; payable to a bank with
         interest at prime plus 1/4% (8.50% at
         June 30, 1996); quarterly principal
         payments of $34,439 through November 1, 2000                                                               585
    Secured term note; payable to a government agency
         with interest at 6%; monthly principal payments of $2,778
         commencing on July 1, 1996 through May 1, 2004,
         with a final principal payment of $102,754 due June 1, 2004                                                366
    Various other secured term notes payable to government agencies                                               1,060
                                                                                                                -------
                                                                                                                  7,011
         Less current portion                                                                                      (226)
                                                                                                                -------
                                                                                                                $ 6,785
                                                                                                                =======

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

   The letter of credit reimbursement agreement, the unsecured term note agreement and a secured term note contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings. The secured term notes are secured by certain property and equipment and contain, among other things, covenants restricting loan proceeds to use in the construction of the Company's new headquarters/Advanced Technology facility.

5.  Common shareholders' equity
    ---------------------------

                                          Common stock
                                          ------------
                                       Number                   Capital in
                                      of shares                  excess of     Retained                     Treasury
                                       issued       Amount       par value     earnings       ESOP            stock
                                       ------       ------       ---------     --------       ----            -----
     Balance December
         31, 1995                     2,440,408   $    488       $   12,495    $   1,422    ($  3,044)     ($   1,240)
      Stock dividend                    174,098         35              774         (811)          --              --
        Net income                           --         --               --          260           --              --
                                      ---------   --------       ----------    ---------    ---------      ----------
          Balance
       June 30, 1996                  2,614,506   $    523       $   13,269    $     871    ($  3,044)     ($   1,240)
                                      =========   ========       ==========    =========    =========      ==========


   Per share data is based on weighted average outstanding shares of 1,661,815 and 1,628,844 for the second quarter ended June 30, 1996 and 1995 and 1,661,815 and 1,,628,844 for the six month period ended June 30, 1996 and 1995.

   On May 3, 1996 the Company's Board of Directors declared an 8% stock dividend payable to shareholders of record on May 31, 1996. The payment date for the stock dividend was July 1, 1996. Accordingly, per share data for all periods presented in the accompanying income statement has been restated to give effect to the issuance of these shares.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1996




                               SERVOTRONICS, INC.

                               By:   /s/Lee D. Burns, Treasurer
                                     ----------------------------------------
                                      Lee D. Burns, Treasurer and
                                                    Chief Financial Officer

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


                                               Relationship to     Period to      Relationship to     Period to
                                                 net sales         period $          net sales        period $
                                                quarter ended      increase       six months ended    increase
                                                  June 30,        (decrease)          June 30,       (decrease)
                                             1996         1995        96-95        1996       1995      96-95
                                             -------------------------------       ----       ----   ----------
Net sales
  Advanced technology products               57.7%        48.7%        7.9%        52.5%      48.8%      0.6%
  Consumer products                          42.3%        51.3%      -10.4%        47.5%      51.2%     -6.7%
                                            -----        -----       -----        -----      -----     -----
                                            100.0%       100.0%       -1.5%       100.0%     100.0%     -6.2%

Cost of goods sold, exclusive of
   depreciation                              68.8%        70.2%       -3.5%        69.0%      68.9%     -6.0%
                                            -----        -----       -----        -----      -----     -----

Gross profit                                 31.2%        29.8%        3.1%        31.0%      31.1%     -6.2%
                                            -----        -----       -----        -----      -----     -----

Selling, general and administrative          18.9%        17.8%        4.6%        19.8%      18.2%      2.0%
Interest                                      1.9%         2.5%      -22.7%         2.1%       2.2%    -11.3%
Depreciation and amortization                 3.6%         3.0%       16.3%         4.0%       3.5%      5.0%
                                            -----        -----       -----        -----      -----     -----

                                             24.4%        23.3%       -1.8%        25.9%      23.9%     -4.3%
                                            -----        -----       -----        -----      -----     -----

Income before provision for income taxes      6.8%         6.5%        2.7%         5.1%       7.2%    -32.1%

Income tax provision                          2.5%         2.5%       -2.6%         1.8%       2.8%    -36.5%
                                            -----        -----       -----        -----      -----     -----
Net income                                    4.3%         4.0%        6.1%         3.3%       4.4%    -29.3%
                                            -----        -----       -----        -----      -----     -----

Management Discussion
- ---------------------

   During the six month period ended June 30, 1996 and for the comparable period ended June 30, 1995, approximately 28% and 37% respectively, of the Company's revenues were derived from contracts with agencies of the US Government or their prime contractors. For the second quarter of 1996 and 1995, approximately 30% and 36% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. Because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise mitigated, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
- ---------------------

   The Company's consolidated results of operations for the six month period ended June 30, 1996 showed an approximate 6.2% decrease in net sales and a decrease in net income of approximately 29.3% when compared to the same six month period of 1995. For the second quarter of 1996, net sales decreased approximately 1.5% with an increase in net income of 6.1% compared to the same period in 1995. The decrease in sales is the result of a decrease in sales at the Consumer Products Group's operations due to a decrease in customer demands offset by an increase in sales at the Advanced Technology Group operations.

   The Advanced Technology Group's total backlog (funded and unfunded) as of June 30, 1996 increased by approximately 56% from a year earlier. The June 30, 1996 total backlog is approximately $33,000,000 as compared to $21,200,000 of which $25,500,000 and $12,900,000 were unfunded in each of the respective comparative periods. Approximately $9,600,000 of the June 30, 1996 backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

   Operating profit as a percentage of net sales for the six month period ended June 30, 1996 decreased to 5.1% from 7.2% as reported for the same six month period of 1995. For the second quarter of 1996 operating profit as a percent of net sales increased to 6.8% from 6.5% when compared to the same period in 1995. The fluctuations in operating profit as a percentage of net sales is a result of differences in the product mix.

   Selling, general and administrative costs increased for the six month period and quarter ended June 30, 1996 when compared to the comparable periods of 1995 due to an increase in sales and professional costs.

   Income taxes for the six month period and quarter ended June 30, 1996 decreased as a percentage of income before taxes when compared to the comparable periods of 1995 primarily because of variable state income tax rates.

Liquidity and Capital Resources
- -------------------------------

   Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at June 30, 1996, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

   During the six month period ended June 30, 1996, the Company expended $242,000 on capital expenditures. The Company also has a $1,000,000 line of credit at June 30, 1996, of which nothing is outstanding at June 30, 1996.

   There are no material commitments for capital expenditures at June 30, 1996.

   In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 257,317 shares have been purchased. In 1996, through July 31, no additional shares have been purchased.

PART II OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

   The annual meeting of shareholders of the Registrant was held on June 28, 1996. At the meeting, each of the directors of the Registrant was elected to serve until the next annual meeting of shareholders until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                                Withheld
      Name of Nominee                        For                Authority
      ---------------                        ---                ---------
      Dr. William H. Duerig             1,933,618.006             8,732
      Donald W. Hedges                  1,933,618.006             8,732
      Nicholas D. Trbovich, Jr.         1,933,614.006             8,736
      Dr. Nicholas D. Trbovich          1,933,614.006             8,736