Form 10QSB
period 1996-09-30
SERVOTRONICS INC /DE/
filed 1996-11-14
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
--
1934 For the quarterly period ended September 30, 1996

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--

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

                                  Yes X.    No  .
                                     ---      ---

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding at October 31, 1996
  ----------------------------                -------------------------------
  Common Stock, $.20 par value                              2,357,189

                                      INDEX
                                      -----

                PART I. FINANCIAL INFORMATION                                                    Page No.
                                                                                                 --------
      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, September 30, 1996                                   3

                b)  Consolidated Statement of Income, Three and Nine Months Ended
                    September 30, 1996 and 1995                                                      4

                c)  Consolidated Statement of Cash Flows for the Nine Months Ended
                    September 30, 1996 and 1995                                                      5

                d)  Notes to Consolidated Financial Statements                                       6

                e)  Signatures                                                                       9

      Item 2.   Management's Discussion and Analysis or Plan of Operation                           10

                PART II. OTHER INFORMATION

      Item 6(a). Exhibits

                27  Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                      SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996

                     ($000's omitted except per share data)
                                  (Unaudited)

Assets
Current assets:
 Cash                                                           $  1,566
 Accounts receivable                                               2,127
 Inventories                                                       7,037
 Deferred tax asset                                                  501
 Other                                                             1,336
                                                                --------
  Total current assets                                            12,567

Property, plant and equipment, net                                 7,432

Other assets                                                         710
                                                                --------
                                                                $ 20,709
                                                                ========
Liabilities and Shareholders' Equity
Current liabilities:
 Current portion of long-term debt                              $    243
 Accounts payable                                                    813
 Accrued employee compensation and benefit costs                     905
 Other accrued liabilities                                           296
                                                                --------
  Total current liabilities                                        2,257
                                                                --------
Long-term debt                                                     6,698
Non-current deferred tax liability                                   635
Other non-current liability                                          251
Shareholders' equity:
 Common stock, par value $.20; authorized
  4,000,000 shares; Issued 2,614,506 shares                          523
 Capital in excess of par value                                   13,269
 Retained earnings                                                 1,360
                                                                --------
                                                                  15,152

Employee stock ownership trust commitment                         (3,044)
Treasury stock, at cost, 257,317 shares                           (1,240)
                                                                --------
  Total shareholders' equity                                      10,868

                                                                $ 20,709
                                                                ========


                 See notes to consolidated financial statements

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                  (Unaudited)

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                         1996          1995             1996         1995
                                         ----          ----             ----         ----
Net sales                              $  3,643      $  3,906        $  11,543    $  12,324

Costs and expenses:
 Cost of goods sold                       2,511         2,698            7,963        8,501
 Selling, general and administrative        730           790            2,294        2,323
 Interest                                    85            89              250          275
 Depreciation and amortization              160           157              473          455
 Charges related to sale of assets          477             0              477            0
 Gain on sale of assets                  (1,116)            0           (1,116)           0
                                       --------      --------        ---------    ---------

                                          2,847         3,734           10,341       11,554
                                       --------      --------        ---------    ---------

Income before income taxes                  796           172            1,202          770

Income tax provision                        307            64              453          294
                                       --------      --------        ---------    ---------

Net income                             $    489      $    108        $     749    $     476
                                       ========      ========        =========    =========

Net income per share                   $   0.29      $   0.07*        $   0.45    $    0.29*
                                       ========      ========        =========    =========

* Restated to give effect to shares issued pursuant to the 8% stock dividend declared in May 1996 (See Note 5 to Consolidated Financial Statements).







                 See notes to consolidated financial statements

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000's omitted)
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                  1996          1995
                                                                  ----          ----
Cash flows related to operating activities:
  Net income                                                    $    749      $    476
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities -
  Depreciation and amortization                                      473           455
  Gain on sale of assets (exclusive of related charges)           (1,116)            0
  Change in assets and liabilities -
    Accounts receivable                                              368           361
    Inventories                                                     (369)         (593)
    Prepaid income taxes                                             261           169
    Other current assets                                            (386)         (503)
    Other assets                                                    (241)           11
    Accounts payable                                                 (85)         (356)
    Accrued employee compensation & benefit costs                    218          (237)
    Other accrued liabilities                                         88           130
    Other non-current liability                                      251             0
    Change in current portion of long-term debt                       17             0
                                                                --------      --------

  Net cash provided by (used in) operating activities                228           (87)
                                                                --------      --------

Cash flows related to investing activities:
  Sale of Assets                                                   1,255             0
  Capital expenditures - property, plant &
   equipment                                                        (337)         (292)
                                                                --------      --------

  Net cash provided by (used in) investing activities                918          (292)
                                                                --------      --------

Cash flows related to financing activities:
  Acquisition of long-term debt                                        0           302
  Increase in demand loan                                              0           475
  Principal payments on long-term debt                              (192)         (123)
  Payments on demand loan                                              0          (425)
                                                                --------      --------

  Net cash (used in) provided by financing activities               (192)          229
                                                                --------      --------

Net increase (decrease) in cash                                      954          (150)

Cash at beginning of period                                          612           490
                                                                --------      --------

Cash at end of period                                           $  1,566      $    340
                                                                ========      ========



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

     Included in other current assets is $455,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

     Reclassification of prior year balances
     ---------------------------------------

     Certain prior year balances have been reclassified to conform with the current year presentation.

2.  Inventories
    -----------

                                                                                                September 30, 1996
                                                                                                ------------------
              Raw materials and common parts                                                         $    1,240
              Work-in-process (including engineering and other
                  support costs)                                                                          5,676
              Finished goods                                                                                358
                                                                                                     ----------
                                                                                                          7,273

              Less common parts expected to be used after one year                                         (236)
                                                                                                     ----------
                                                                                                     $    7,037
                                                                                                     ==========

     Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

3.  Property, plant and equipment
    -----------------------------

                                                                                             September 30, 1996
                                                                                             ------------------
              Land                                                                               $       11
              Buildings                                                                               6,052
              Machinery, equipment and tooling                                                        7,322
                                                                                                 ----------
                                                                                                     13,385

              Less accumulated depreciation                                                          (5,953)
                                                                                                 ----------
                                                                                                 $    7,432
                                                                                                 ==========


     Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.  Long-term debt
    --------------

                                                                                                  September 30, 1996
                                                                                                  ------------------
         Industrial Development Revenue Bonds; secured by a
              letter of credit from a bank with interest payable monthly
              at a floating rate (4.30% at September 30, 1996)                                       $   5,000

         Unsecured term note; payable to a bank with
              interest at prime plus 1/4% (8.50% at
              September 30, 1996); quarterly principal
              payments of $34,439 through November 1, 2000                                                 551

         Secured term note; payable to a government agency
              with interest at 6%; monthly principal payments of
              $2,778 commencing on July 1, 1996 through May 1, 2004,
              with a final principal payment of $102,754 due June 1, 2004                                  358

         Various other secured term notes payable to government agencies                                 1,032
                                                                                                     ---------
                                                                                                         6,941

              Less current portion                                                                        (243)
                                                                                                     ---------
                                                                                                     $   6,698
                                                                                                     =========

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

     The letter of credit reimbursement agreement, the unsecured term note agreement and a secured term note contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings. The secured term notes are secured by certain property and equipment.

5.  Common shareholders' equity
    ---------------------------

                                         Common stock
                                         ------------
                                     Number                   Capital in
                                    of shares                  excess of     Retained                     Treasury
                                     issued       Amount       par value     earnings       ESOP            stock
                                     ------       ------       ---------     --------       ----            -----
           Balance December
              31, 1995              2,440,408   $    488       $   12,495    $   1,422    ($  3,044)     ($   1,240)
           Stock dividend             174,098         35              774         (811)          --              --
             Net income                    --         --               --          749           --              --
                                    ---------   --------       ----------    ---------    ---------      ----------
               Balance
         September 30, 1996         2,614,506   $    523       $   13,269    $   1,360    ($  3,044)     ($   1,240)
                                    =========   ========       ==========    =========    =========      ==========


     Per share data is based on weighted average outstanding shares of 1,661,815 and 1,628,844 for the third quarter ended September 30, 1996 and 1995 and 1,661,815 and 1,628,844 for the nine month period ended September 30, 1996 and 1995.

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

Date: November 14, 1996




                                 SERVOTRONICS, INC.


                                 By:  /s/Lee D. Burns, Treasurer
                                      ------------------------------------------
                                      Lee D. Burns, Treasurer and
                                                  Chief Financial Officer


                                 By:   /s/Raymond C. Zielinski, Vice President
                                       -----------------------------------------
                                       Raymond C. Zielinski, Vice President

                               SERVOTRONICS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

     The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                    Relationship to          Period to           Relationship to        Period to
                                                       net sales              period $              net sales            period $
                                                     quarter ended            increase          nine months ended        increase
                                                     September 30,           (decrease)           September 30,         (decrease)
                                                    1996       1995             96-95            1996        1995          96-95
                                                    ----       ----             -----            ----        ----          -----
Net sales
 Advanced technology products                       55.4%      51.4%            -0.2%            53.4%       49.6%          0.4%
 Consumer products                                  44.6%      48.6%            -7.5%            46.6%       50.4%         -7.0%
                                                   -----      -----            -----            -----       -----         -----

                                                   100.0%     100.0%            -6.7%           100.0%      100.0%         -6.3%

 Cost of goods sold, exclusive of
  depreciation                                      68.9%      69.1%            -6.9%            69.0%       69.0%         -6.3%

 Gross profit                                       31.1%      30.9%            -6.3%            31.0%       31.0%         -6.3%
                                                   -----      -----            -----            -----       -----         -----

 Selling, general and administrative                20.0%      20.2%            -7.6%            19.9%       18.8%         -1.2%
 Interest                                            2.3%       2.3%            -4.5%             2.2%        2.2%         -9.1%
 Depreciation and amortization                       4.4%       4.0%             1.9%             4.1%        3.7%          4.0%
 Charges related to sale of assets                  13.1%       0.0%               -              4.1%        0.0%            -
 Gain on sale of assets                            -30.6%       0.0%               -             -9.7%        0.0%            -
                                                   -----      -----            -----            -----       -----         -----

                                                     9.2%      26.5%           -10.2%            20.6%       24.7%         -6.3%
                                                   -----      -----            -----            -----       -----         -----

 Income before provision for income taxes           21.9%       4.4%           362.8%           10.4%        6.3%         56.1%

 Income tax provision                                8.5%       1.6%           379.7%            3.9%        2.4%         54.1%
                                                   -----      -----            -----            -----       -----         -----

 Net income                                         13.4%       2.8%           352.8%             6.5%       3.9%         57.4%
                                                   -----      -----            -----            -----       -----         -----

Management Discussion
---------------------

     During the nine month period ended September 30, 1996 and for the comparable period ended September 30, 1995, approximately 32% and 40% respectively, of the Company's revenues were derived from contracts with agencies of the US Government or their prime contractors. For the third quarter of 1996 and 1995, approximately 39% and 46% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. Because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise mitigated, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

     The Company's consolidated results of operations for the nine month period ended September 30, 1996 showed an approximate 6.3% decrease in net sales with a decrease in operating income as a percentage of net sales from approximately 6.2% to 4.9% when compared to the same nine month period of 1995. For the third quarter of 1996, net sales decreased approximately 6.7% with a decrease in operating profit as a percentage of net sales from approximately 4.4% to 4.3% compared to the same period in 1995. The decrease in sales is primarily attributable to a decrease in sales at the Consumer Products Group's operations due to a decrease in customer demands while the decrease in operating profit as a percentage of net sales is a result of differences in product mix.

     The Advanced Technology Group's total backlog (funded and unfunded) as of September 30, 1996 increased by approximately 25% from a year earlier. The September 30, 1996 total backlog is approximately $32,000,000 as compared to $25,500,000 of which $25,200,000 and $20,000,000 were unfunded in each of the respective comparative periods. Approximately

$9,600,000 of the September 30, 1996 backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

     Net income for the nine month period ended September 30, 1996 increased 57.4% when compared to the same period of 1995. The increase in net income reflects the previously reported sale of the former headquarters which was located at 3901 Union Road. This sale was completed in the third quarter of 1996 and is reflected as a gain on the sale of assets and the related charges, which include certain enviornmental and compensation costs, on the aforementioned sale of assets and resulted in an increase in net income when comparing quarter to quarter results of 1996 and 1995 as shown in the accompanying financial statements.

     Selling, general and administrative costs decreased for the nine month period and quarter ended September 30, 1996 when compared to the comparable periods of 1995 due to a decrease in sales and professional costs.

     Income taxes for the nine month period ended September 30, 1996 decreased as a percentage of income before taxes when compared to the same period of 1995 while income taxes for the three month period ended September 30, 1996 increased as a percentage of income before taxes when compared to the same period in 1995. The fluctuations are primarily attributable to variable state income tax rates.

Liquidity and Capital Resources
-------------------------------

     Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at September 30, 1996, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

     During the nine month period ended September 30, 1996, the Company expended $337,000 on capital expenditures. The Company also has a $1,000,000 line of credit at September 30, 1996, of which nothing is outstanding at September 30, 1996.

     There are no material commitments for capital expenditures at September 30, 1996.

     In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 257,317 shares have been purchased. In 1996, through October 31, no additional shares have been purchased.