Form 10KSB40
period 1996-12-31
SERVOTRONICS INC /DE/
filed 1997-03-28
CIK 89140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the transition period from                to              .
                              ----------------  --------------

Commission File No. 1-7109

                               SERVOTRONICS, INC.
                  ----------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                            16-0837866
-------------------------------                            -------------------
(State or other jurisdiction of                            (I. R. S. Employer
 incorporation or organization)                            Identification No.)

  1110 Maple Street, Elma, New York                              14059
-------------------------------                                ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  716-655-5990
                          --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
     Title of each class                              which registered
     -------------------                              ----------------

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
                                                                      ---   ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year:  $15,600,000.

     As of February 28, 1997 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $7,957,123 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of February 28, 1997 the number of $.20 par value common shares outstanding was 2,355,478.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Document                                            Part of Form 10-KSB
      --------                                            -------------------

1997 Proxy Statement                                         Part III

     Transitional Small Business Disclosure Format.  Yes   .  No x .
                                                        ---     ---

                                     PART I


Item 1.           Description of Business
-------           -----------------------
General
-------

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

Products
--------

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

       To fill most of its orders for components, the Registrant must either modify a catalog model or design a new item in order to satisfy the customer's particular requirements. The Registrant also produces unique products based on specifications provided by its' customers. The Registrant produces under long-term contracts and otherwise.

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

Sales, Marketing and Distribution
---------------------------------

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

       During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 18% of the

Registrant's total sales. If the Registrant were deemed to be unqualified by the United States Government as a contractor or subcontractor, it would lose approximately 34% of its sales of advanced technology products. In 1996 and 1995 sales of advanced technology products to the AlliedSignal Corporation and United Technologies, through several of their subsidiaries and/or divisions, respectively, exceeded 10% of Registrant's total sales. No other single customer represented more than 10% of the Company's sales in any of these years.

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

       Consumer Products
       -----------------

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

Business Segments
-----------------

       Business segment information is presented in Note 12 of the accompanying consolidated financial statements.

Patents
-------

       In the view of management, the Registrant's competitive position is not dependent on patent protection. The Registrant has rights under a number of patents.

Research Activities
-------------------

       The amount spent by the Registrant in research and development activities during its 1996 and 1995 fiscal years was not significant.

Environmental Compliance
------------------------

       The Registrant does not anticipate that the cost of compliance with current environmental laws will be material.

Manufacturing
-------------

       The Registrant manufactures its consumer products in Franklinville, New York and Titusville, Pennsylvania and its advanced technology products in Elma, New York.

Raw Materials and Other Supplies
--------------------------------

       The Registrant purchases raw materials and certain components for its products from outside vendors. The Registrant is not generally dependent upon a single source of supply for any raw material or component used in its operations.

Competition
-----------

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

Employees
---------

       The Registrant at December 31, 1996 had approximately 238 employees of which approximately 219 are full time. In excess of 83% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

       The Registrant considers its relationship with its employees to be good and the Registrant has never experienced a significant labor work stoppage.

Item 2.           Description of Properties
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
                                      Approx.             product                  type of            floor area
  Location                            acreage          manufactured             construction          (sq. feet)
----------------------------------------------------------------------------------------------------------------
  Elma, New York                      38.4         Advanced                  1-concrete block           82,000
                                                      technology                and steel
                                                      products

  Franklinville,                       7.7         Cutlery products          1-tile and
    New York                                                                   wood                     85,000

  Titusville,
    Pennsylvania                        .4         Cutlery products           2-brick                   25,000

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

Item 3.           Legal Proceedings
-------           -----------------

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

       Not applicable.

                                     PART II



Item 5.           Market for Common Equity and Related Stockholder Matters
-------           --------------------------------------------------------

       (a)        Price range of common stock
                  ---------------------------

                  The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 1996 and 1995, adjusted to reflect the 8% stock dividend declared in 1996.

                                                                                High             Low
                                                                                ----             ---
                  1996
                          Fourth Quarter                                     $     5-7/8       $         4
                          Third Quarter                                            4-3/4             4-1/8
                          Second Quarter                                           5-1/2           3-13/16
                          First Quarter                                            4-7/8                 4

                    1995
                          Fourth Quarter                                     $     4-5/8       $     3-3/4
                          Third Quarter                                            5-3/8             3-7/8
                          Second Quarter                                           4-1/4             3-1/2
                          First Quarter                                            4-3/8             3-1/4

       (b)        Approximate number of holders of common stock
                  ---------------------------------------------

                             Title                                                 Approximate number of
                              of                                                   record holders (as of
                             class                                                  December 31, 1996)
                             -----                                                 ----------------------
                  Common Stock, $.20 par value                                              725

       (c)        Dividends on common stock
                  -------------------------

                  No cash dividends were paid in 1996 or 1995.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------

Summary
-------

       The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                  Period to
                                              Relationship to      period
                                               net sales year     increase
                                                   ended         (decrease)
                                                 December 31,    year ended
                                               1996      1995     1996-95
                                               ----      ----     -------
Net sales:
   Advanced technology products                52.5%     51.2%     -2.2%
   Consumer products                           47.5      48.8      -7.2
                                              -----     -----     -----
                                              100.0     100.0      -4.6
Cost of goods sold                             69.2      73.0      -9.6
                                              -----     -----     -----
Gross profit                                   30.8      27.0       8.6
                                              -----     -----     -----
Selling, general and administrative            19.3      18.5      -0.5
Interest                                        2.1       2.3     -11.4
Depreciation                                    4.1       4.2      -7.8
Gain on sale of assets                         -7.2        --        --
Charges related to sale of assets               3.1        --        --
                                              -----     -----     -----
                                               21.4      25.0     -19.7
                                              -----     -----     -----
Income before income taxes                      9.4       2.0     345.4
Income tax provision                            3.8       0.8     362.2
                                              -----     -----     -----
Net income                                      5.6%      1.2%    334.8%
                                              =====     =====     =====

Management Discussion
---------------------

       During the year ended December 31, 1996 and for the comparable period ended December 31, 1995, approximately 22% of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such volatile uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

See also Note 12 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 1996 as Compared to 1995
-----------------------------------------------------

       The Company's consolidated results of operations for the year ended December 31, 1996 showed an approximate 4.6% decrease in net sales with an increase in operating income as a percentage of net sales from approximately 8.5% to 11.5% when compared to the same year ended December 31, 1995. The decrease in sales is primarily attributable to a decrease in sales at the Consumer Products Group's operations due to a decrease in customer demands while the increase in operating profit as a percentage of net sales is a result of differences in product mix.

       The respective amounts of the funded and unfunded sales backlog at December 31, 1996 and 1995 for the Advanced Technology Group (ATG) were approximately $46,462,000 and $31,628,000 of which $38,075,000 and $25,809,000 was unfunded in the respective comparable periods. Approximately $30,000,000 of the December 31, 1996 unfunded backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

       Income before income taxes exclusive of $639,000 gain on sale of assets net of related charges for the year ended December 31, 1996 increased 150.7% when compared to the same year ended December 31, 1995. The gain of sale of assets was for the previously reported sale of the former headquarters which was located at 3901 Union Road, Buffalo, New York. This sale was completed in the third quarter of 1996 and is reflected in the accompanying financial statements as a gain on sale of assets and related charges, which include certain environmental and compensation costs.

       Selling, general and administrative costs remained relatively consistent for the year ended December 31, 1996 when compared to the same year ended December 31, 1995. Interest expense decreased because of lower long-term debt and lower interest rates. Depreciation expense for the period decreased primarily as a result of the sale of the former headquarters.

       Income taxes for the year ended December 31, 1996, as a percentage of income before taxes, remained consistent when compared to the year ended December 31, 1995.

Results of Operations - Year 1995 as Compared to 1994
-----------------------------------------------------

       The Company's consolidated results of operations for the year ended December 31, 1995 showed an approximate 3.5% increase in net sales and a decrease in net income of approximately 55.8% when compared to the year ended December 31, 1994. The overall increase in sales is due to increased shipments at the Advanced Technology operations partially offset by a decrease in sales at the Consumer Products operations because of a decrease in customer demands. The decrease in profit is primarily attributable to lower margins, due to expensing of certain start-up costs, and product mix.

       The respective amounts of funded and unfunded sales backlog at December 31, 1995 and 1994 for the Advanced Technology Group (ATG) were approximately $31,628,000 and $23,126,000 of which $25,809,000 and $16,487,000 were unfunded in the respective comparable periods. Approximately $13,100,000 of the December 31, 1995 unfunded backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

       Operating profit as a percentage of net sales for the year ended December 31, 1995 decreased to 8.5% from 9.9% as reported for the year ended December 31, 1994. The decrease in operating profit as a percentage of net sales is as described above. During the fourth quarter of 1994, the Company suffered damages caused by a fire at one of its subsidiaries. The Company maintained property and business interruption insurance and during 1995 has recognized approximately $130,000 as miscellaneous income and $150,000 as reduction of expenses incurred for losses due to business interruption.

       Selling, general and administrative costs decreased for the year ended December 31, 1995 primarily because of moving costs incurred and expensed in 1994 which were not applicable in 1995. Interest expense decreased because of obtaining long-term financing at lower interest rates. Depreciation expense for the period primarily increased as a result of the move to the Company's new corporate headquarters/Advanced Technology facility (see discussion under Liquidity and Capital Resources.)

       Income taxes in the year ended December 31, 1995 decreased as a percentage of income before taxes when compared to the year ended December 31, 1994 due primarily to variable state income tax rates and changes made by the Omnibus Budget Reconciliation Act of 1994.

Liquidity and Capital Resources
-------------------------------

       Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at December 31, 1996, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead time.

       During the year ended December 31, 1996, the Company expended $422,000 on capital expenditures. During the year ended December 31, 1995, the Company expended $126,000. The Company also has a $1,000,000 line of credit at December 31, 1996 on which no amount is outstanding at December 31, 1996.

       There are no material commitments for capital expenditures at December 31, 1996.

       In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 254,424 shares have been purchased.

Item 7.           Financial Statements
-------           --------------------

       The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.           Changes in and Disagreements with Accountants on Accounting
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

                                    PART III
                                    --------



Item 9.           Directors, Executive Officers, Promoters and Control Persons;
-------           -------------------------------------------------------------
                  Compliance with Section 16(a) of the Exchange Act
                  -------------------------------------------------

       Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1996 fiscal year or such information will be included by amendment.

Item 10.          Executive Compensation
--------          ----------------------

       Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1996 fiscal year or such information will be included by amendment.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1996 fiscal year or such information will be included by amendment.

Item 12.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1996 fiscal year or such information will be included by amendment.

Item 13.          Exhibits and Reports on Form 8-K
--------          --------------------------------

                  (a)      Exhibits
                           --------

                           Exhibit
                           number                  Presentation                        Reference
                           ------                  ------------                        ---------
                            3(A)(1)          Certificate of Incorporation           Filed herewith

                            3(A)(2)          Amendments to Certificate              Filed herewith
                                                of Incorporation dated
                                                August 27, 1984

                            3(A)(3)          Certificate of designation             Exhibit 4(A) to 1987
                                                regarding Series I                     Form 10-K*
                                                preferred stock

                            3(B)             By-laws                                Exhibit 3(B) to 1986
                                                                                       Form 10-K*

                            4(A)             First amended and restated             Exhibit 4(A) to 1993
                                                term loan agreement with               Form 10-KSB*
                                                Fleet Bank of New York
                                                dated October 4, 1993

                           4(B)(1)           Letter of Credit Reimbursement         Exhibit 4(B)(1) to
                                                Agreement with Fleet Bank              1994 10-KSB*
                                                dated as of December 1, 1994

                           4(B)(2)           Agency Mortgage and Security           Exhibit 4(B)(2) to
                                                Agreement dated as of                  1994 10-KSB*
                                                December 1, 1994 from the
                                                Registrant and its subsidiaries

                           4(B)(3)           Guaranty Agreement dated as            Exhibit 4(B)(3) to
                                                of December 1, 1994 from the           1994 10-KSB*
                                                Registrant and its subsidiaries
                                                to the Erie County Industrial
                                                Development Agency ("ECIDA"),
                                                Norwest Bank Minnesota, N.A.,
                                                as Trustee, and Fleet Bank

                           4(C)              Shareholder Rights Plan                Attachment B to Form
                                                dated as of August 13,                 8-K filed August 17,
                                                1992                                   1992*

                           --------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-7109)
                             **Indicates management contract or compensatory plan or arrangement

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                           10(A)(1)          Employment contract**                  Exhibit 10(A) to 1986
                                                                                       Form 10-K*

                           10(A)(2)          Amendment to employment                Filed herewith
                                                contract**

                           10(A)(3)          Amendment to employment                Filed herewith
                                                contract**

                           10(B)             Form of Indemnification                Exhibit 10(E) to 1986
                                                Agreement between the                  Form 10-K*
                                                Registrant and each of
                                                its Directors and Officers**

                           10(C)(1)          Loan agreement between                 Exhibit 10(C)(1)
                                                the Company and its                    to 1991 Form 10-K*
                                                employee stock ownership
                                                trust, as amended

                           10(C)(2)          Stock purchase agreement               Exhibit 10(D)(2) to
                                                between the Company                    1988 Form 10-K*
                                                and its employee
                                                stock ownership trust

                           10(D)(1)(a)       1989 Employees Stock                   Exhibit A to Form
                                                Option Plan**                          8:  Amendment
                                                                                       No. 1 to 1988
                                                                                       Form 10-K*

                           10(D)(1)(b)       Amendment to 1989                      Exhibit 10(D)(1)(b)
                                                Employees Stock Option                 to 1990 Form 10-K*
                                                Plan**

                           10(D)(1)(c)       Amendment No. 2 to                     Exhibit 10(D)(1)(d) to
                                                1989 Employees Stock                   1991 Form 10-K*
                                                Option Plan**

                           10(D)(2)          Stock Option Agreement                 Exhibit B to Form
                                                for Donald W. Hedges                   8:  Amendment
                                                dated April 28, 1989**                 No. 1 to 1988
                                                                                        Form 10-K*
                           --------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-7109)
                             **Indicates management contract or compensatory plan or arrangement


                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
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

                           10(D)(10)         Amendment to Land Lease                Exhibit 10(D) (11) to 1993
                                                Agreement and Interim                  Form 10-KSB*
                                                Lease Agreement dated
                                                November 19, 1992

                           --------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-7109)
                             **Indicates management contract or compensatory plan or arrangement



                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                           10(D)(11)         Lease Agreement dated as of            Exhibit 10(D)(11) to
                                                December 1, 1994 between               1994 10-KSB*
                                                the Erie County Industrial
                                                Development Agency
                                                ("ECIDA") and TSV, Inc.

                           10(D)(12)         Sublease Agreement dated as            Exhibit 10(D)(12) to
                                                of December 1, 1994 between            1994 10-KSB*
                                                TSV, Inc. and the Registrant


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

                  (b)      Reports on Form 8-K
                           -------------------

                           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                           FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives approximately 22% of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations, the discontinuance of current defense programs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund and issue substantial follow-on orders to the Company for long-term programs, competitive products and pricing, difficulties in the development or commercialization of products, product demand and market acceptance, both for the company's products and its customers' products which incorporate components supplied by the Company, enforceability of intellectual property rights, capacity and supply, the effects of foreign competition, and the Company's future accounting policies. The success of the Company also depends upon the trends of the economy, including interest rates,

         --------------------------------------------------------------
            *Incorporated herein by reference (File No. 1-7109)
           **Indicates management contract or compensatory plan or arrangement income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-KSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.


         --------------------------------------------------------------
            *Incorporated herein by reference (File No. 1-7109)
           **Indicates management contract or compensatory plan or arrangement

                                   SIGNATURES
                                   ----------


       In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SERVOTRONICS, INC.

March  20, 1997                     By      /s/ Nicholas D. Trbovich, President
                                            -----------------------------------
                                            Nicholas D. Trbovich
                                            President, Chief Executive Officer
                                            and Chairman of the Board


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nicholas D. Trbovich                     President, Chief Executive                 March 20, 1997
--------------------------                   Officer, Chairman of the
Nicholas D. Trbovich                         Board and Director

/s/ Lee D. Burns                             Treasurer and Secretary                    March 20, 1997
--------------------------                   (Chief Financial Officer)
Lee D. Burns

/s/ Donald W. Hedges                         Director                                   March 20, 1997
--------------------------
Donald W. Hedges

/s/ William H. Duerig                        Director                                   March 20, 1997
--------------------------
William H. Duerig

/s/ Nicholas D. Trbovich Jr.                 Director                                   March 20, 1997
--------------------------
Nicholas D. Trbovich Jr.



                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                    Page
                                                                    ----
Report of independent accountants                                    F2

Consolidated balance sheet at December 31, 1996                      F3

Consolidated statement of income for the years ended
   December 31, 1996 and 1995                                        F4

Consolidated statement of cash flows for the
   years ended December 31, 1996 and 1995                            F5

Notes to consolidated financial statements                          F6-F18


Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.



                                       F1

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index on page F1 present fairly, in all material respects, the financial position of Servotronics, Inc. and its subsidiaries at December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Buffalo, New York
March 20, 1997





                                       F2

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1996
                     ($000'S OMITTED EXCEPT PER SHARE DATA)

Assets
Current assets:
     Cash                                                              $  1,389
     Accounts receivable                                                  2,714
     Inventories                                                          7,207
     Deferred tax asset                                                     564
     Other                                                                1,129
                                                                       --------
          Total current assets                                           13,003

Property, plant and equipment, net                                        7,352

Other assets                                                                455
                                                                       --------
                                                                       $ 20,810
                                                                       ========
Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                                 $    243
     Accounts payable                                                       991
     Accrued employee compensation and benefit costs                        874
     Accrued income taxes                                                   200
     Other accrued liabilities                                              220
                                                                       --------
          Total current liabilities                                       2,528
                                                                       --------
Long-term debt                                                            6,645

Non-current deferred tax liability                                          543

Shareholders' equity:
     Common stock, par value $.20; authorized
      4,000,000 shares; Issued 2,614,506 shares                             523
     Capital in excess of par value                                      13,269
     Retained earnings                                                    1,485
                                                                       --------
                                                                         15,277
Employee stock ownership trust commitment                                (2,943)
Treasury stock, at cost, 259,028 shares                                  (1,240)
                                                                       --------
     Total shareholders' equity                                          11,094
                                                                       --------
                                                                       $ 20,810
                                                                       ========




                See notes to consolidated financial statements

                                      F3

                     SERVOTRONICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME

                    ($000's OMITTED EXCEPT PER SHARE DATA)



<Captiion>
                                                Year Ended
                                               December 31,
                                           1996             1995
                                           ----             ----
Net sales                               $ 15,600         $ 16,359

Costs and expenses:
  Cost of goods sold                      10,796           11,936
  Selling, general and administrative      3,010            3,026
  Interest                                   335              378
  Depreciation and amortization              637              691
  Gain on sale of assets                  (1,116)               0
  Charges related to sale of assets          477                0
                                        --------          -------
                                          14,139           16,031
                                        --------          -------

Income before income taxes                 1,461              328

Income tax provision                         587              127
                                        --------          -------

Net income                              $    874          $   201
                                        ========          =======

Net income per share                    $   0.52          $  0.12 *
                                        ========          =======

*Restated to give effect for shares issued in conjunction with the 8% stock dividend declared in May 1996 (See Note 7 to Consolidated Financial
 Statements).






                See notes to consolidated financial statements


                                      F4

                      SERVOTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                               ($000'S OMITTED)

                                                           Year Ended
                                                           December 31,
                                                         1996        1995
                                                        --------    ------
Cash flows related to operating activities:
 Net income                                              $   874    $   201
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities --
   Depreciation and amortization                             637        691
   Deferred taxes                                           (155)        (6)
   Gain on sale of assets (exclusive of related charges)  (1,116)         0
   Change in assets and liabilities --
    Accounts receivable                                     (219)       566
    Inventories                                             (539)      (358)
    Prepaid income taxes                                     261         23
    Other current assets                                    (179)       159
    Other assets                                              15       (181)
    Accounts payable                                          93       (892)
    Accrued employee compensation & benefit costs            187         19
    Accrued income tax                                       200          0
    Other accrued liabilities                                 12       (172)
    Employee stock ownership trust payment                   101        101
                                                         -------    -------
 Net cash provided by operating activities                   172        151
                                                         -------    -------
Cash flows related to investing activities:
 Sale of assets                                            1,255          0
 Capital expenditures -- property, plant & equipment        (422)      (126)
                                                         -------    -------
 Net cash provided by (used in) investing activities         833       (126)
                                                         -------    -------
Cash flows related to financing activities:
 Increase in demand loan                                     100        667
 Increase in long-term debt                                    0        575
 Principal payments on long-term debt                       (228)      (170)
 Payments on demand loan                                    (100)      (975)
                                                         -------    -------
 Net cash (used in) provided by financing activities        (228)        97
                                                         -------    -------
Net increase in cash                                         777        122
Cash at beginning of period                                  612        490
                                                         -------    -------
Cash at end of period                                    $ 1,389    $   612
                                                         =======    =======
Supplemental disclosures:
 Income taxes paid                                       $   294    $   298
 Interest paid                                           $   339    $   335


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

       Included in other current assets is $187,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts. Included in other accrued liabilities is $80,000 of deferred revenue which represents billings under the terms of the contracts in excess of revenues earned under the percentage of completion method.

       INVENTORIES
       -----------

       Inventories are stated generally at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

       PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

       Property, plant and equipment is carried at cost; expenditures for new facilities and equipment and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are charged directly to cost or



                                       F6
       expenses as incurred. Upon retirement or disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

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

       INCOME PER SHARE
       ----------------

       Income per share is based on weighted average outstanding shares of 1,665,727 for 1996 and 1,632,690 in 1995. All shares owned by the Employee Stock Ownership Plan (ESOP) which are unallocated are not deemed to be outstanding for purposes of calculating income per share.




                                       F7

       USE OF ESTIMATES
       ----------------

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates employed by management include those used in revenue recognition, amortization of engineering and other support costs included in inventory (See Note 2) and calculating amounts receivable under an insurance claim (See Note
       11). Actual results could differ from those estimates.


 2.    INVENTORIES


                                                             DECEMBER 31, 1996
                                                             -----------------
                                                              ($000's omitted)
         Raw materials and common parts                         $    1,107

         Work-in-process (including engineering
             and other support costs of $2,428,000)                  6,034
         Finished goods                                                302
                                                                ----------
                                                                     7,443
         Less common parts expected to be used
             after one year                                           (236)
                                                                ----------
                                                                $    7,207
                                                                ==========

       Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will therefore not be realized within one year.




                                       F8

 3.    PROPERTY, PLANT AND EQUIPMENT

                                                   DECEMBER 31, 1996
                                                   -----------------
                                                   ($000's omitted)
         Land                                         $       11
         Buildings and improvements                        6,063
         Machinery, equipment and tooling                  7,396
                                                      ----------
                                                          13,470
         Less accumulated depreciation                    (6,118)
                                                      ----------
                                                      $    7,352
                                                      ==========

 4.    LONG-TERM DEBT

                                                                                       DECEMBER 31, 1996
                                                                                       -----------------
                                                                                       ($000's omitted)
       Industrial Development Revenue Bonds; secured by a
           letter of credit from a bank with interest payable monthly at a floating rate (4.50% at December 31, 1996 and an
           average rate for the year of 3.80%)                                          $    5,000

       Unsecured term note; payable to a bank with
           interest at prime plus 1/4% (8 1/2% at
           December 31, 1996); quarterly principal
           payments of $34,439 through November 1, 2000                                        517

       Secured term note; payable to a government agency
           with interest at 6%; monthly principal payments of
           $2,778 commencing on July 1, 1995 through May 1, 2004,
           with a final principal payment of $102,754 due June 1, 2004                         350

       Various other secured term notes payable to government agencies                       1,021
                                                                                        ----------
                                                                                             6,888
         Less current portion                                                                  243
                                                                                        ----------
                                                                                        $    6,645
                                                                                        ==========




                                       F9

       Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's new headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commence December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

       The letter of credit reimbursement agreement, the unsecured term note agreement and the secured term note contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings.

       Principal maturities of long-term debt are as follows: 1998 - $248,000; 1999 - $249,000; 2000 - $404,000; 2001 - $250,000; 2002 and thereafter
       $5,494,000.

       The Company also has a $1,000,000 line of credit on which there was no amount outstanding at December 31, 1996.

 5.    EMPLOYEE BENEFIT PLANS
       ----------------------

       EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
       ------------------------------------

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon salary levels and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the



                                      F10

       Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 281,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 1996 and 1995, approximately 662,000 and 696,000 shares, respectively, purchased by the ESOP remain unallocated, after adjustment for the 8% stock dividend declared in 1996.

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 1996 and 1995. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares.

       DEFINED BENEFIT PLAN
       --------------------

       A Consumer Products division subsidiary of the Company maintains a noncontributory defined benefit pension plan covering substantially all its employees. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $31,000 and $36,000 was recognized in 1996 and 1995, respectively, calculated using a weighted-average discount rate and weighted-average expected rate of return on plan assets of 8%. The projected benefit obligation under the plan at December 31, 1996 was $124,000, net of $99,000 of plan assets at fair value. Included in the December 31, 1996 consolidated balance sheet is $37,000 of prepaid pension cost related to the plan.

       DEFERRED COMPENSATION PLAN
       --------------------------

       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 1996, $165,000 was accrued under this program. No amount was accrued under this program in 1995. No amounts under this plan have been paid since its inception and accrued in the December 31, 1996 consolidated balance sheet is $420,000.



                                      F11

  6.   INCOME TAXES
       ------------

       The provision for income taxes included in the consolidated statement of income consists of the following:

                                                               1996       1995
                                                               ----       ----
                                                               ($000's omitted)
         Current:
           Federal income tax                                 $   611    $   111
           State income tax                                       131         22
                                                              -------    -------
                                                                  742        133
                                                              -------    -------
         Deferred:
           Federal income tax (benefit)                          (131)        (4)
           State income tax (benefit)                             (24)        (2)
                                                              --------   --------

                                                                 (155)        (6)
                                                              -------    -------
                                                              $   587    $   127
                                                              =======    =======


       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision and the federal statutory income tax rate is as follows:

                                                               1996       1995
                                                               ----       ----
         Statutory rate                                        34%        34%
         Increase resulting from:
           State tax (net of federal benefit)                   5%         4%

           Other                                                1%         1%
                                                               --         --

                                                               40%        39%
                                                               ==         ==




                                      F12

       At December 31, 1996, the deferred tax assets (liabilities) were comprised of the following:

                                                      ($000's omitted)
       Inventory                                         $    228
       Accrued pension                                        172
       Accrued vacation                                       106
       Other                                                   58
                                                         --------
       Gross deferred tax assets                              564

       Property, plant and equipment                         (519)
       Other                                                  (24)
       Gross deferred tax liabilities                        (543)
                                                         --------
       Net deferred tax asset                            $     21
                                                         ========

 7.    COMMON SHAREHOLDERS' EQUITY

                                       COMMON STOCK
                                       ------------
                            NUMBER                      CAPITAL IN
                           OF SHARES                    EXCESS OF       RETAINED                       TREASURY
                            ISSUED         AMOUNT       PAR VALUE       EARNINGS         ESOP            STOCK
                            ----------------------------------------------------------------------------------
                                                    ($000's omitted)
Balance December
    31, 1994              2,317,248      $     463      $  11,982      $   1,762       ($  3,145)      ($  1,240)

Compensation expense             --             --             --             --             101              --
Stock dividend paid         123,160             25            513           (541)             --              --
Net income                       --             --             --            201              --              --
                          ---------      ---------      ---------      ---------       ---------       ---------
Balance December
    31, 1995              2,440,408      $     448      $  12,495      $   1,422       ($  3,044)      ($  1,240)

Compensation expense             --             --             --             --             101              --
Stock dividend paid         174,098             35            774           (811)             --              --
Net income                       --             --             --            874              --              --
                          ---------      ---------      ---------      ---------       ---------       ---------
Balance December
    31, 1996              2,614,506      $     523      $  13,269      $   1,485       ($  2,943)      ($  1,240)
                          =========      =========      =========      =========       =========       =========

STOCK DIVIDEND
--------------

On May 3, 1996, the Board of Directors declared an 8% stock dividend to shareholders of record on May 31, 1996, payable July 1, 1996.



                                      F13

       STOCK OPTIONS
       -------------

       Under the Servotronics, Inc. 1989 Employees Stock Option Plan (the Option
       Plan) and other separate agreements authorized by the Board of Directors, the Company has granted options to its Chairman, directors and/or officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan and the separate option agreements. Accordingly, no compensation expense has been recognized as stock options granted have an exercise price equal to the market price on the date of grant. The Company did not grant options under the Option Plan or through separate agreements in either 1996 or 1995. At December 31, 1996, 33,200 shares of common stock were available under the Option Plan. Options granted under the Option Plan have durations of ten years.

       At December 31, 1996, the number of shares subject to and the exercise price of options granted to its Chairman, directors and/or officers, as adjusted for the 1996 stock dividend, are 37,778 at approximately $2.63 per share, 12,593 at approximately $2.56 per share, 25,186 at approximately $2.07 per share and 17,172 at approximately $5.95 per share. At December 31, 1996, all of the 92,729 shares granted under the Option Plan and through the separate agreements are exercisable and have a weighted average remaining contractual life of 4 years.

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




                                      F14

       Right would entitle any holder other than the Acquiring Person to purchase common stock or other securities of the Company having a value equal to three times the exercise price. The Board of Directors has the discretion in such event to exchange two shares of common stock or two one-hundredths of a share of preferred for each Right held by any holder other than the Acquiring Person.

 8.    COMMITMENTS
       -----------

       The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 1996 and 1995 and future minimum payments under such leases are not significant.

 9.    LITIGATION
       ----------

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

10.    GAIN ON SALE OF ASSETS
       ----------------------

       Included in 1996 income before taxes is $639,000 realized from the sale of the Company's former headquarters, net of charges related to the sale including certain environmental and compensation costs.

11.    INVOLUNTARY CONVERSION
       ----------------------

       During the fourth quarter of 1994, the Company suffered damages caused by a fire at one of its subsidiaries. The Company maintained property and business interruption insurance and during 1995 recognized approximately $130,000 as miscellaneous income and $150,000 as reductions of expenses incurred for losses due to business interruption. Included in other current assets at December 31, 1996 is a $441,000 receivable for the business interruption claim, of which $101,000 has been collected subsequent to year end. Insurance proceeds from property damage claims were collected during 1995.

12.    BUSINESS SEGMENTS
       -----------------

       The Company operates in two business segments, Advanced Technology Products and Consumer Products. Operations in Advanced Technology Products involve the design, manufacture, and marketing of servo-control components for government and commercial industrial applications. Consumer Products operations involve the design, manufacture and








                                      F15
       marketing of a variety of cutlery products for use by consumers and government agencies. Information regarding the Company's operations in these segments is summarized as follows:



                                      F16

                                                                Advanced
          Year ended                                           Technology        Consumer
       December 31, 1996                                        Products         Products         Consolidated
       -----------------                                        --------         --------         ------------
                                                                             ($000's omitted)
         Sales to unaffiliated customers                      $       8,197     $     7,403    $          15,600
                                                              =============     ===========    =================
         Operating profit                                     $       2,703     $      (493)   $           2,210  *
                                                              =============     ============
         Interest expense                                                                                   (335)
         General corporate expense                                                                          (414)
                                                                                               -----------------
         Income before income taxes                                                            $           1,461
                                                                                               =================
         Identifiable assets                                  $      14,339     $     5,862    $          20,201
                                                              =============     ===========    =================
         Depreciation expense                                 $         336     $       301    $             637
                                                              =============     ===========    =================
         Capital expenditures                                 $         193     $       229    $             422
                                                              =============     ===========    =================

                                                                Advanced
          Year ended                                           Technology        Consumer
       December 31, 1995                                        Products         Products         Consolidated
       -----------------                                        --------         --------         ------------
                                                                             ($000's omitted)
         Sales to unaffiliated customers                      $       8,382     $     7,977    $          16,359
                                                             ==============     ===========    =================
         Operating profit                                     $         943     $       148    $           1,091  **
                                                             ==============     ===========
         Interest expense                                                                                   (378)
         General corporate expense                                                                          (385)
                                                                                               -----------------
         Income before income taxes                                                            $             328
                                                                                               =================
         Identifiable assets                                  $      13,388     $     6,318    $          19,706
                                                             ==============     ===========    =================
         Depreciation expense                                 $         358     $       333    $             691
                                                             ==============     ===========    =================
         Capital expenditures                                ($         122)    $       248    $             126
                                                             ===============    ===========    =================

         *   Includes $639,000 as a net gain from sale of former headquarters. - See Note 10.
         **  Includes $280,000 as miscellaneous income and reductions of expenses from business interruption insurance proceeds.



                                      F17

         The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology segment accounted for revenues of approximately $2,795,000 in 1996 and $3,258,000 in 1995. Similar contracts by the Consumer Products segment accounted for revenues of approximately $646,000 in 1996 and $568,000 in 1995. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 15% and 10% of total sales in 1996 and 1995, respectively, another customer amounted to approximately 13% of total sales in 1996 and 1995. No other single customer represented more than 10% of the Company's sales in any of these years.




                                      F18