Form 10KSB/A
period 1996-12-31
SERVOTRONICS INC /DE/
filed 1997-04-29
CIK 89140

                        --------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                  FORM 10-KSB/A


                            AMENDMENT TO FORM 10-KSB
                                Filed Pursuant to
                       THE SECURITIES EXCHANGE ACT OF 1934

                               SERVOTRONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                 AMENDMENT NO. 1

                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1996 as set forth in the pages attached hereto:

                                    PART III

                  Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                    REGISTRANT.

                  Item 10.          EXECUTIVE COMPENSATION.

                  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Item 12.          CERTAIN RELATIONSHIPS AND RELATED
                                    TRANSACTIONS.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SERVOTRONICS, INC.

Dated:  April 29, 1997

                                        By /s/ Lee D. Burns, Treasurer
                                          ------------------------------
                                                 Lee D. Burns
                                                 Treasurer and Secretary

                               SERVOTRONICS, INC.

                                 AMENDMENT NO. 1

                                       TO

                           FORM 10-KSB FOR YEAR ENDED
                                DECEMBER 31, 1996

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a) DIRECTORS. The table below sets forth certain information regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 1996 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                                                       Position with the Company
                                                                       and Principal Occupation
                                                                       and Business Experience
Name                                                 Age               for past Five Years
----                                                 ---               -------------------
Dr. William H. Duerig                                75                Director of the Company
                                                                       since 1990; Physicist and
                                                                       Senior Program Manager
                                                                       for Kearfott Guidance &
                                                                       Navigation Corporation
                                                                       for more than five years
                                                                       prior to retirement in
                                                                       1993.

Donald W. Hedges                                     75                Director of the Company
                                                                       since 1967; self-employed
                                                                       attorney since 1988.

Nicholas D. Trbovich, Jr.                            36                Director of the Company
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

                                                                       Position with the Company
                                                                       and Principal Occupation
                                                                       and Business Experience
Name                                                 Age               for past Five Years
----                                                 ---               -------------------
Dr. Nicholas D. Trbovich                             61                Chairman of the Board of
                                                                       Directors, President and
                                                                       Chief Executive Officer
                                                                       of the Company since
                                                                       1959.


                  (b) EXECUTIVE OFFICERS. The following is a listing of the Company's executive officers:

                                                                       Position with the Company
                                                                       and Principal Occupation
                                                                       and Business Experience
Name                                                 Age               for past Five Years
----                                                 ---               -------------------
Dr. Nicholas D. Trbovich                             61                See table under "Election
                                                                       of Directors."

Nicholas D. Trbovich, Jr.                            36                See table under "Election
                                                                       of Directors."

Raymond C. Zielinski                                 52                Vice President since
                                                                       1990; Director of
                                                                       Manufacturing of the
                                                                       Company from 1983 to
                                                                       1990.

Lee D. Burns                                         55                Treasurer and Secretary
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

Item 10.          EXECUTIVE COMPENSATION.

                  DIRECTORS' FEES. Under the Company's standard compensation arrangements with directors who are not employees, they are paid a yearly director's fee of $9,000 plus a per meeting fee of $400 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the director's and/or meeting fees.

                  COMPENSATION TABLE. The following table shows the compensation paid by the Company to each executive officer of the Company whose total salary and bonus from the Company and its subsidiaries exceeded $100,000 during any of the last three fiscal years.

                                                             ANNUAL COMPENSATION
                                       ------------------------------------------------------------

                                                                                           Other
                                                                                           Annual              All Other
Name and                                                                                   Compen-             Compen-
Principal Position                     Year          Salary              Bonus             sation(1)           sation(2)
------------------                     ----          ------              -----             ---------           ---------
Dr. Nicholas D. Trbovich               1996          $258,872            $20,000           $26,458             $ 17,612
  Chairman, President and CEO          1995           257,368             20,000            27,118               13,204
                                       1994           250,852             35,000            43,340               15,928


(1)  Includes $24,660, $24,661 and $41,800 in 1996, 1995 and 1994, respectively, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company over several years and prior to the year payment was received.

(2) All Other Compensation for 1996 includes (i) an allocation of 2,444.626 shares of Common Stock of the Company under the Servotronics, Inc. Employee Stock

     Ownership Plan valued as of November 30, 1996 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $5-5/8 per share; and (ii) $3,861 for life insurance, but excludes (iii) based on actuarially determined formulas designed to achieve, among other things, benefit parity, $165,000 which the Company accrued in 1996, but did not pay, for a pension-related deferred compensation program for the benefit of Dr. Trbovich.

                  The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. Discretionary payments authorized for 1997 will be included in the compensation table for 1997 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

                  EMPLOYMENT AGREEMENT. Dr. Trbovich has an employment agreement with the Company pursuant to which he is entitled to receive minimum direct compensation of $271,920 per annum or such greater amount as the Company's Board of Directors may determine. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of
2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2001), as such date may be extended, Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.

FISCAL YEAR-END OPTION VALUES

                  The following table summarizes information with respect to unexercised stock options held by Dr. Trbovich at December 31, 1996, all of which are presently exercisable.

                  Number of Shares                  Value of Unexercised
                  Underlying Unexercised            In-the-Money Options
                  Options at 12/31/96               at 12/31/96(1)
                  ----------------------            --------------------

                           37,778                   $108,423

------------

(1) Determined by subtracting the exercise price (approximately $2.63 per share) from the closing price for shares of Common Stock of the Company reported by the American Stock Exchange on December 30, 1996, which was $5 1/2 per share.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of April 11, 1997, more than 5% of the outstanding shares of Common Stock of the Company ("Shares"), based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person.

Name and Address of                                  Amount and Nature of             Percent of
Beneficial Owner                                     Beneficial Ownership             Class(1)
----------------                                     --------------------             --------
Servotronics, Inc. Employee
  Stock Ownership Trust(2)                           931,056(2)                          39.5%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Dr. Nicholas D. Trbovich                             310,372(3)                          13.0%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Harvey Houtkin(4)                                    211,757(4)                           9.0%
78 Lafayette Avenue
Suffern, New York   10901

--------------------

(1) Percent of class is based upon 2,355,478 Shares outstanding as of April 11, 1997 plus, in the case of Dr. Trbovich, the Shares subject to his stock option.

(2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated Shares. The participants in the related plan have the right to direct the voting of Shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's Shares. As of April 11, 1997, approximately 281,372 Shares have been allocated to the accounts of participants and approximately 649,684 Shares (28.0% of the Shares outstanding) remain unallocated.

(3) This amount includes (i) 40,476 Shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 37,778 Shares; (iii) approximately 31,247 Shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and
     (iv) approximately 11,403 Shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the Shares beneficially owned by certain of Dr. Trbovich's other relatives.

(4) Based on a statement on Schedule 13D, as last amended on June 14, 1994, filed by Mr. Houtkin with the Securities and Exchange Commission. All amounts have been adjusted to reflect the eight percent stock dividend authorized by the Board of Directors on May 3, 1996, to all shareholders of record as of May 31, 1996 and paid July 1, 1996. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 206,033 Shares and shared voting and investment power with respect to 5,724 Shares owned by Wanshef, Inc., which is controlled by Mr. Houtkin.

                  (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of April 11, 1997, information as to the beneficial ownership of Shares of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person, except as otherwise indicated):

     Name of                                         Amount and Nature of              Percent of
Beneficial Owner                                     Beneficial Ownership              Class(1)
----------------                                     --------------------              --------
Dr. Nicholas D. Trbovich                              310,372(2)                          13.0%

Nicholas D. Trbovich, Jr.                              31,092(3)                           1.3

Donald W. Hedges                                       13,908(4)                           0.6

Dr. William H. Duerig                                  12,593(5)                           0.5

All directors and
executive officers
as a group                                          1,028,422(6)(7)                       42.9

--------------------

(1) Percent of class is based upon 2,355,478 Shares outstanding as of April 11, 1997 plus the number of Shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 18,387 Shares which Mr. Trbovich has the right to acquire under stock options and approximately 12,705 Shares allocated to Mr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include Shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 12,593 Shares which Mr. Hedges has the right to acquire under a stock option. Mr. Hedges has sole voting and investment power with respect to 839 Shares and shared voting and investment power with respect to 476 Shares.

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

(7)  See notes (2) through (5) above.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  During 1996, certain of Dr. Trbovich's sons were employed by the Company and received, in the aggregate, $127,904 in compensation from the Company.

                  Dr. Trbovich is the owner of certain patents and co-owner with the Company of certain other patents which are used in the business of the Company. The patents have been used by the Company on a royalty-free and exclusive basis with Dr. Trbovich's consent.