Form 10QSB
period 1997-03-31
SERVOTRONICS INC /DE/
filed 1997-05-14
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

__   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                        16-0837866
---------------------------------                   ---------------------------
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

                                Yes  X    No
                                   -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at April 30, 1997
------------------------------------           -----------------------------
  Common Stock, $.20 par value                           2,355,478
                                               (See Note 5 to Consolidated
                                               Financial Statements)

                                      INDEX
                                      -----

                PART I. FINANCIAL INFORMATION                                                    Page No.
                                                                                                 --------
     Item 1.    Financial Statements

                a)  Consolidated Balance Sheet, March 31, 1997                                     3

                b)  Consolidated Statement of Income, Three Months Ended
                    March 31, 1997 and 1996                                                        4

                c)  Consolidated Statement of Cash Flows for the Three Months Ended
                    March 31, 1997 and 1996                                                        5

                d)  Notes to Consolidated Financial Statements                                     6

                e)  Signatures                                                                     9

     Item 2.    Management's Discussion and Analysis or Plan of Operation                          10

                PART II. OTHER INFORMATION

     Item 6(a). Exhibits

                27  Financial Data Schedule

                         PART I FINANCIAL INFORMATION
                     SERVOTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997

                    ($000'S OMITTED EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


      Assets

      Current Assets:
       Cash                                                  $  1,261
       Accounts receivable                                      2,044
       Inventories                                              7,821
       Prepaid income taxes                                       102
       Deferred tax asset                                         564
       Other                                                    1,072
                                                             --------
        Total current assets                                   12,864

      Property, plant and equipment, net                        7,597

      Other assets                                                451
                                                             --------
                                                             $ 20,912
                                                             ========
      Liabilities and Shareholders' Equity

       Current liabilities:
       Current portion of long-term debt                     $    246
       Accounts payable                                         1,291
       Accrued employee compensation and benefit costs            912
       Other accrued liabilities                                  162
                                                             --------
        Total current liabilities                               2,611
                                                             --------
       Long-term debt                                           6,589

       Non-current deferred tax liability                         543

       Shareholders' equity:
        Common stock, par value $.20; authorized
         4,000,000 shares; Issued 2,614,506                       523
        Capital in excess of par value                         13,269
        Retained earnings                                       1,560
                                                             --------
                                                               15,352

        Employee stock ownership trust commitment              (2,943)
        Treasury stock, at cost, 259,028 shares                (1,240)
                                                             --------
         Total shareholders' equity                            11,169
                                                             --------
                                                             $ 20,912
                                                             ========

                See notes to consolidated financial statements

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                    ($000's omitted except per share data)
                                 (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                            1997      1996
                                                            ----      ----

       Net sales                                           $ 3,473   $ 3,486

       Costs and expenses:
        Cost of goods sold                                   2,402     2,416
        Selling, general and administrative                    721       729
        Interest                                                79        80
        Depreciation and amortization                          158       156
                                                           -------    ------

                                                             3,360     3,381
                                                           -------    ------

       Income before income taxes                              113       105

       Income tax provision                                     38        35
                                                           -------    ------

       Net income                                          $    75    $   70
                                                           =======    ======

       Net income per share                                $  0.04    $ 0.04 *
                                                           =======    ======


      * Restated to give effect for shares issued in conjunction with the 8% stock dividend declared in May 1996. (See Note 5 to Consolidated Financial Statements).


                See notes to consolidated financial statements

                     SERVOTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000'S OMITTED)
                                 (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                            1997     1996
                                                            ----     ----

      Cash flows related to operating activities:
       Net income                                          $   75    $   70
       Adjustments to reconcile net income to net
        cash provided by (used in) operating activities -
       Depreciation and amortization                          158       156
       Change in assets and liabilities -
         Accounts receivable                                  670       242
         Inventories                                         (614)     (590)
         Prepaid income taxes                                (102)        8
         Other current assets                                  57         7
         Other assets                                           4         4
         Accounts payable                                     300       123
         Accrued employee compensation & benefit costs         36       130
         Other accrued liabilities                            (58)        0
         Accrued income taxes                                (200)        0
                                                           -------  -------
       Net cash provided by operating activities              326       150

      Cash flows related to investing activities:
       Capital expenditures - property, plant &
        equipment                                            (395)      (97)
                                                           -------  -------
       Net cash used in investing activities                 (395)      (97)

      Cash flows related to financing activities:
       Principal payments on long-term debt                   (59)      (53)
                                                           -------  -------
       Net cash used in financing activities                  (59)      (53)
                                                           -------  -------
      Net decrease in cash                                   (128)        0

      Cash at beginning of period                           1,389       612
                                                           -------  -------
                                                           $1,261   $   612

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

     Included in other current assets is $227,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts. Included in other accrued liabilities is $26,000 of deferred revenue which represents billings under the terms of the contracts in excess of revenue earned under the percentage of completion method.

     Reclassification of prior year balances
     ---------------------------------------

     Certain prior year balances have been reclassified to conform with the current year presentation.

2.  Inventories                                                  March 31, 1997
    -----------                                                  --------------

              Raw materials and common parts                        $1,165
              Work-in-process (including engineering and other
                  support costs)                                     6,561
              Finished goods                                           331
                                                                    ------
                                                                     8,057

              Less common parts expected to be used after one year    (236)
                                                                    ------
                                                                    $7,821
                                                                    ======

     Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

3. Property, plant and equipment                               March 31, 1997
   -----------------------------                               --------------

     Land                                                        $    11
     Buildings                                                     6,069
     Machinery, equipment and tooling                              7,785
                                                                 -------
                                                                  13,865

     Less accumulated depreciation                                (6,268)
                                                                 -------
                                                                 $ 7,597
                                                                 =======

     Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4. Long-term debt

                                                               March 31, 1997
                                                               --------------

         Industrial Development Revenue Bonds; secured by a
              letter of credit from a bank with interest
              payable monthly at a floating rate (3.85%
              at March 31, 1997)                                   $ 5,000

         Unsecured term note; payable to a bank with
              interest at prime plus 1/4% (8.50% at
              March 31, 1997); quarterly principal
              payments of $34,439 through November 1, 2000             482

         Secured term note; payable to a government agency
              with interest at 6%; monthly principal payments
              of $2,778 commencing on July 1, 1995 through
              May 1, 2004, with a final principal payment of
              $102,754 due June 1, 2004                                342

         Various other secured term notes payable to government
              agencies                                               1,011
                                                                   -------
                                                                     6,835

              Less current portion                                    (246)
                                                                   -------
                                                                   $ 6,589
                                                                   =======

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

5. Common shareholders' equity
   ---------------------------

                                               Common stock
                                           --------------------
                                            Number                   Capital in
                                           of shares                  excess of     Retained                     Treasury
                                            issued       Amount       par value     earnings       ESOP            stock
                                            ------       ------       ---------     --------       ----            -----
          Balance December
              31, 1996                     2,614,506   $    523       $   13,269    $   1,485    ($  2,943)     ($   1,240)
             Net income                           --         --               --           75           --              --
                                           ---------   --------       ----------    ---------    ---------      ----------
               Balance
           March 31, 1997                  2,614,506   $    523       $   13,269    $   1,560    ($  2,943)     ($   1,240)
                                           =========   ========       ==========    =========    =========      ==========

     Per share data is based on weighted average outstanding shares of 1,692,918 and 1,660,104 for the first quarter ended March 31, 1997 and 1996.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued a Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB 128). FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. In accordance with the provisions of FASB 128, the Company will adopt the standards for reporting the basic and diluted earnings per share for all financial statements with periods ending after December 15, 1997. The Company has considered the potential impact of FASB 128 and has concluded that the effect of adoption will not have a material effect on earnings per share.

     On May 3, 1996 the Company's Board of Directors declared an 8% stock dividend payable to shareholders of record on May 31, 1996. The payment date for the stock dividend was July 1, 1996. Accordingly, per share data for all periods presented in the accompanying income statement have been stated to give effect to the issuance of these shares.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997

                             SERVOTRONICS, INC.

                             By:   /s/Lee D. Burns, Treasurer
                                 --------------------------------------------
                                    Lee D. Burns, Treasurer and
                                                  Chief Financial Officer

                             By:   /s/Raymond C. Zielinski, Vice President
                                 --------------------------------------------
                                    Raymond C. Zielinski, Vice President

                              SERVOTRONICS, INC.


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------      ----------------------------------------------------------

        The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.


                                       Relationship to           Period to
                                          net sales               period $
                                     three months ended           increase
                                          March 31,              (decrease)
                                      1997         1996             97-96
                                      ----         ----             -----

Net sales
 Advanced technology products         53.2%        45.4%             7.6%
 Consumer products                    46.8%        54.6%            -8.0%
                                      -----        -----            -----

                                     100.0%       100.0%            -0.4%
Cost of goods sold, exclusive of
 depreciation                         69.2%        69.3%            -0.6%
                                     ------       ------            -----

Gross profit                          30.8%        30.7%            -1.3%
                                     ------       ------            -----

Selling, general and administrative   20.8%        20.9%            -1.1%
Interest                               2.3%         2.3%            -1.3%
Depreciation and amortization          4.5%         4.5%             1.3%
                                     ------       ------            -----

                                      27.6%        27.7%            -1.1%

Income before provision for
 income taxes                          3.2%         3.0%             7.6%

Income tax provision                   1.1%         1.0%             8.6%
                                     ------       ------            -----
Net income                             2.1%         2.0%             7.1%
                                     ======       ======            =====

Management Discussion
---------------------

     During the three month period ended March 31, 1997 and for the comparable period ended March 31, 1996, approximately 34% and 20% respectively, of the Company's revenues were derived from contracts with agencies of the US Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that, the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

     The Company's consolidated results of operations for the three month period ended March 31, 1997 showed an approximate .4% decrease in net sales and an increase in net income of approximately 7.1% when compared to the same three month period of 1996. The decrease in sales is the result of a decrease in sales at the Consumer Products operations, due to a decrease in customer demands partially offset by an increase in sales at the Advanced Technology operations.

     The Advanced Technology Group's total backlog (funded and unfunded) as of March 31, 1997 increased by approximately 43% from a year earlier. The March 31, 1997 total backlog is approximately $45,900,000 as compared to $32,100,000 of which $37,700,000 and $24,700,000 were unfunded in each of the respective comparable periods. Approximately $29,500,000 of the March 31, 1997 backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

     Operating profit as a percentage of net sales for the three month period ended March 31, 1997 increased to 3.2 % from 3.0% as reported for the same three month period of 1996. The fluctuations in operating profit as a percentage of net sales is a result of differences in the product mix.

     Selling, general and administrative costs decreased for the three month period ended March 31, 1997 when compared to the same three month period of 1996 due to a decrease in sales and professional costs.

     Income taxes for the three month period ended March 31, 1997 increased as a percentage of income before taxes when compared to the same three month period of 1996 due primarily to variable state income tax rates.

Liquidity and Capital Resources
-------------------------------

     Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. During the three month period ending March 31, 1997, the Company continued to invest in additional inventory for primarily new programs. These costs and those incurred in previous periods are expensed as hardware is shipped. The inventories at March 31, 1997, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead time.

     During the three month period ended March 31, 1997, the Company expended $395,000 on capital expenditures. The Company also has a $1,000,000 line of credit at March 31, 1997 of which nothing is outstanding at March 31, 1997.

     There are no material commitments for capital expenditures at March 31, 1997.

     In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 254,424 shares have been purchased. In 1997, through April 30, no additional shares have been purchased.

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives approximately 34% of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations, the discontinuance of current defense programs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund and issue substantial follow-on orders to the Company for long-term programs, competitive products and pricing, difficulties in the development or commercialization of products, product demand and market acceptance, both for the Company's products and its customers' products which incorporate components supplied by the Company, enforceability of intellectual property rights, capacity and supply, the effects of foreign competition, and the Company's future accounting policies. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.