Form 10QSB
period 1997-06-30
SERVOTRONICS INC /DE/
filed 1997-08-13
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934
   For the quarterly period ended June 30, 1997

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       16-0837866
  -------------------------------                -----------------------------
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

                                         Yes    X  ;  No
                                              -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                             Outstanding at July 31, 1997
   -----------------------------                 ----------------------------
   Common Stock, $.20 par value                           2,355,478
                                                 (See Note 5 to Consolidated
                                                 Financial Statements)

   Transitional Small Business Disclosure Format (Check one):
       Yes      ;  No   X
           -----      -----

                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION                                               Page No.
                -----------------------------                                               --------

      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, June 30, 1997                                  3

                b)  Consolidated Statement of Income, Three and Six Months Ended
                    June 30, 1997 and 1996                                                     4

                c)  Consolidated Statement of Cash Flows for the Six Months Ended
                    June 30, 1997 and 1996                                                     5

                d)  Notes to Consolidated Financial Statements                                 6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                      9

                PART II. OTHER INFORMATION

      Item 4.   Submission of matters to a Vote of Security Holders                            12

                Signatures                                                                     13

      Item 6(a). Exhibits

                27  Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                          $      1,029
  Accounts receivable                                                  2,377
  Inventories                                                          8,055
  Deferred tax asset                                                     564
  Other                                                                1,132
                                                                ------------

     Total current assets                                             13,157

Property, plant and equipment, net                                     7,555

Other assets                                                             449
                                                                ------------

                                                                $     21,161
                                                                ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                             $        246
  Accounts payable                                                     1,308
  Accrued employee compensation and benefit costs                        989
  Accrued income taxes                                                    16
  Other accrued liabilities                                              138
                                                                ------------

     Total current liabilities                                         2,697
                                                                ------------

Long-term debt                                                         6,541

Non-current deferred tax liability                                       543

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                            523
  Capital in excess of par  value                                     13,269
  Retained earnings                                                    1,771
                                                                ------------

                                                                      15,563

  Employee stock ownership trust commitment                           (2,943)
  Treasury stock, at cost, 259,028 shares                             (1,240)
                                                                ------------

     Total shareholders' equity                                       11,380
                                                                ------------

                                                                $     21,161
                                                                ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                           1997           1996              1997             1996
                                                           ----           ----              ----             ----

Net sales                                              $   4,228       $   4,414        $   7,701         $   7,900

Costs and expenses:
   Cost of goods sold                                      2,792           3,036            5,194             5,452
   Selling, general and administrative                       855             835            1,576             1,564
   Interest                                                   82              85              161               165
   Depreciation and amortization                             158             157              316               313
                                                       ---------       ---------        ---------         ---------

                                                           3,887           4,113            7,247             7,494
                                                       ---------       ---------        ---------         ---------

Income before income taxes                                   341             301              454               406

Income tax provision                                         130             111              168               146
                                                       ---------       ---------        ---------         ---------

Net income                                             $     211       $     190        $     286         $     260
                                                       =========       =========        =========         =========


Net income per share                                   $    0.12       $    0.11        $    0.17         $    0.16
                                                       =========       =========        =========         =========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                  1997            1996
                                                                  ----            ----

Cash flows related to operating activities:
   Net income                                                   $     286      $     260
   Adjustments to reconcile net income to net
        cash provided by (used in) operating activities -
   Depreciation and amortization                                      316            313
   Change in assets and liabilities -
        Accounts receivable                                           337            448
        Inventories                                                  (848)          (270)
        Prepaid income taxes                                            0            122
        Other current assets                                           (3)          (549)
        Other assets                                                    6              7
        Accounts payable                                              317            131
        Accrued employee compensation & benefit costs                 115             49
        Other accrued liabilities                                     (85)          (101)
        Accrued income taxes                                         (184)
                                                                ---------      ---------

Net cash provided by operating activities                             257            410
                                                                ---------      ---------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
     equipment                                                       (510)          (242)
                                                                ----------     ----------

Net cash used in investing activities                                (510)          (242)
                                                                ----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                            150              0
   Payments on demand loan                                           (150)             0
   Principal payments on long-term debt                              (107)          (105)
                                                                ----------     ----------

Net cash used in financing activities                                (107)          (105)
                                                                ----------     ----------

Net  (decrease) increase in cash                                     (360)            63

Cash at beginning of period                                         1,389            612
                                                                ---------      ---------

Cash at end of period                                           $   1,029      $     675
                                                                =========      =========

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

         Included in other current assets is $335,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

     2.  Inventories                                                                                June 30, 1997
         -----------                                                                                -------------

              Raw materials and common parts                                                         $    1,192
              Work-in-process (including engineering and other
                  support costs)                                                                          6,691
              Finished goods                                                                                408
                                                                                                     -----------
                                                                                                          8,291

              Less common parts expected to be used after one year                                         (236)
                                                                                                     -----------

                                                                                                     $    8,055
                                                                                                     ==========

         Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

     3.  Property, plant and equipment                                                               June 30, 1997
         -----------------------------                                                               -------------

              Land                                                                                   $       11
              Buildings                                                                                   6,089
              Machinery, equipment and tooling                                                            7,880
                                                                                                     ----------
                                                                                                         13,980

              Less accumulated depreciation                                                              (6,425)
                                                                                                     ----------
                                                                                                     $    7,555
                                                                                                     ==========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

     4.  Long-term debt
         --------------

                                                                                                     June 30, 1997
                                                                                                     -------------

         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
              at a floating rate (4.35% at June 30, 1997)                                            $   5,000

         Unsecured term note; payable to a bank with
              interest at prime plus 1/4% (8.75% at
              June 30, 1997); quarterly principal
              payments of $34,439 through November 1, 2000                                                 448

         Secured term note; payable to a government agency
              with interest at 6%; monthly principal payments of $2,778
              commencing on July 1, 1996 through May 1, 2004,
              with a final principal payment of $102,754 due June 1, 2004                                  336

         Various other secured term notes payable to government agencies                                 1,003
                                                                                                     ---------

                                                                                                         6,787

              Less current portion                                                                        (246)
                                                                                                     ---------

                                                                                                     $   6,541
                                                                                                     =========

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

     5.  Common shareholders' equity
         ---------------------------

                                               Common stock
                                               ------------
                                            Number                   Capital in
                                           of shares                  excess of     Retained                     Treasury
                                            issued       Amount       par value     earnings       ESOP            stock
                                            ------       ------       ---------     --------       ----            -----
          Balance December
              31, 1996                     2,614,506   $    523       $   13,269    $   1,485    ($  2,943)     ($   1,240)
             Net income                           --         --               --          286           --              --
                                           ---------   --------       ----------    ---------    ---------      ----------
               Balance
            June 30, 1997                  2,614,506   $    523       $   13,269    $   1,771    ($  2,943)     ($   1,240)
                                           =========   ========       ==========    =========    =========      ==========


         Per share data is based on weighted average outstanding shares of 1,692,918 and 1,660,104 for the second quarter ended June 30, 1997 and 1996 and 1,692,918 and 1,660,104 for the six month period ended June 30, 1997 and 1996.

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

                                                      Relationship to       Period to       Relationship to           Period to
                                                         net sales          period $           net sales              period $
                                                       quarter ended        increase       six months ended           increase
                                                         June 30,          (decrease)          June 30,              (decrease)
                                                     1997       1996          97-96         1997          1996          97-96
                                                     ----       ----          -----         ----          ----          -----
Net sales
  Advanced technology products                       61.7%      57.7%        2.1%           57.8%         52.5%          3.9%
  Consumer products                                  38.3%      42.3%       -5.3%           42.2%         47.5%         -6.7%
                                                     -----      -----       -----           -----         -----         -----

                                                    100.0%     100.0%       -4.2%          100.0%        100.0%         -2.4%

Cost of goods sold, exclusive of
   depreciation                                      66.0%      68.8%       -8.0%           67.4%         69.0%         -4.7%
                                                     -----      -----                       -----         -----         -----

Gross profit                                         34.0%      31.2%        4.2%           32.6%         31.0%         -2.5%
                                                     -----      -----        ----           -----         -----         -----

Selling, general and administrative                  20.2%      18.9%        2.4%           20.5%         19.8%          0.8%
Interest                                              1.9%       1.9%       -3.5%            2.1%          2.1%         -2.4%
Depreciation and amortization                         3.7%       3.6%        0.6%            4.1%          4.0%          1.0%
                                                      ----       ----        ----            ----          ----          ----

                                                     25.8%      24.4%       -0.5%           26.7%         25.9%         -0.6%
                                                     -----      -----       -----           -----         -----         -----

Income before provision for income taxes              8.2%       6.8%       13.3%            5.9%          5.1%         11.8%

Income tax provision                                  3.2%       2.5%       17.1%            2.2%          1.8%         15.1%
                                                      ----       ----       -----            ----          ----         -----

Net income                                            5.0%       4.3%       11.1%            3.7%          3.3%         10.0%
                                                      ====       ====       =====            ====          ====         =====

     Management Discussion
     ---------------------

         During the six month period ended June 30, 1997 and for the comparable period ended June 30, 1996, approximately 20% and 18% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. For the second quarter of 1997 and 1996, approximately 18% and 22% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

     Results of Operations
     ---------------------

         The Company's consolidated results of operations for the six month period ended June 30, 1997 showed an approximate 2.4% decrease in net sales and an increase in net income of approximately 10.0% when compared to the same six month period of 1996. For the second quarter of 1997, net sales decreased approximately 4.2% with an increase in net income of 11.1% compared to the same period of 1996. The change in gross margins is a combination of product mix and cost reductions. The decrease in sales is the result of a decrease in sales at the Consumer Products Group's operations due to a decrease in customer demands, partially offset by an increase in sales at the Advanced Technology Group's operations.

         The Advanced Technology Group's total backlog (funded and unfunded) as of June 30, 1997 increased by approximately 37% from a year earlier. The June 30, 1997 total backlog is approximately $45,300,000 as compared to $33,000,000 of which $37,300,000 and $25,500,000 were unfunded in each of the respective comparative periods. Approximately $29,300,000 of the June 30, 1997 backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Operating profit as a percentage of net sales for the six month period ended June 30, 1997 increased to 5.9% from 5.1% as reported for the same six month period of 1996. For the second quarter of 1997 operating profit as a percent of net sales increased to 8.2% from 6.8% when compared to the same period of 1996. The fluctuations in operating profit as a percentage of net sales is a result of differences in the product mix.

         Selling, general and administrative costs increased for the six month period and quarter ended June 30, 1997 when compared to the comparable periods of 1996 due to an increase in sales at the Advanced Technology Group's operations and professional costs.

         Income taxes for the six month period and quarter ended June 30, 1997 increased as a percentage of income before taxes when compared to the comparable periods of 1996 due primarily to variable state income tax rates.

     Liquidity and Capital Resources
     -------------------------------

         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. During the six month period ending June 30, 1997, the Company continued to invest in additional inventory for primarily new programs. These costs and those incurred in previous periods are expensed as hardware is shipped. The inventories at June 30, 1997, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

         During the six month period ended June 30, 1997, the Company expended $510,000 on capital expenditures. The Company also has a $1,000,000 line of credit at June 30, 1997 of which nothing is outstanding at June 30, 1997.

         There are no material commitments for capital expenditures at June 30, 1997.

         In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 256,045 shares have been purchased. In 1997, through July 31, no additional shares have been purchased.

     PART II OTHER INFORMATION

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------      ---------------------------------------------------

         The annual meeting of shareholders of the Registrant was held on June 30, 1997. At the meeting, each of the directors of the Registrant was elected to serve until the next annual meeting of shareholders until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                                           Withheld
            Name of Nominee                        For                     Authority
            ---------------                        ---                     ---------
            Dr. William H. Duerig                 2,143,144                  2,195
            Donald W. Hedges                      2,143,144                  2,195
            Nicholas D. Trbovich, Jr.             2,143,141                  2,198
            Dr. Nicholas D. Trbovich              2,143,141                  2,198

                           FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives approximately 20% of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations, the discontinuance of current defense programs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund and issue substantial follow-on orders to the Company for long-term programs, competitive products and pricing, difficulties in the development or commercialization of products, product demand and market acceptance, both for the Company's products and its customers' products which incorporate components supplied by the Company, enforceability of intellectual property rights, capacity and supply, the effects of foreign competition, and the Company's future accounting policies. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 13, 1997




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