Form 10QSB
period 1997-09-30
SERVOTRONICS INC /DE/
filed 1997-11-13
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                   YES X ; NO
                                      ---    ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                            OUTSTANDING AT OCTOBER 31, 1997
----------------------------               -------------------------------------
COMMON STOCK, $.20 PAR VALUE                             2,355,478
                                           (SEE NOTE 5 TO CONSOLIDATED FINANCIAL
                                           STATEMENTS)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
   YES   ;    NO X
      ---       ---

                                      INDEX
                                      -----


           PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                                   --------

 ITEM 1.   FINANCIAL STATEMENTS

           a)  CONSOLIDATED BALANCE SHEET, SEPTEMBER 30, 1997                        3

           b)  CONSOLIDATED STATEMENT OF INCOME, THREE AND NINE MONTHS ENDED
               SEPTEMBER 30, 1997 AND 1996                                           4

           c)  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
               SEPTEMBER 30, 1997 AND 1996                                           5

           d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                 9

           PART II. OTHER INFORMATION

           SIGNATURES                                                               13

 ITEM 6(a). EXHIBITS

           27  FINANCIAL DATA SCHEDULE

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                     ($000'S OMITTED EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
  CASH                                                                 $  1,000
  ACCOUNTS RECEIVABLE                                                     2,188
  INVENTORIES                                                             8,118
  PREPAID INCOME TAXES                                                      249
  DEFERRED TAX ASSET                                                        564
  OTHER                                                                     969
                                                                       --------
     TOTAL CURRENT ASSETS                                                13,088

PROPERTY, PLANT AND EQUIPMENT, NET                                        7,493

OTHER ASSETS                                                                444
                                                                       --------
                                                                       $ 21,025
                                                                       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT                                    $    246
  ACCOUNTS PAYABLE                                                        1,021
  ACCRUED EMPLOYEE COMPENSATION AND BENEFIT COSTS                           880
  ACCRUED INCOME TAXES                                                       99
  OTHER ACCRUED LIABILITIES                                                 265
                                                                       --------
     TOTAL CURRENT LIABILITIES                                            2,511
                                                                       --------

LONG-TERM DEBT                                                            6,486

NON-CURRENT DEFERRED TAX LIABILITY                                          543

SHAREHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $.20; AUTHORIZED
    4,000,000 SHARES; ISSUED 2,614,506 SHARES                               523
  CAPITAL IN EXCESS OF PAR VALUE                                         13,269
  RETAINED EARNINGS                                                       1,876
                                                                       --------
                                                                         15,668

  EMPLOYEE STOCK OWNERSHIP TRUST COMMITMENT                              (2,943)
  TREASURY STOCK, AT COST, 259,028 SHARES                                (1,240)
                                                                       --------
     TOTAL SHAREHOLDERS' EQUITY                                          11,485
                                                                       --------
                                                                       $ 21,025
                                                                       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000'S OMITTED EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                           1997           1996              1997             1996
                                                           ----           ----              ----             ----

NET SALES                                              $   3,578       $   3,643        $11,278          $   11,543

COSTS AND EXPENSES:
   COST OF GOODS SOLD                                      2,418           2,511           7,612              7,963
   SELLING, GENERAL AND ADMINISTRATIVE                       743             730           2,319              2,294
   INTEREST                                                   92              85             252                250
   DEPRECIATION AND AMORTIZATION                             159             160             475                473
                                                       ---------       ----------      ---------         ----------

                                                           3,412           3,486          10,658             10,980
                                                       ---------       ---------       ---------         ----------

INCOME BEFORE NET GAIN ON THE SALE OF
  ASSETS AND INCOME TAXES                                    166             157             620                563

NET GAIN ON SALE OF ASSETS                                     0             639               0                639
                                                       ---------       ----------      ---------         ----------

INCOME BEFORE INCOME TAXES                                   166             796             620              1,202

INCOME TAX PROVISION                                          61             307             229                453
                                                       ---------       ---------       ---------         ----------

NET INCOME                                             $     105       $     489       $     391         $      749
                                                       =========       =========       =========         ==========


NET INCOME PER SHARE                                   $    0.06       $    0.29       $    0.23         $     0.45
                                                       =========       =========       =========         ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000'S OMITTED)
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1997            1996
                                                                                        ----            ----

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   NET INCOME                                                                         $     391      $     749
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES -
   DEPRECIATION AND AMORTIZATION                                                            475            473
   GAIN ON SALE OF ASSETS (EXCLUSIVE OF RELATED CHARGES)                                      0         (1,116)
   CHANGE IN ASSETS AND LIABILITIES -
        ACCOUNTS RECEIVABLE                                                                 526            368
        INVENTORIES                                                                        (911)          (369)
        PREPAID INCOME TAXES                                                               (249)           261
        OTHER CURRENT ASSETS                                                                160           (386)
        OTHER ASSETS                                                                         11           (241)
        ACCOUNTS PAYABLE                                                                     30            (85)
        ACCRUED EMPLOYEE COMPENSATION & BENEFIT COSTS                                         6            218
        OTHER ACCRUED LIABILITIES                                                            42             88
        OTHER NON-CURRENT LIABILITY                                                           0            251
        CHANGE IN CURRENT PORTION OF LONG-TERM DEBT                                          (3)            17
        ACCRUED INCOME TAXES                                                               (101)             0
                                                                                      ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   377            228
                                                                                      ---------      ---------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   SALE OF ASSETS                                                                             0          1,255
   CAPITAL EXPENDITURES - PROPERTY, PLANT &
     EQUIPMENT                                                                             (607)          (337)
                                                                                      ---------      ---------

NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES                                        (607)           918
                                                                                      ---------      ---------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   INCREASE IN DEMAND LOAN                                                                  250              0
   PAYMENTS ON DEMAND LOAN                                                                 (250)             0
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                                    (159)          (192)
                                                                                      ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                                                      (159)          (192)
                                                                                      ---------      ---------

NET  (DECREASE) INCREASE IN CASH                                                           (389)           954
                                                                                      ---------      ---------

CASH AT BEGINNING OF PERIOD                                                               1,389            612
                                                                                      ---------      ---------

CASH AT END OF PERIOD                                                                 $   1,000      $   1,566
                                                                                      =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ($000 OMITTED IN TABLES EXCEPT FOR SHARE DATA)


1. The information set forth herein is unaudited. This financial information reflects all normal accruals and adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods, presented.

         Revenue recognition
         -------------------

         The Company incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion. Revenues on the remaining contracts are recognized when the terms of purchase orders are met.

         Included in other current assets is $157,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts. Included in other accrued liabilities is $18,000 of deferred revenue which represents billings and under the terms of the contracts in excess of revenue earned under the percentage of completion method.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.


2.       Inventories                                                         SEPTEMBER 30, 1997
         -----------                                                         ------------------

              Raw materials and common parts                                       $ 1,084
              Work-in-process (including engineering and other
                  support costs)                                                     6,820
              Finished goods                                                           450
                                                                                   -------
                                                                                     8,354

              Less common parts expected to be used after one year                    (236)
                                                                                   -------
                                                                                   $ 8,118
                                                                                   =======

         Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

3.        Property, plant and equipment
          -----------------------------


                                                                  SEPTEMBER 30, 1997
                                                                  ------------------

              Land                                                   $     11
              Buildings                                                 6,109
              Machinery, equipment and tooling                          7,957
                                                                     --------
                                                                       14,077
              Less accumulated depreciation                            (6,584)
                                                                     --------
                                                                     $  7,493
                                                                     ========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.


4.       Long-term debt
         --------------

                                                                                   SEPTEMBER 30, 1997
                                                                                   ------------------


         Industrial Development Revenue Bonds; secured by a
              letter of credit from a bank with interest payable monthly
              at a floating rate (4.25% at September 30, 1997)                        $   5,000
         Unsecured term note; payable to a bank with
              interest at prime plus 1/4% (8.75% at
              September 30, 1997); quarterly principal
              payments of $34,439 through November 1, 2000                                  413
         Secured term note; payable to a government agency
              with interest at 6%; monthly principal payments of
              $2,778 commencing on July 1, 1996 through May 1, 2004,
              with a final principal payment of $102,754 due June 1, 2004                   325
         Various other secured term notes payable to government agencies                    994
                                                                                      ---------

                                                                                          6,732

              Less current portion                                                         (246)
                                                                                      ---------

                                                                                      $   6,486
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

5.       Common shareholders' equity
         ---------------------------


                                COMMON STOCK
                                ------------
                               NUMBER                CAPITAL IN
                              OF SHARES               EXCESS OF     RETAINED                  TREASURY
                               ISSUED       AMOUNT    PAR VALUE     EARNINGS      ESOP          STOCK
                               ------       ------    ---------     --------      ----          -----
       Balance December
           31, 1996           2,614,506      $523      $13,269      $1,485      ($2,943)      ($1,240)
          Net income                 --        --           --         391           --            --
                              ---------      ----      -------      ------      -------       -------
      Balance September
           30, 1997           2,614,506      $523      $13,269      $1,876      ($2,943)      ($1,240)
                              =========      ====      =======      ======      =======       =======


         Per share data is based on weighted average outstanding shares of 1,692,918 for the third quarter and nine month periods ended September 30, 1997 and 1,660,104 for the third quarter and nine month periods ended September 30, 1996.

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


                                                  RELATIONSHIP TO     PERIOD TO          RELATIONSHIP TO           PERIOD TO
                                                     NET SALES        PERIOD $              NET SALES              PERIOD $
                                                   QUARTER ENDED      INCREASE           NINE MONTHS ENDED         INCREASE
                                                   SEPTEMBER 30,     (DECREASE)            SEPTEMBER 30,          (DECREASE)
                                                  1997       1996       97-96            1997          1996          97-96
                                                  ----       ----       -----            ----          ----          -----
Net sales
  Advanced technology products                    58.1%      55.4%        2.8%           57.9%         53.4%          3.5%
  Consumer products                               41.9%      44.6%       -2.7%           42.1%         46.6%         -5.4%
                                                  ----       ----       -----            ----          ----          ----

                                                 100.0%     100.0%       -1.8%          100.0%        100.0%         -2.3%

Cost of goods sold, exclusive of
   depreciation                                   67.6%      68.9%       -3.7%           67.5%         69.0%         -4.4%
                                                  ----       ----       -----            ----          ----          ----

Gross profit                                      32.4%      31.1%        2.5%           32.5%         31.0%          2.4%
                                                  ----       ----       -----            ----          ----          ----

Selling, general and administrative               20.8%      20.0%        1.8%           20.6%         19.9%          1.1%
Interest                                           2.6%       2.3%        8.2%            2.2%          2.2%          0.8%
Depreciation and amortization                      4.4%       4.4%       -0.6%            4.2%          4.1%          0.4%
Net gain on sale of assets                         0.0%     -17.5%          -             0.0%         -5.5%            -
                                                  ----        ---       -----            ----          ----          ----

                                                  27.8%       9.2%      195.8%           27.0%         20.6%         28.1%
                                                  ----       ----       -----            ----          ----          ----

Income before provision for income taxes           4.6%      21.9%      -79.1%            5.5%         10.4%        -48.4%

Income tax provision                               1.7%       8.5%      -80.1%            2.0%          3.9%        -49.4%
                                                  ----       ----       -----            ----          ----          ----

Net income                                         2.9%      13.4%      -78.5%            3.5%          6.5%        -47.8%
                                                 =====      =====       =====           =====         =====         =====

Management Discussion
---------------------

         During the nine month period ended September 30, 1997 and for the comparable period ended September 30, 1996, approximately 20% of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. For the third quarter of 1997 and 1996, approximately 20% and 23% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, the national deficit and defense cutbacks (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the nine month period ended September 30, 1997 showed an approximate increase in operating income (income before interest and the net gain on the sale of assets) of approximately 7.5% from $811,000 to $872,000. For the third quarter of 1997 operating income (income before interest and the net gain on the sale of assets) increased approximately 6.6% from $242,000 to $258,000. The increase in operating income is a result of product mix.

         The Advanced Technology Group's total backlog (funded and unfunded) as of September 30, 1997 increased by approximately 40% from a year earlier. The September 30, 1997 total backlog is approximately $45,100,000 as compared to $32,000,000 of which $37,000,000 and $25,200,000 were unfunded in each of the respective comparative periods. Approximately $29,300,000 of the September 30, 1997 backlog is for product deliveries beyond 1999. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Net sales for the three month and nine month periods ended September 30, 1997 showed an approximate 1.8% and 2.3% decrease respectively. The decrease in sales is the result of a decrease in sales by the Consumer Products Group because of a decrease in customer demands and the phase out of certain lower margin products. The approximate 5.5% increase in the nine month sales for the Advanced Technology Group partially offset the lower sales by the Consumer Products Group. The 1996 net income reflects the previously reported sale of the former headquarters. This sale was completed in the third quarter of 1996 and is reflected as a net gain on sale of assets of $639,000 (gain on the sale of the assets of $1,116,000 less charges related thereto of $477,000) as shown in the accompanying financial statements.

         Selling, general and administrative costs increased for the nine month period and quarter ended September 30, 1997 when compared to the comparable periods of 1996 due to an increase in selling and professional costs.

         Income taxes for the nine month period and quarter ended September 30, 1997 decreased as a percentage of income before taxes when compared to the comparable periods of 1996 due primarily to variable state income tax rates.

Liquidity and Capital Resources
-------------------------------

         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. During the nine month period ending September 30, 1997, the Company continued to invest in additional inventory for primarily new programs. These costs and those incurred in previous periods are expensed as hardware is shipped. The inventories at September 30, 1997, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

         During the nine month period ended September 30, 1997, the Company expended

$607,000 on capital expenditures. The Company also has a $1,000,000 line of credit at September 30, 1997 of which nothing is outstanding at September 30, 1997.

         There are no material commitments for capital expenditures at September 30, 1997.

         In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 256,045 shares have been purchased. In 1997, through October 31, no additional shares have been purchased.

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

Date: November 11, 1997




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