Form 10KSB
period 1997-12-31
SERVOTRONICS INC /DE/
filed 1998-03-30
CIK 89140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--
For the fiscal year ended December 31, 1997

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________.
Commission File No. 1-7109

                               SERVOTRONICS, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                              16-0837866
-------------------------------                              ------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

  1110 Maple Street, Elma, New York                                14059
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)
Issuer's telephone number:  716-655-5990
                            ------------
Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
     Title of each class                                   which registered
     -------------------                                ------------------------

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

     Issuer's revenues for its most recent fiscal year:  $15,892,000.

     As of February 28, 1998 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $8,341,917.43 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of February 28, 1998 the number of $.20 par value common shares outstanding was 2,355,478.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Document                                                Part of Form 10-KSB
     --------                                                -------------------

1998 Proxy Statement                                              Part III

     Transitional Small Business Disclosure Format.  Yes   .  No  x .
                                                        ---      ---

                                     PART I
                                     ------


Item 1.        Description of Business
-------        -----------------------
General
-------

       Servotronics, Inc. and its subsidiaries (collectively the "Registrant" or the "Company") design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives and various types of cutlery.

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

Sales, Marketing and Distribution
---------------------------------

       Advanced Technology Products
       ----------------------------
       The Registrant's advanced technology products are marketed throughout the United States and are essentially non-seasonal in nature. These products are sold to the United States Government, government prime contractors and commercial manufacturers and end users. Sales are made primarily by the Registrant's professional staff.

       During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 18% of the

Registrant's total sales. If the Registrant were deemed to be unqualified by the United States Government as a contractor or subcontractor, it would lose approximately 29% of its sales of advanced technology products. In 1997 and 1996 sales of advanced technology products to each of the AlliedSignal Corporation and United Technologies, through several of their respective subsidiaries and/or divisions, exceeded 10% of Registrant's total sales. No other single customer represented more than 10% of the Company's sales in any of these years.

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

Business Segments
-----------------
       Business segment information is presented in Note 11 of the accompanying consolidated financial statements.

Patents
-------
       In the view of management, the Registrant's competitive position is not dependent on patent protection. The Registrant has rights under a number of patents.

Research Activities
-------------------
       The amount spent by the Registrant in research and development activities during its 1997 and 1996 fiscal years was not significant.

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

Employees
---------
       The Registrant at February 28, 1998 had approximately 254 employees of which approximately 243 are full time. In excess of 86% of its employees are engaged in design, production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

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
                              Approx.             product                 type of             floor area
  Location                    acreage          manufactured             construction          (sq. feet)
  ------------------------------------------------------------------------------------------------------
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

                                     PART II
                                     -------



Item 5.         Market for Common Equity and Related Stockholder Matters
-------         --------------------------------------------------------

        (a)     Price range of common stock
                ---------------------------

                The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 1997 and 1996.

                                                                                High             Low
                                                                                ----             ---

                  1997
                          Fourth Quarter                                   $      13-3/8       $     7-7/8
                          Third Quarter                                            9-3/8                 6
                          Second Quarter                                               6             4-1/8
                          First Quarter                                           6-7/16             5-1/4

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


       (b)      Approximate number of holders of common stock
                ---------------------------------------------

                           Title                                                 Approximate number of
                            of                                                   record holders (as of
                           class                                                  December 31, 1997)
                           -----                                                  ------------------

                Common Stock, $.20 par value                                              723

       (c)      Dividends on common stock
                -------------------------

                No cash dividends were paid in 1997 or 1996.

Item 6.         Management's Discussion and Analysis or Plan of Operation
-------         ---------------------------------------------------------

Summary
-------
       The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                 PERIOD to
                                           RELATIONSHIP to         PERIOD
                                           net sales year         increase
                                                ended            (decrease)
                                            DECEMBER 31,         year ended
                                          1997         1996        1997-96
                                         ------       ------       ------

Net sales:
   Advanced technology products            60.0%        52.5%        16.3%
   Consumer products                       40.0         47.5        -14.1
                                         ------       ------       ------

                                          100.0        100.0          1.9
Cost of goods sold                         68.0         69.2          0.0
                                         ------       ------       ------
Gross profit                               32.0         30.8          6.0
                                         ------       ------       ------
Selling, general and administrative        19.3         19.3          2.0
Interest                                    2.1          2.1          0.6
Depreciation                                4.2          4.1          5.8
Gain on sale of assets                        -         -7.2            -
Charges related to sale of assets             -          3.1            -
                                         ------       ------       ------
                                           25.6         21.4          8.4
                                         ------       ------       ------
Income before income taxes                  6.4          9.4        -30.9
Income tax provision                        2.5          3.8        -33.4
                                         ------       ------       ------
Net income                                  3.9%         5.6%      -29.2%
                                         ======       ======       ======

Management Discussion
---------------------

       During the year ended December 31, 1997 and for the comparable period ended December 31, 1996, approximately 20% and 22% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such volatile uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

See also Note 11 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 1997 as Compared to 1996
-----------------------------------------------------

       The Company's consolidated results of operations for the year ended December 31, 1997 showed an approximate 2% increase in net sales with an increase in operating income as a percentage of net sales from approximately 11.5% to 12.7% when compared to the same period in 1996. The increase in sales is attributable to a 16% increase in sales at the Advanced Technology Group as the result of past and current engineering, marketing and other support efforts and new programs and applications, offset by a 14% decrease in sales at the Consumer Products Group due to a decrease in customer demand and the phasing out of low margin product lines.

       The respective amounts of the funded and unfunded sales backlog at December 31, 1997 and 1996 for the Advanced Technology Group were approximately $59,192,000 and $46,462,000, a year to year increase of 27%, of which $51,235,000 and $38,075,000 was unfunded in the respective comparable periods. Approximately $38,000,000 of the December 31, 1997 backlog is for product deliveries beyond 2000. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

       Income before income taxes increased $188,000 or 23% to $1,010,000 for the year ended December 31, 1997 from $822,000 for the year ended December 31, 1996 when comparing net income before income taxes and the net gain on sale of assets. The net gain on the sale of assets of $639,000 was recognized in the year ended December 31, 1996 and no similar gain occurred in 1997.

       Selling, general and administrative costs increased by approximately 2% for the year ended December 31, 1997 when compared to the same period 1996. This is primarily attributable to the increase in net sales. Interest expense remained relatively consistent for the same comparable periods while depreciation expense increased due to an increase in capital expenditures.

       Income taxes for the year ended December 31, 1997, as a percentage of income before taxes, decreased when compared to the same period in 1996 due to variable state income tax rates.

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

Liquidity and Capital Resources
-------------------------------

        Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at December 31, 1997 include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead time. Also included in inventory are $295,000 capitalized costs associated with the introduction of new product lines. See also Note 2 to the Consolidated Financial Statements for information concerning engineering and other support costs.

       During the year ended December 31, 1997, the Company expended $685,000 on capital expenditures. During the year ended December 31, 1996, the Company expended $422,000. The Company also has a $1,000,000 line of credit at December 31, 1997 on which $200,000 is outstanding at December 31, 1997.

       There are no material commitments for capital expenditures at December 31, 1997.

        In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 256,045 shares have been purchased.

Year 2000 Initiatives
---------------------

       The Company is currently working to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's computer systems. The Year 2000 problem relates to the ability of computer systems to be able to distinguish date data between the twentieth and twenty-first centuries.
       The Company does not currently expect that these "Year 2000" issues will have a material adverse impact on the Company's financial position, results or cash flows in the future.
       The Company is also taking steps to assess the Year 2000 status of its significant product and service suppliers.

Item 7.        Financial Statements
-------        --------------------

       The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.        Changes in and Disagreements with Accountants on Accounting and
-------        ---------------------------------------------------------------
               Financial Disclosure
               --------------------
       None.

                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
-------       -------------------------------------------------------------
              Compliance with Section 16(a) of the Exchange Act
              -------------------------------------------------

       Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1997 fiscal year or such information will be included by amendment.

Item 10.       Executive Compensation
--------       ----------------------

       Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1997 fiscal year or such information will be included by amendment.

Item 11.       Security Ownership of Certain Beneficial Owners and Management
--------       --------------------------------------------------------------

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1997 fiscal year or such information will be included by amendment.

Item 12.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1997 fiscal year or such information will be included by amendment.

Item 13.       Exhibits and Reports on Form 8-K
--------       --------------------------------

               (a)     Exhibits
                       --------

                       Exhibit
                       number                  Presentation                          Reference
                       ------                  ------------                          ---------

                        3(A)(1)          Certificate of Incorporation           Exhibit 3(A)(1) to 1996
                                                                                   Form 10-KSB*

                        3(A)(2)          Amendments to Certificate              Exhibit 3(A)(2) to 1996
                                            of Incorporation dated                 Form 10-KSB*
                                            August 27, 1984

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

                       4(C)              Shareholder Rights Plan                Attachment B to Form
                                            dated as of August 13,                 8-K filed August 17,
                                            1992                                   1992*
                       --------------------------------------------------------------------------------

                          *Incorporated herein by reference (File No. 1-7109)
                         **Indicates management contract or compensatory plan or arrangement

                       Exhibit
                       number                  Presentation                          Reference
                       ------                  ------------                          ---------

                       10(A)(1)          Employment contract**                  Exhibit 10(A) to 1986
                                                                                   Form 10-K*

                       10(A)(2)          Amendment to employment                Exhibit 10(A)(2) to 1996
                                            contract**                             Form 10-KSB*

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

                       10(D)(12)         Sublease Agreement dated as            Exhibit 10(D)(12) to
                                            of December 1, 1994 between            1994 10-KSB*
                                            TSV, Inc. and the Registrant


                       21                Subsidiaries of the                    Exhibit 22 to 1992
                                            Registrant                             Form 10-KSB*
                  The Registrant hereby agrees that it will furnish to the
                  Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.

                  (b)      Reports on Form 8-K
                           -------------------

                           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                           ---------------------------------------------------------------------

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

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                                      Page
                                                                                      ----

Report of independent accountants                                                     F2

Consolidated balance sheet at December 31, 1997                                       F3

Consolidated statement of income for the years ended
   December 31, 1997 and 1996                                                         F4

Consolidated statement of cash flows for the
   years ended December 31, 1997 and 1996                                             F5

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











                                       F1

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index on page F1 present fairly, in all material respects, the financial position of Servotronics, Inc. and its subsidiaries at December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Buffalo, New York
March 24, 1998




                                       F2

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1997
                     ($000's omitted except per share data)


Assets

Current assets:
  Cash                                                            $ 1,185
  Accounts receivable                                               2,202
  Inventories                                                       8,028
  Prepaid income taxes                                                 38
  Deferred tax asset                                                  640
  Other                                                             1,386
                                                                  -------
      Total current assets                                         13,479

Property, plant and equipment, net                                  7,371

Other assets                                                          440
                                                                  -------
                                                                  $21,290
                                                                  =======

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt                               $   246
  Demand loan                                                         200
  Accounts payable                                                  1,030
  Accrued employee compensation and benefit costs                     809
  Other accrued liabilities                                           259
                                                                  -------
   Total current liabilities                                        2,544
                                                                  -------
Long-term debt                                                      6,398

Non-current deferred tax liability                                    534

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                         523
  Capital in excess of par value                                   13,269
  Retained earnings                                                 2,104
                                                                  -------
                                                                   15,896

  Employee stock ownership trust commitment                        (2,842)
  Treasury stock, at cost, 259,028 shares                          (1,240)
                                                                  -------
      Total shareholders' equity                                   11,814
                                                                  -------
                                                                  $21,290
                                                                  =======




                 See notes to consolidated financial statements
                                       F3

                      SERVOTRONICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                     ($000's omitted except per share data)



                                                             Year Ended
                                                            December 31,
                                                        1997             1996
                                                        ----             ----
Net sales                                            $ 15,892         $ 15,600

Costs and expenses:
  Cost of goods sold                                   10,800           10,796
  Selling, general and administrative                   3,071            3,010
  Interest                                                337              335
  Depreciation and amortization                           674              637
  Gain on sale of assets                                   -            (1,116)
  Charges related to sale of assets                        -               477
                                                     --------         --------
                                                       14,882           14,139
                                                     --------         --------

Income before income taxes                              1,010            1,461

Income tax provision                                      391              587
                                                     --------         --------
Net income                                           $    619         $    874
                                                     ========         ========

Net income per share - Basic                         $   0.37         $   0.52
                                                     ========         ========
Net income per share - Diluted                       $   0.36         $   0.52
                                                     ========         ========





                 See notes to consolidated financial statements
                                       F4

                      SERVOTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)



                                                                          Year Ended
                                                                         December 31,
                                                                     1997            1996
                                                                     ----            ----
Cash flows related to operating activities:
  Net Income                                                      $   619         $   874
  Adjustments to reconcile net income to net
     cash provided by operating activities -
      Depreciation and amortization                                   674             637
      Deferred taxes                                                  (85)           (155)
      Gain on sale of assets (exclusive of related charges)             -          (1,116)
      Change in assets and liabilities -
         Accounts receivable                                          512            (219)
         Inventories                                                 (821)           (539)
         Prepaid income taxes                                         (38)            261
         Other current assets                                        (257)           (179)
         Other assets                                                  15              15
         Accounts payable                                              39              93
         Accrued employee compensation and benefit costs              (65)            187
         Other accrued liabilities                                     39              12
         Accrued income tax                                          (200)            200
         Employee stock ownership trust payment                       101             101
                                                                  -------         -------
  Net cash provided by operating activities                           533             172
                                                                  -------         -------

Cash flows related to investing activities:
  Sale of assets                                                        -           1,255
  Capital expenditures - property, plant and
   equipment                                                         (685)           (422)
                                                                  -------         -------
  Net cash (used in) provided by investing activities                (685)            833
                                                                  -------         -------

Cash flows related to financing activities:
  Increase in demand loan                                             500             100
  Payments on demand loan                                            (300)           (100)
  Principal payments on long-term debt                               (252)           (228)
                                                                  -------         -------
  Net cash used in financing activities                               (52)           (228)
                                                                  -------         -------
Net (decrease) increase in cash                                      (204)            777

Cash at beginning of period                                         1,389             612
                                                                  -------         -------
Cash at end of period                                             $ 1,185         $ 1,389
                                                                  =======         =======

Supplemental disclosures:
   Income taxes paid                                              $   697         $   294
   Interest paid                                                  $   334         $   339



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

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.     Summary of significant accounting policies
       ------------------------------------------

       The principal accounting policies of Servotronics, Inc. (the Company) and subsidiaries are as follows:

       Principles of consolidation
       ---------------------------
       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

       Revenue recognition
       -------------------
       The Company incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion. Revenues on the remaining contracts are recognized when the terms of purchase orders are met.

       Included in other current assets is $636,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

       Inventories
       -----------
       Inventories are stated generally at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

       Property, plant and equipment
       -----------------------------
       Property, plant and equipment is carried at cost; expenditures for new facilities and equipment and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are charged directly to cost or expenses as incurred. Upon retirement or disposal of properties, the related cost and accumulated

                                       F6
       depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

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

       Use of estimates
       ----------------
       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates employed by management include those used in revenue



                                       F7
       recognition, amortization of engineering and other support costs included in inventory (See Note 2 to the Consolidated Financial Statements).


 2.    Inventories
       -----------


                                                                                    December 31, 1997
                                                                                    -----------------
                                                                                    ($000's omitted)

         Raw materials and common parts                                                 $    1,168

         Work-in-process (including engineering
             and other support costs of $3,000,000)                                          6,666

         Finished goods                                                                        430
                                                                                        ----------

                                                                                             8,264
         Less common parts expected to be used
             after one year                                                                   (236)
                                                                                        ----------

                                                                                        $    8,028
                                                                                        ==========

       Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will therefore not be realized within one year.

       The Company's Consumer Products Group (CPG) defers the costs associated with the introduction of new product lines and amortizes that balance over three years. As of December 31, 1997, $295,000 of product introduction costs were capitalized in inventory of which $250,000 were incurred in 1997.

       During 1997, the Accounting Standards Executive Committee (AsSEC) of the AICPA released a Statement of Position on Reporting on the Costs of Start-Up Activities (the SoP) which is effective for fiscal years beginning after December 15, 1998. The SoP would require that these costs associated with the introduction of a new product line be expensed in the period incurred. As a result, the Company will be required to write-off the unamortized balances relating to start-up activities on January 1, 1999, which is estimated to be approximately $151,000. The Company will adopt the provisions of the SoP when required.



                                       F8

 3.    Property, plant and equipment
       -----------------------------


                                                                        December 31, 1997
                                                                        -----------------
                                                                        ($000's omitted)

         Land                                                            $       11
         Buildings and improvements                                           6,129
         Machinery, equipment and tooling                                     8,015
                                                                         ----------
                                                                             14,155
         Less accumulated depreciation                                       (6,784)
                                                                         ----------


                                                                         $    7,371
                                                                         ==========

 4.    Long-term debt
       --------------


                                                                            December 31, 1997
                                                                            -----------------
                                                                            ($000's omitted)

         Industrial Development Revenue Bonds; secured by a letter
              of credit from a bank with interest payable monthly
              at a floating rate (4.40% at December 31, 1997
              convertible to a fixed rate at the option of the
              Company)                                                          $ 5,000

         Unsecured term note; payable to a bank with interest at
              prime plus 1/4% (8.75% at December 31, 1997);
              quarterly principal payments of $34,439 through
              November 1, 2000                                                      379

         Various other secured term notes payable to government agencies          1,265
                                                                                -------
                                                                                  6,644

           Less current portion                                                    (246)
                                                                                -------
                                                                                $ 6,398
                                                                                =======

       Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's new headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commence December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The letter of credit is for the full amount of the Industrial Development Revenue Bonds. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing



                                F9
       agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

       The letter of credit reimbursement agreement, the unsecured term note agreement and the secured term notes contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings.

       Principal maturities of long-term debt are as follows: 1999 - $249,000; 2000 - $404,000; 2001 - $250,000; 2002 - $405,000, 2003 and thereafter
       $5,090,000.

       The Company also has a $1,000,000 line of credit on which there was $200,000 outstanding at December 31, 1997.

 5.    Employee benefit plans
       ----------------------

       Employee stock ownership plan (ESOP)
       ------------------------------------

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon salary levels and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 293,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 1997 and 1996, approximately 629,000 and 662,000 shares, respectively, purchased by the ESOP remain unallocated.



                                      F10

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 1997 and 1996. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

       Defined benefit plan
       --------------------
       A Consumer Products division subsidiary of the Company maintains a non-contributory defined benefit pension plan covering substantially all its employees. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $29,000 and $31,000 was recognized in 1997 and 1996, respectively, calculated using a weighted-average discount rate and weighted-average expected rate of return on plan assets of 8%. The projected benefit obligation under the plan at December 31, 1997 was $107,000, net of $125,000 of plan assets at fair value.

       Deferred compensation plan
       --------------------------
       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 1997, no amount was accrued under this program. In 1996, $165,000 was accrued under this program. No amounts under this plan have been paid since its inception. Accrued in the December 31, 1997 consolidated balance sheet is $420,000.



                                      F11

  6.   Income taxes
       ------------

       The provision for income taxes included in the consolidated statement of income consists of the following:

                                                                   1997       1996
                                                                   ----       ----
                                                                  ($000's omitted)

          Current:
            Federal income tax                                     $ 387     $ 611
            State income tax                                          89       131
                                                                   -----     -----
                                                                     476       742
          Deferred:                                                -----     -----

            Federal income tax (benefit)                             (72)     (131)
            State income tax (benefit)                               (13)      (24)
                                                                   -----     -----

                                                                     (85)     (155)
                                                                   -----     -----

                                                                   $ 391     $ 587
                                                                   =====     =====


       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision and the federal statutory income tax rate is as follows:


                                                                    1997     1996
                                                                    ----     ----

          Statutory rate                                              34%      34%
          Increase resulting from:
            State tax (net of federal benefit)                         5%       5%

            Other                                                      -        1%
                                                                     ----     ----

                                                                      39%      40%
                                                                     ====     ====



                                      F12

       At December 31, 1997, the deferred tax assets (liabilities) were comprised of the following:

                                                                ($000's omitted)

          Inventory                                                   $ 289
          Accrued pension                                               159
          Accrued vacation                                              111
          State taxes                                                    25
          Other                                                          56
                                                                      -----
          Gross deferred tax assets                                     640


          Property, plant and equipment                                (484)
          State taxes                                                   (31)
          Other                                                         (19)
                                                                      -----
          Gross deferred tax liabilities                               (534)
                                                                      -----

          Net deferred tax asset                                      $ 106
                                                                      =====

 7.    Common shareholders' equity
       ---------------------------

                                            COMMON STOCK
                                            ------------
                                 NUMBER                  CAPITAL IN
                                OF SHARES                 EXCESS OF       RETAINED                     TREASURY
                                 ISSUED       AMOUNT      PAR VALUE       EARNINGS          ESOP         STOCK
                                 -------------------------------------------------------------------------------
                                                      ($000's omitted)

Balance December
    31, 1995                     2,440,408   $     448     $  12,495     $   1,422       ($  3,044)   ($  1,240)

Compensation expense                     -           -             -             -             101            -
Stock dividend paid                174,098          35           774          (811)              -            -
Net income                               -           -             -           874               -            -
                                 ---------   ---------     ---------     ---------       ---------    ---------

Balance December
    31, 1996                     2,614,506   $     523     $  13,269     $   1,485       ($  2,943)   ($  1,240)

Compensation expense                     -           -             -             -             101            -
Net income                               -           -             -           619               -            -
                                 ---------   ---------     ---------     ---------       ---------    ---------

Balance December
    31, 1997                     2,614,506       $ 523     $  13,269     $   2,104       ($  2,842)    ($ 1,240)
                                 =========       =====     =========     =========       =========     ========


       Earnings per share
       ------------------
       All earnings per share amounts reflect the implementation of the Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128). SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share


                                      F13
       is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

          ($000's omitted, except share data)                 1997           1996
          ---------------------------------------           ------         ------

          Net earnings                                      $  619         $  874

          Weighted average common
             shares outstanding (basic)                      1,696          1,666

          Incremental shares from
             assumed conversions of stock options               32             22

          Weighted average common
             shares outstanding (diluted)                    1,728          1,688

          Earnings per share:
             Basic                                          $ 0.37         $ 0.52
             Diluted                                        $ 0.36         $ 0.52

       Stock options
       -------------
       Under the Servotronics, Inc. 1989 Employees Stock Option Plan (the Option
       Plan) and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to its Chairman, directors and/or officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan and the separate option agreements. Accordingly, no compensation expense has been recognized as stock options granted have an exercise price equal to the market price on the date of grant. The Company did not grant options under the Option Plan or through separate agreements in either 1997 or 1996. At December 31, 1997, 33,200 shares of common stock were available under the Option Plan. Options granted under the Option Plan have durations of ten years.

       At December 31, 1997, the number of shares subject to and the exercise price of options granted to its Chairman, directors and/or officers are 37,778 at approximately $2.63 per share, 12,593 at approximately $2.56 per share, 25,186 at approximately $2.07 per share and 17,172 at approximately $5.95 per share. At December 31, 1997, all of the 92,729 shares granted under the Option Plan and through the separate agreements are exercisable and have a weighted average remaining contractual life of 3 years.

       Subsequent to December 31, 1997 the Company granted approximately 93,000 nonqualified stock options to certain directors and officers of the Company with an exercise price equal to the market price of the common stock at the date of grant.


                                      F14

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

8.     Commitments
       -----------
       The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 1997 and 1996 and future minimum payments under such leases are not significant.

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

                                      F15

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



                                      F16

                                                                Advanced
          Year ended                                           Technology        Consumer
       December 31, 1997                                        Products         Products         Consolidated
       -----------------                                        --------         --------         ------------
                                                                             ($000's omitted)

         Sales to unaffiliated customers                     $      9,533       $     6,359       $     15,892
                                                             ============       ===========       ============

         Operating profit                                    $      2,049       $      (277)      $      1,772
                                                             ============       ============

         Interest expense                                                                                 (337)

         General corporate expense                                                                        (425)
                                                                                                  ------------

         Income before income taxes                                                               $      1,010
                                                                                                  ============

         Identifiable assets                                 $     15,097       $     5,636       $     20,733
                                                             ============       ===========       ============

         Depreciation expense                                $        369       $       305       $        674
                                                             ============       ===========       ============

         Capital expenditures                                $        456       $       229       $        685
                                                             ============       ===========       ============

                                                                Advanced
          Year ended                                           Technology        Consumer
       December 31, 1996                                        Products         Products         Consolidated
       -----------------                                        --------         --------         ------------
                                                                             ($000's omitted)
         Sales to unaffiliated customers                     $      8,197       $     7,403       $     15,600
                                                             ============       ===========       ============

         Operating profit                                    $      2,703       $      (493)      $      2,210  *
                                                             ============       ===========

         Interest expense                                                                                 (335)

         General corporate expense                                                                        (414)
                                                                                                  -----------

         Income before income taxes                                                               $      1,461
                                                                                                  ============

         Identifiable assets                                 $     14,339       $     5,862       $     20,201
                                                             ============       ===========       ============

         Depreciation expense                                $        336       $       301       $        637
                                                             ============       ===========       ============

         Capital expenditures                                $        193       $       229       $        422
                                                             ============       ===========       ============

         *   Includes $639,000 as a net gain from sale of former headquarters. - See Note 10.



                                      F17

         The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology segment accounted for revenues of approximately $2,784,000 in 1997 and $2,795,000 in 1996. Similar contracts by the Consumer Products segment accounted for revenues of approximately $327,000 in 1997 and $646,000 in 1996. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 19% and 15% of total sales in 1997 and 1996, respectively. Another customer amounted to approximately 18% of total sales in 1997 and 13% of total 1996 sales respectively. No other single customer represented more than 10% of the Company's sales in any of these years.




                                      F18

                                   SIGNATURES
                                   ----------


       In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 24, 1998                      By      /s/ Nicholas D. Trbovich, President
                                            -----------------------------------
                                            Nicholas D. Trbovich
                                            President, Chief Executive Officer
                                            and Chairman of the Board


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Nicholas D. Trbovich                     President, Chief Executive                 March 24, 1998
------------------------                     Officer, Chairman of the
Nicholas D. Trbovich                         Board and Director




/s/ Lee D. Burns                             Treasurer and Secretary                    March 24, 1998
----------------                             (Chief Financial Officer)
Lee D. Burns



/s/ Donald W. Hedges                         Director                                   March 24, 1998
--------------------
Donald W. Hedges



/s/ William H. Duerig                        Director                                   March 24, 1998
---------------------
William H. Duerig



/s/ Nicholas D. Trbovich Jr.                 Director                                   March 24, 1998
----------------------------
Nicholas D. Trbovich Jr.
