Form 10KSB/A
period 1997-12-31
SERVOTRONICS INC /DE/
filed 1998-04-29
CIK 89140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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


                                 AMENDMENT NO. 1

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1997 as set forth in the pages attached hereto:


                                    PART III
                                    --------

                  Item 9.           Directors and Executive Officers of the
                                    ---------------------------------------
                                    Registrant.
                                    ----------

                  Item 10.          Executive Compensation.
                                    ----------------------

                  Item 11.          Security Ownership of Certain Beneficial
                                    ----------------------------------------
                                    Owners and Management.
                                    ---------------------

                  Item 12.          Certain Relationships and Related
                                    ---------------------------------
                                    Transactions.
                                    ------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SERVOTRONICS, INC.

Dated:  April 29, 1998


                                            By   /s/ Lee D. Burns
                                               ---------------------------------
                                                      Lee D. Burns
                                                 Treasurer and Secretary

                               SERVOTRONICS, INC.

                                 AMENDMENT NO. 1

                                       TO

                           FORM 10-KSB FOR YEAR ENDED
                                DECEMBER 31, 1997


Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  (a) DIRECTORS. The table below sets forth certain information regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 1997 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                                       Position with the Company
                                                       and Principal Occupation
                                                       and Business Experience
Name                                  Age              for Past Five Years
----                                  ---              -------------------

Dr. William H. Duerig                 76               Director of the Company
                                                       since 1990; Physicist and
                                                       Senior Program Manager
                                                       for Kearfott Guidance &
                                                       Navigation Corporation
                                                       for more than five years
                                                       prior to retirement in
                                                       1993.

Donald W. Hedges                      76               Director of the Company
                                                       since 1967; self-employed
                                                       attorney since 1988.

Nicholas D. Trbovich, Jr.             37               Director of the Company
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

                                                       Position with the Company
                                                       and Principal Occupation
                                                       and Business Experience
Name                                 Age               for Past Five Years
----                                 ---               -------------------


Dr. Nicholas D. Trbovich             62                Chairman of the Board of
                                                       Directors, President and
                                                       Chief Executive Officer
                                                       of the Company since
                                                       1959.


                  (b) EXECUTIVE OFFICERS. The following is a listing of the Company's executive officers:

                                                       Position with the Company
                                                       and Principal Occupation
                                                       and Business Experience
Name                                 Age               for Past Five Years
----                                 ---               -------------------

Dr. Nicholas D. Trbovich             62                See table under
                                                       "Directors."

Nicholas D. Trbovich, Jr.            37                See table under
                                                       "Directors."

Raymond C. Zielinski                 53                Vice President since
                                                       1990; Director of
                                                       Manufacturing of the
                                                       Company from 1983 to
                                                       1990.

Lee D. Burns                         56                Treasurer and Secretary
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


                                                                ANNUAL COMPENSATION
                                            ------------------------------------------------------------

                                                                                                Other
                                                                                                Annual              All Other
Name and                                                                                        Compen-             Compen-
Principal Position                          Year          Salary              Bonus             sation(1)           sation(2)
------------------                          ----          ------              -----             ---------           ---------


Dr. Nicholas D. Trbovich                    1997          $290,529            $45,000           $28,027             $ 34,380
  Chairman, President and                   1996           258,872             20,000            26,458               17,612
  CEO                                       1995           257,368             20,000            27,118               13,204




----------

(1)  Includes $26,145, $24,660 and $24,661 in 1997, 1996 and 1995, respectively, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company over several years and prior to the year payment was received.

(2) All Other Compensation for 1997 includes (i) an allocation of 1,950.426 shares of Common Stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 1997 (the date of the allocation) at the closing price on the American Stock Exchange on that date of



         $11-1/4 per share; and (ii) $3,861 for life insurance, but excludes
         (iii) based on actuarially determined formulas designed to achieve, among other things, benefit parity, $165,000 which the Company accrued in 1996, but did not pay, for a pension-related deferred compensation program for the benefit of Dr. Trbovich.

                  The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. Discretionary payments authorized for 1998 will be included in the compensation table for 1998 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

                  EMPLOYMENT AGREEMENT. Dr. Trbovich has an employment agreement with the Company pursuant to which he is entitled to receive minimum direct compensation of $285,000 per annum or such greater amount as the Company's Board of Directors may determine. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of
2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2003), as such date may be extended, Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.

FISCAL YEAR-END OPTION VALUES

                  The following table summarizes information with respect to unexercised stock options held by Dr. Trbovich at December 31, 1997, all of which are presently exercisable.


                  Number of Shares                      Value of Unexercised
                  Underlying Unexercised                In-the-Money Options
                  Options at 12/31/97                   at 12/31/97(1)
                  -------------------                   --------------

                           37,778                       $250,072


----------
(1) Determined by subtracting the exercise price (approximately $2.63 per share) from the closing price for shares of Common Stock of the Company reported by the American Stock Exchange on December 31, 1997, which was $9 1/4 per share.


Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  (a) Security Ownership of Certain Beneficial Owners. The following table lists the persons that owned beneficially, as of April 6, 1998, more than 5% of the outstanding shares of Common Stock of the Company ("Shares"), based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person.


Name and Address of                       Amount and Nature of        Percent of
Beneficial Owner                          Beneficial Ownership        Class(1)

Servotronics, Inc. Employee
  Stock Ownership Trust(2)                906,905(2)                  38.5%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Dr. Nicholas D. Trbovich                  299,143(3)                  12.5%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Harvey Houtkin(4)                         268,500(4)                  11.4%
78 Lafayette Avenue
Suffern, New York   10901

--------------------

(1) Percent of class is based upon 2,355,478 Shares outstanding as of April 6, 1998 plus, in the case of Dr. Trbovich, the Shares subject to his stock option.

(2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated Shares. The participants in the related plan have the right to direct the voting of Shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's Shares. As of April 6, 1998, approximately 279,779 Shares have been allocated to the accounts of participants and approximately 627,126 Shares (26.6% of the Shares outstanding) remain unallocated.

(3) This amount includes (i) 40,376 Shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 37,778 Shares; (iii) approximately 33,198 Shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and
     (iv) approximately 3,923 Shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the Shares beneficially owned by certain of Dr. Trbovich's other relatives.

(4) Based on a statement on Schedule 13D, as last amended on July 17, 1997, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 203,144 Shares and shared voting and investment power with respect to 65,356 Shares owned by Wanshef, Inc., which is controlled by Mr. Houtkin.

                  (b) Security Ownership of Management. The following table sets forth, as of April 6, 1998, information as to the beneficial ownership of Shares of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person, except as otherwise indicated):


     Name of                         Amount and Nature of         Percent of
Beneficial Owner                     Beneficial Ownership         Class(1)
----------------                     --------------------         --------

Dr. Nicholas D. Trbovich             299,143(2)                   12.5%

Nicholas D. Trbovich, Jr.             32,151(3)                    1.4

Donald W. Hedges                      13,906(4)                    0.6

Dr. William H. Duerig                 12,593(5)                    0.5

All directors and
executive officers
as a group                       996,375.526(6)(7)                41.5


----------
(1) Percent of class is based upon 2,355,478 Shares outstanding as of April 6, 1998 plus the number of Shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 18,387 Shares which Mr. Trbovich has the right to acquire under stock options and approximately 13,763 Shares allocated to Mr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not

     include Shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 12,593 Shares which Mr. Hedges has the right to acquire under a stock option. Mr. Hedges has sole voting and investment power with respect to 838 Shares and shared voting and investment power with respect to 475 Shares.

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

(7)  See notes (2) through (5) above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1997, certain of Dr. Trbovich's sons were employed by the Company and received, in the aggregate, $137,365 in compensation from the Company.

         Dr. Trbovich is the owner of certain patents and co-owner with the Company of certain other patents which have been used by the Company on a royalty-free and exclusive basis with Dr. Trbovich's consent.