Form 10QSB
period 1998-03-31
SERVOTRONICS INC /DE/
filed 1998-05-12
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ACT OF 1934
  For the quarterly period ended March 31, 1998

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the transition period from ____________________ to ____________________

  Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       16-0837866
   -----------------------------                      ----------------------
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

                                Yes    X  ;  No
                                     -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at April 30, 1998
----------------------------------             -----------------------------
  Common Stock, $.20 par value                          2,355,478
                                               (See Note 5 to Consolidated
                                               Financial Statements)

   Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No    X
            -----         -----

                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION                                                 Page No.
                                                                                              --------
      Item 1.   Financial Statements
                a)  Consolidated Balance Sheet, March 31, 1998                                   3

                b)  Consolidated Statement of Income, Three Months Ended
                    March 31, 1998 and 1997                                                      4

                c)  Consolidated Statement of Cash Flows for the Three Months Ended
                    March 31, 1998 and 1997                                                      5

                d)  Notes to Consolidated Financial Statements                                   6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                        8

                Signatures                                                                      11

      Item 6(a). Exhibits

                27  Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $        963
  Accounts receivable                                                                                    2,334
  Inventories                                                                                            8,103
  Prepaid income taxes                                                                                     143
  Deferred tax asset                                                                                       640
  Other                                                                                                  1,654
                                                                                                  ------------

     Total current assets                                                                               13,837

Property, plant and equipment, net                                                                       7,400

Other assets                                                                                               436
                                                                                                  ------------

                                                                                                  $     21,673
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        248
  Demand loan                                                                                              200
  Accounts payable                                                                                       1,112
  Accrued employee compensation and benefit costs                                                          989
  Other accrued liabilities                                                                                323
                                                                                                  ------------

     Total current liabilities                                                                           2,872
                                                                                                  ------------

Long-term debt                                                                                           6,340

Non-current deferred tax liability                                                                         534

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,269
  Retained earnings                                                                                      2,217
                                                                                                  ------------

                                                                                                        16,009

  Employee stock ownership trust commitment                                                             (2,842)
  Treasury stock, at cost 259,028 shares                                                                (1,240)
                                                                                                  ------------

     Total shareholders' equity                                                                         11,927
                                                                                                  ------------

                                                                                                  $     21,673
                                                                                                  ============


                 See Notes to Consolidated Financial Statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            1998             1997
                                                                                            ----             ----

Net sales                                                                              $   4,438         $    3,473

Costs and expenses:
   Cost of goods sold                                                                      3,201              2,402
   Selling, general and administrative                                                       806                721
   Interest                                                                                   79                 79
   Depreciation and amortization                                                             158                158
                                                                                       ---------         ----------

                                                                                           4,244              3,360
                                                                                       ---------         ----------

Income before income taxes                                                                   194                113

Income tax provision                                                                          81                 38
                                                                                       ---------         ----------

Net income                                                                             $     113         $       75
                                                                                       =========         ==========


Net income per share - Basic                                                           $    0.07         $     0.04
                                                                                       =========         ==========

Net income per share - Diluted                                                         $    0.06         $     0.04
                                                                                       =========         ==========


                 See Notes to Consolidated Financial Statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        1998            1997
                                                                                        ----            ----

Cash flows related to operating activities:
   Net income                                                                         $     113      $      75
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                            158            158
Change in assets and liabilities -
        Accounts receivable                                                                (132)           670
        Inventories                                                                         (75)          (614)
        Prepaid income taxes                                                               (105)          (102)
        Other current assets                                                               (268)            57
        Other assets                                                                          4              4
        Accounts payable                                                                     82            300
        Accrued employee compensation & benefit costs                                       180             36
        Other accrued liabilities                                                            64            (58)
        Accrued income taxes                                                                  0           (200)
                                                                                      ---------      ----------

Net cash provided by operating activities                                                    21            326
                                                                                      ---------      ---------

Cash flows related to investing activities:
Capital expenditures - property, plant &
     equipment                                                                             (187)          (395)
                                                                                      ----------     ----------

Net cash used in investing activities                                                      (187)          (395)
                                                                                      ----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                                                  150              0
   Payments on demand loan                                                                 (150)             0
   Principal payments on long-term debt                                                     (56)           (59)
                                                                                      ----------     ----------

Net cash used in financing activities                                                       (56)           (59)
                                                                                      ----------     ----------

Net decrease in cash                                                                       (222)          (128)

Cash at beginning of period                                                               1,185          1,389
                                                                                      ---------      ---------

Cash at end of period                                                                 $     963      $   1,261
                                                                                      =========      =========



                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ($000's omitted in tables except for share data)


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

         Included in other current assets is $910,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                                                                March 31, 1998
         -----------                                                                                --------------
              Raw materials and common parts                                                         $    1,149
              Work-in-process (including engineering and other
                  support costs)                                                                          6,338
              Finished goods                                                                                852
                                                                                                     ----------

                                                                                                          8,339

              Less common parts expected to be used after one year                                         (236)
                                                                                                     ----------

                                                                                                     $    8,103
                                                                                                     ==========

         Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

         During 1997, the Accounting Standards Executive Committee (AsSEC) of the AICPA released a Statement of Position on Reporting on the Costs of Start-Up Activities which is effective for fiscal years beginning after December 15, 1998. The SoP requires that these one-time costs associated with the introduction of a new product line be expensed in the period incurred. No start-up costs have been capitalized during 1998. Servotronics will be required to write-off any unamortized balances relating to start-up activities on January 1, 1999 which is estimated to be approximately $151,000.

3.        Property, plant and equipment
          -----------------------------

                                                                                                    March 31, 1998
                                                                                                    --------------

              Land                                                                                   $       11
              Buildings                                                                                   6,129
              Machinery, equipment and tooling                                                            8,202
                                                                                                     ----------
                                                                                                         14,342

              Less accumulated depreciation                                                              (6,942)
                                                                                                     ----------

                                                                                                     $    7,400
                                                                                                     ==========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.       Long-term debt
         --------------

                                                                                                    March 31, 1998
                                                                                                    --------------

         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly at a floating rate
              (3.95% at March 31, 1998 convertible to
              a fixed rate at the option of the Company)                                             $   5,000
         Unsecured term note; payable to a bank with
              interest at prime plus 1/4% (8.75% at
              March 31, 1998); quarterly principal
              payments of $34,439 through November 1, 2000                                                 344
         Various other secured term notes payable to government agencies                                 1,244
                                                                                                     ---------

                                                                                                         6,588

              Less current portion                                                                        (248)
                                                                                                     ---------

                                                                                                     $   6,340
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

         The Company also has a $1,000,000 line of credit on which there was $200,000 outstanding at March 31, 1998.

5.       Common shareholders' equity
         ---------------------------

                                           Common stock
                                     ---------------------
                                       Number                     Capital in
                                      of shares                    excess of     Retained                  Treasury
                                       issued       Amount         par value     earnings      ESOP          stock
                                       ------       ------         ---------     --------      ----          -----
      Balance December
          31, 1997                     2,614,506   $    523      $    13,269    $  2,104     ($ 2,842)    ($   1,240)
         Net income                           --         --               --         113          --              --
                                       ---------   --------      -----------    --------     --------     ----------
       Balance March
          31, 1998                     2,614,506   $    523      $    13,269    $  2,217     ($ 2,842)    ($   1,240)
                                       =========   ========      ===========    ========     ========     ==========

Earnings per share
------------------

       All earnings per share amounts reflect the implementation of the Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                    Three months ended
                                                        March 31,
($000's omitted, except per                  1998                      1997
----------------------------                 ----                      ----
share data)
-----------
Net earnings                                 $113                       $75
Weighted average common shares
   outstanding (basic)                      1,727                     1,693
Incremental shares from assumed
   conversions of stock options                48                        27

Weighted average common
   shares outstanding (diluted)             1,775                     1,720

Earnings per share:
   Basic                                    $0.07                     $0.04
   Diluted                                  $0.06                     $0.04


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                                               Relationship to          Period to
                                                                                  net sales              period $
                                                                                quarter ended            increase
                                                                                   March 31,            (decrease)
                                                                              1998          1997          98-97
                                                                              ----          ----          -----
Net sales
  Advanced technology products                                              60.6%           53.2%         45.4%
  Consumer products                                                         39.4%           46.8%          7.7%
                                                                            -----           -----          ----

                                                                           100.0%          100.0%         27.8%

Cost of goods sold, exclusive of
   depreciation                                                             72.1%           69.2%         33.3%
                                                                            -----           -----         -----

Gross profit                                                                27.9%           30.8%         15.5%
                                                                            -----           -----         -----

Selling, general and administrative                                         18.2%           20.8%         11.8%
Interest                                                                     1.8%            2.3%          0.0%
Depreciation and amortization                                                3.6%            4.5%          0.0%
                                                                             ----            ----          ----

                                                                            23.6%           27.6%         11.8%
                                                                            -----           -----         -----

Income before provision for income taxes                                     4.3%            3.2%         71.7%

Income tax provision                                                         1.8%            1.1%        113.2%
                                                                             ----            ----        ------

Net income                                                                   2.5%            2.1%         50.7%
                                                                             ====            ====         =====

Management Discussion
---------------------

         For the first quarter of 1998 and 1997, approximately 20% and 21% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the three month period ended March 31, 1998 showed an approximate 28% increase in net sales and an increase in net income of approximately 50% when compared to the same three month period of 1997. The increase in sales is the result of increased shipments at both the Advanced Technology and Consumer Products operations.

         The Advanced Technology Group's total backlog (funded and unfunded) as of March 31, 1998 increased by approximately 25% from a year earlier. The March 31, 1998 total backlog is approximately $57,400,000 as compared to $45,900,000 of which $50,000,000 and $37,700,000 were unfunded in each of the respective comparative periods. Approximately $38,000,000 of the March 31, 1998 backlog is for product deliveries beyond 2000. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Operating profit as a percentage of net sales for the three month period ended March 31, 1998 increased to 4.3% from 3.2% for the same three month period of 1997. The fluctuations in operating profit as a percentage of net sales is a result of differences in product mix in combination with increased sales.

         Selling, general and administrative costs increased for the quarter ended March 31, 1998 when compared to the comparable periods of 1997 due to an increase in selling and professional costs.

         Income taxes for the quarter ended March 31, 1998 increased as a percentage of income before taxes when compared to the comparable periods of 1997 due to the effects of variable state income taxes.

Liquidity and Capital Resources
-------------------------------

         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at March 31, 1998, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

         During the three month period ended March 31, 1998, the Company expended $187,000 on capital expenditures. The Company also has a $1,000,000 line of credit at March 31, 1998 of which $200,000 is outstanding at March 31, 1998.

         There are no material commitments for capital expenditures at March 31, 1998.

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

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives approximately 20% of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations, the discontinuance of current defense programs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund and issue substantial follow-on orders to the Company for long-term programs, competitive products and pricing, difficulties in the development or commercialization of products, product demand and market acceptance, both for the Company's products and its customers' products which incorporate components supplied by the Company, enforceability of intellectual property rights, capacity and supply, the effects of foreign competition, and the Company's future accounting policies. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 1998




                                  SERVOTRONICS, INC.

                                  By:   /s/Lee D. Burns, Treasurer
                                        ---------------------------------------
                                         Lee D. Burns, Treasurer and
                                         Chief Financial Officer

                                  By:   /s/Raymond C. Zielinski, Vice President
                                        ---------------------------------------
                                         Raymond C. Zielinski, Vice President