Form 10QSB
period 1998-06-30
SERVOTRONICS INC /DE/
filed 1998-08-07
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

  __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  716-655-5990
                                  ------------
                        (Issuer's telephone number, IAC)

  Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes X  ;  No
                                                       ---      ---

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                  Outstanding at July 31, 1998
  ----------------------------                  ----------------------------
  Common Stock, $.20 par value                            2,368,071
                                           (See Note 5 to Consolidated Financial
                                           Statements)

   Transitional Small Business Disclosure Format (Check one):
       Yes   ;   No X
          ---      ---
                                      - 1 -

                                      INDEX

                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------

      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, June 30, 1998                                                         3

                b)  Consolidated Statement of Income for the Three and Six Months Ended
                    June 30, 1998 and 1997                                                                            4

                c)  Consolidated Statement of Cash Flows for the Six Months Ended
                    June 30, 1998 and 1997                                                                            5

                d)  Notes to Consolidated Financial Statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                             8

                PART II. OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders                                                  10

                Signatures                                                                                           12

      Item 6(a). Exhibits

           3(i)  Certificate of Amendment of the Company's Certificate of Incorporation
                 filed June 30, 1998

                27  Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1998

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $        702
  Accounts receivable                                                                                    3,034
  Inventories                                                                                            8,311
  Deferred tax asset                                                                                       639
  Other                                                                                                  1,464
                                                                                                  ------------

     Total current assets                                                                               14,150

Property, plant and equipment, net                                                                       7,332

Other assets                                                                                               432
                                                                                                  ------------

                                                                                                  $     21,914
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        248
  Accounts payable                                                                                       1,367
  Accrued employee compensation and benefit costs                                                          976
  Accrued income taxes                                                                                       8
  Other accrued liabilities                                                                                302
                                                                                                  ------------

     Total current liabilities                                                                           2,901
                                                                                                  ------------

Long-term debt                                                                                           6,285

Non-current deferred tax liability                                                                         534

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,269
  Retained earnings                                                                                      2,426
                                                                                                  ------------

                                                                                                        16,218

  Employee stock ownership trust commitment                                                             (2,842)
  Treasury stock, at cost 246,435 shares                                                                (1,182)
                                                                                                  ------------

Total shareholders' equity                                                                              12,194
                                                                                                  ------------

                                                                                                  $     21,914
                                                                                                  ============

                 See notes to consolidated financial statements
                                     - 3 -

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                           1998           1997              1998             1997
                                                           ----           ----              ----             ----

Net sales                                              $   4,492       $   4,228       $   8,930         $    7,701

Costs and expenses:
   Cost of goods sold                                      2,973           2,792           6,174              5,194
   Selling, general and administrative                       859             855           1,665              1,576
   Interest                                                   84              82             163                161
   Depreciation and amortization                             160             158             318                316
                                                       ---------       ---------       ---------         ----------

                                                           4,076           3,887           8,320              7,247
                                                       ---------       ---------       ---------         ----------

Income before income taxes                                   416             341             610                454

Income tax provision                                         175             130             256                168
                                                       ---------       ---------       ---------         ----------

Net income                                             $     241       $     211       $     354         $      286
                                                       =========       =========       =========         ==========


Net income per share - Basic                           $    0.14       $    0.12       $    0.20         $     0.17
                                                       =========       =========       =========         ==========

Net income per share - Diluted                         $    0.13       $    0.12       $    0.20         $     0.17
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        1998            1997
                                                                                        ----            ----

Cash flows related to operating activities:
   Net income                                                                         $     354      $     286
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                            318            316
Change in assets and liabilities -
        Accounts receivable                                                                (832)           337
        Inventories                                                                        (283)          (848)
        Prepaid income taxes                                                                 38              0
        Other current assets                                                                (78)            (3)
        Other assets                                                                          8              6
        Accounts payable                                                                    337            317
        Accrued employee compensation & benefit costs                                       168            115
        Other accrued liabilities                                                            43            (85)
        Accrued income taxes                                                                  8           (184)
                                                                                      ---------      ----------

Net cash provided by operating activities                                                    81            257
                                                                                      ---------      ---------

Cash flows related to investing activities:
Capital expenditures - property, plant &
     equipment                                                                             (279)          (510)
                                                                                      ----------     ----------

Net cash used in investing activities                                                      (279)          (510)
                                                                                      ----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                                                  150            150
   Principal payments on long-term debt                                                    (111)          (107)
   Payments on demand loan                                                                 (350)          (150)
   Issuance of common stock                                                                  26              0
                                                                                      ---------      ---------

Net cash used in financing activities                                                      (285)          (107)
                                                                                      ----------     ----------

Net decrease in cash                                                                       (483)          (360)

Cash at beginning of period                                                               1,185          1,389
                                                                                      ---------      ---------

Cash at end of period                                                                 $     702      $   1,029
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

         Included in other current assets are $741,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                                                                 June 30, 1998
         -----------                                                                                 -------------

              Raw materials and common parts                                                         $    1,208
              Work-in-process (including engineering and other
                  support costs)                                                                          6,464
              Finished goods                                                                                875
                                                                                                     ----------

                                                                                                          8,547

              Less common parts expected to be used after one year                                         (236)
                                                                                                     ----------

                                                                                                     $    8,311
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

3.        Property, plant and equipment
          -----------------------------

                                                                                                     June 30, 1998
                                                                                                     -------------

              Land                                                                                   $       11
              Buildings                                                                                   6,140
              Machinery, equipment and tooling                                                            8,283
                                                                                                     ----------
                                                                                                         14,434

              Less accumulated depreciation                                                              (7,102)
                                                                                                     ----------

                                                                                                     $    7,332
                                                                                                     ==========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.       Long-term debt
         --------------
                                                                                                     June 30, 1998
                                                                                                     -------------

         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly at a floating rate
              (3.90% at June 30, 1998 convertible to
              a fixed rate at the option of the Company)                                             $   5,000

       Unsecured term note; payable to a bank with
              interest at prime plus 1/4% (8.75% at
              June 30, 1998); quarterly principal
              payments of $34,439 through November 1, 2000                                                 310
         Various other secured term notes payable to government agencies                                 1,223
                                                                                                     ---------

                                                                                                         6,533

              Less current portion                                                                        (248)
                                                                                                     ---------

                                                                                                     $   6,285
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

         The Company also has a $1,000,000 line of credit on which there was no amount outstanding at June 30, 1998.

5.       Common shareholders' equity
         ---------------------------

                                          Common stock
                                          ------------
                                       Number                     Capital in
                                      of shares                    excess of     Retained                  Treasury
                                       issued       Amount         par value     earnings      ESOP          stock
                                       ------       ------         ---------     --------      ----          -----
      Balance December
          31, 1997                     2,614,506   $    523      $    13,269    $  2,104     ($ 2,842)    ($   1,240)
  Issuance of common stock                    --         --               --         (32)          --             58
         Net income                           --         --               --         354           --             --
                                       ---------    -------      -----------    --------    ---------     ----------
        Balance June
          30, 1998                     2,614,506   $    523      $    13,269    $  2,426     ($ 2,842)    ($   1,182)
                                       =========   ========      ===========    ========     ========     ==========

Earnings per share
------------------
         All earnings per share amounts reflect the implementation of the Statement of Financial Accounting Standards No. 128 Earnings per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.


                                          Three months ended                  Six months ended
                                                June 30,                         June 30,
($000's omitted, except per share data) 1998              1997             1998              1997
--------------------------------------- ----              ----             ----              ----


Net earnings                             $241             $211              $354             $286
Weighted average common shares
   outstanding (basic)                  1,739            1,693             1,733            1,693
Incremental shares from assumed
   conversions of stock options          62                24               62                24

Weighted average common
   shares outstanding (diluted)         1,801            1,717             1,795            1,717

Earnings per share:
   Basic                                $0.14            $0.12             $0.20            $0.17
   Diluted                              $0.13            $0.12             $0.20            $0.17


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                Relationship to    Period to     Relationship to     Period to
                                                   net sales       period $         net sales        period $
                                                 quarter ended     increase     six months ended     increase
                                                   June 30       (decrease)         June 30        (decrease)
                                               1998       1997      98-97        1998      1997       98-97
                                               ----       ----      -----        ----      ----       -----
Net sales
   Advanced technology products                62.7%      61.7%      6.3%        61.9%      57.8%     22.6%
   Consumer products                           37.3%      38.3%      2.0%        38.1%      42.2%      3.6%
                                               -----      -----      ----        -----      -----      ----

                                              100.0%     100.0%      6.2%       100.0%     100.0%     16.0%

Cost of goods sold, exclusive of
   depreciation                                66.2%      66.0%      6.5%        69.1%      67.4%     18.9%
                                               -----      -----      ----        -----      -----     -----

Gross profit                                   33.8%      34.0%      5.8%        30.9%      32.6%      9.9%
                                               -----      -----      ----        -----      -----      ----

Selling, general and administrative            19.1%      20.2%      0.5%        18.6%      20.5%      5.6%
Interest                                        1.9%       1.9%      2.4%         1.8%       2.1%      1.2%
Depreciation and amortization                   3.6%       3.7%      1.3%         3.6%       4.1%      0.6%

                                               24.6%      25.8%      4.2%        24.0%      26.7%      7.4%
                                               -----      -----      ----        -----      -----      ----

Income before provision for income taxes        9.2%       8.2%     22.0%         6.9%       5.9%     34.4%

Income tax provision                            3.8%       3.2%     34.6%         2.9%       2.2%     52.4%
                                                ----       ----     -----         ----       ----     -----

Net income                                      5.4%       5.0%     14.2%         4.0%       3.7%     23.8%
                                                ====       ====     =====         ====       ====     =====

Management Discussion
---------------------

         During the six month period ended June 30, 1998 and for the comparable period ended June 30, 1997, approximately 23% and 20% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. For the second quarter of 1998 and 1997, approximately 26% and 18% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the six month period ended June 30, 1998 showed an approximate 16% increase in net sales and an increase in net income of approximately 23.8% when compared to the same six month period of 1997. For the second quarter of 1998, net sales increased approximately 6.2% with an increase in net income of 14.2% compared to the same period of 1997. The increase in sales is the result of increased shipments at both the Advanced Technology and Consumer Products operations.

         The Advanced Technology Group's total backlog (funded and unfunded) as of June 30, 1998 increased by approximately 23% from a year earlier. The June 30, 1998 total backlog is approximately $55,500,000 as compared to $45,300,000 of which $48,200,000 and $37,300,000 were unfunded in each of the respective comparative periods. Approximately $35,700,000 of the June 30, 1998 backlog is for product deliveries beyond 2000. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Operating profit as a percentage of net sales for the six month period ended June 30, 1998 increased to 6.9% from 5.9% as reported for the same six month period of 1997. For the second quarter of 1998 operating profit as a percent of net sales increased to 9.2% from 8.2% when compared to the same period of 1997. The fluctuations in operating profit as a percentage of net sales are a result of differences in product mix in combination with increased sales.

         Selling, general and administrative costs increased for the six month period and quarter ended June 30, 1998 when compared to the comparable periods of 1997 due to an increase in selling and professional costs.

         Income taxes for the six month period and quarter ended June 30, 1998 increased as a percentage of income before taxes when compared to the comparable periods of 1997 due to the effects of variable state income taxes.

Liquidity and Capital Resources
-------------------------------

         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at June 30, 1998, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

         During the six month period ended June 30, 1998, the Company expended $279,000 on capital expenditures. The Company also has a $1,000,000 line of credit at June 30, 1998 of which nothing is outstanding at June 30, 1998.

         There are no material commitments for capital expenditures at June 30, 1998.

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

       The Company is also taking steps to assess the Year 2000 status of its significant product and service suppliers.

PART II OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

         The annual meeting of shareholders of the Registrant was held on June 30, 1998. At the meeting, each of the directors of the Registrant was elected to serve until the next annual meeting of shareholders until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                                                               Withheld

                  Name of Nominee                                  For                         Authority
                  ---------------                                  ---                         ---------

                  Dr. William H. Duerig                           2,244,950                        3,777

                  Donald W. Hedges                                2,244,950                        3,777

                  Nicholas D. Trbovich, Jr.                       2,245,747                        2,980

                  Dr. Nicholas D. Trbovich                        2,245,747                        2,980

At the meeting, the shareholders approved the amendment of the Company's Certificate of Incorporation to limit the personal liability of the directors of the Company for breaches of certain fiduciary duties as provided for by Section 102(b)(7) of the Delaware General Corporation Law. The vote cast at the meeting was 2,231,329 votes for the amendment and 18,985 votes against the amendment.

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives approximately 23% of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations, the discontinuance of current defense programs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund and issue substantial follow-on orders to the Company for long-term programs, competitive products and pricing, difficulties in the development or commercialization of products, product demand and market acceptance, both for the Company's products and its customers' products which incorporate components supplied by the Company, enforceability of intellectual property rights, capacity and supply, the effects of foreign competition, and the Company's future accounting policies. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only of the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 1998




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