Form 10QSB
period 1998-09-30
SERVOTRONICS INC /DE/
filed 1998-11-05
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 30, 1998

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           16-0837866
   ------------------------------                         -------------------
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

                               Yes   X ;  No
                                    ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                      Outstanding at October 31, 1998
   ----------------------------          -------------------------------
   Common Stock, $.20 par value                     2,376,494
                                         (See Note 5 to Consolidated Financial
                                         Statements)

   Transitional Small Business Disclosure Format (Check one):
       Yes     ;   No  X
            ---       ---

                                      INDEX


                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------

      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, September 30, 1998                                                    3

                b)  Consolidated Statement of Income for the Three and Nine months Ended
                    September 30, 1998 and 1997                                                                       4

                c)  Consolidated Statement of Cash Flows for the Nine months Ended
                    September 30, 1998 and 1997                                                                       5

                d)  Notes to Consolidated Financial Statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                             8

                PART II. OTHER INFORMATION


                Signatures                                                                                           11

      Item 6(a). Exhibits

           27   Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                 $    821
  Accounts receivable                                                     2,533
  Inventories                                                             8,490
  Deferred tax asset                                                        640
  Other                                                                   1,433
                                                                       --------

     Total current assets                                                13,917

Property, plant and equipment, net                                        7,271

Other assets                                                                429
                                                                       --------

                                                                       $ 21,617
                                                                       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                    $    248
  Accounts payable                                                        1,021
  Accrued employee compensation and benefit costs                           979
  Accrued income taxes                                                       86
  Other accrued liabilities                                                 243
                                                                       --------

     Total current liabilities                                            2,577
                                                                       --------

Long-term debt                                                            6,197

Non-current deferred tax liability                                          534

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,269
  Retained earnings                                                       2,515
                                                                       --------

                                                                         16,307

  Employee stock ownership trust commitment                              (2,842)
  Treasury stock, at cost 238,012 shares                                 (1,156)
                                                                       --------

Total shareholders' equity                                               12,309
                                                                       --------

                                                                       $ 21,617
                                                                       ========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Nine months Ended
                                                             September 30,                     September 30,
                                                           1998           1997              1998             1997
                                                           ----           ----              ----             ----

Net sales                                              $   4,231       $   3,578       $  13,161         $   11,278

Costs and expenses:
   Cost of goods sold                                      3,033           2,418           9,207              7,612
   Selling, general and administrative                       769             743           2,434              2,319
   Interest                                                   77              92             240                252
   Depreciation and amortization                             154             159             472                475
                                                       ---------       ---------       ---------         ----------

                                                           4,033           3,412          12,353             10,658
                                                       ---------       ---------       ---------         ----------

Income before income taxes                                   198             166             808                620

Income tax provision                                          83              61             339                229
                                                       ---------       ---------       ---------         ----------

Net income                                             $     115       $     105       $     469         $      391
                                                       =========       =========       =========         ==========


Net income per share - Basic                           $    0.07       $    0.06       $    0.27         $     0.23
                                                       =========       =========       =========         ==========

Net income per share - Diluted                         $    0.06       $    0.06       $    0.27         $     0.23
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Nine months Ended
                                                                                            September 30,
                                                                                        1998            1997
                                                                                        ----            ----

Cash flows related to operating activities:
   Net income                                                                         $     469      $     391
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                            472            475
Change in assets and liabilities -
        Accounts receivable                                                                (331)           526
        Inventories                                                                        (462)          (911)
        Prepaid income taxes                                                                 38           (249)
        Other current assets                                                                (47)           160
        Other assets                                                                         11             11
        Accounts payable                                                                     (9)            30
        Accrued employee compensation & benefit costs                                       170              6
        Other accrued liabilities                                                           (16)            42
        Accrued income taxes                                                                 86           (101)
        Change in current portion of long-term debt                                           0             (3)
                                                                                      ---------      ----------

Net cash provided by operating activities                                                   381            377
                                                                                      ---------      ---------

Cash flows related to investing activities:
Capital expenditures - property, plant &
     equipment                                                                             (372)          (607)
                                                                                      ----------     ----------

Net cash used in investing activities                                                      (372)          (607)
                                                                                      ----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                                                  250            250
   Principal payments on long-term debt                                                    (199)          (159)
   Payments on demand loan                                                                 (450)          (250)
   Issuance of common stock                                                                  26              0
                                                                                      ---------      ---------

Net cash used in financing activities                                                      (373)          (159)
                                                                                      ---------      ---------

Net decrease in cash                                                                       (364)          (389)

Cash at beginning of period                                                               1,185          1,389
                                                                                      ---------      ---------

Cash at end of period                                                                 $     821      $   1,000
                                                                                      =========      =========


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ($000 omitted in tables except for per share data)


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

         Included in other current assets are $651,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                                                              September 30, 1998
         -----------                                                                              ------------------

              Raw materials and common parts                                                         $    1,227
              Work-in-process (including engineering and other
                  support costs)                                                                          6,642
              Finished goods                                                                                857
                                                                                                     ----------

                                                                                                          8,726

              Less common parts expected to be used after one year                                         (236)
                                                                                                     ----------

                                                                                                     $    8,490
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

3.        Property, plant and equipment
          -----------------------------
                                                                                                  September 30, 1998
                                                                                                  ------------------

              Land                                                                                   $       11
              Buildings                                                                                   6,143
              Machinery, equipment and tooling                                                            8,373
                                                                                                     ----------
                                                                                                         14,527

              Less accumulated depreciation                                                              (7,256)
                                                                                                     ----------

                                                                                                     $    7,271
                                                                                                     ==========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.       Long-term debt
         --------------

                                                                                                  September 30, 1998
                                                                                                  ------------------

         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly at a floating rate
              (4.20% at September 30, 1998 convertible to
              a fixed rate at the option of the Company)                                             $   5,000
         Unsecured term note; payable to a bank with
              interest at prime plus 1/4% (8.75% at
              September 30, 1998); quarterly principal
              payments of $34,439 through November 1, 2000                                                 276
         Various other secured term notes payable to government agencies                                 1,169
                                                                                                     ---------

                                                                                                         6,445

              Less current portion                                                                        (248)
                                                                                                     ---------

                                                                                                     $   6,197
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

         The Company also has a $1,000,000 line of credit on which there was no amount outstanding at September 30, 1998.

5.       Common shareholders' equity
         ---------------------------

                                           Common stock
                                           ------------
                                        Number                    Capital in
                                       of shares                   excess of     Retained                  Treasury
                                        issued      Amount         par value     earnings      ESOP          stock
                                        ------      ------         ---------     --------      ----          -----
      Balance December
          31, 1997                     2,614,506   $    523      $    13,269    $  2,104     ($ 2,842)    ($   1,240)
  Issuance of common stock                    --         --               --         (58)          --             84
         Net income                           --         --               --         469                          --
                                       ---------   --------      -----------    --------     --------     ----------
     Balance September
          30, 1998                     2,614,506   $    523      $    13,269    $  2,515     ($ 2,842)    ($   1,156)
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

                                                Three months ended           Nine months ended
                                                   September 30,                September 30,
($000's omitted, except per share data)          1998          1997          1998          1997
---------------------------------------        ------        ------        ------        ------


Net earnings                                   $  115        $  105        $  469        $  391
Weighted average common shares
   outstanding (basic)                          1,742         1,693         1,736         1,693
Incremental shares from assumed
   conversions of stock options                    29            34            29            34

Weighted average                                1,771         1,727         1,765         1,727
   common
   shares outstanding (diluted)

Earnings per share:
   Basic                                       $ 0.07        $ 0.06        $ 0.27        $ 0.23
   Diluted                                     $ 0.06        $ 0.06        $ 0.27        $ 0.23


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net sales and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                Relationship to    Period to     Relationship to    Period to
                                                   net sales       period $         net sales        period $
                                                 quarter ended     increase     nine months ended    increase
                                                 September 30     (decrease)      September 30      (decrease)
                                               1998       1997      98-97        1998       1997      98-97
                                               ----       ----      -----        ----       ----      -----
Net sales
   Advanced technology products                63.2%      58.1%     27.4%        62.3%      57.9%     24.1%
   Consumer products                           36.8%      41.9%      3.0%        37.7%      42.1%      3.4%
                                               -----      -----      ----        -----      -----      ----

                                              100.0%     100.0%     18.3%       100.0%     100.0%     16.7%

Cost of goods sold, exclusive of
   depreciation                                71.7%      67.6%     25.4%        70.0%      67.5%     21.0%
                                               -----      -----     -----        -----      -----     -----

Gross profit                                   28.3%      32.4%      3.3%        30.0%      32.5%      7.9%
                                               -----      -----      ----        -----      -----      ----

Selling, general and administrative            18.2%      20.8%      3.5%        18.5%      20.6%      5.0%
Interest                                        1.8%       2.6%    -16.3%         1.8%       2.2%     -4.8%
Depreciation and amortization                   3.6%       4.4%     -3.1%         3.6%       4.2%     -0.6%

                                               23.6%      27.8%    -15.9%        23.9%      27.0%     -0.4%
                                               -----      -----    ------        -----      -----     -----

Income before provision for income taxes        4.7%       4.6%     19.3%         6.1%       5.5%     30.3%

Income tax provision                            2.0%       1.7%     36.1%         2.5%       2.0%     48.0%
                                                ----       ----     -----         ----       ----     -----

Net income                                      2.7%       2.9%      9.5%         3.6%       3.5%     19.9%
                                                ====       ====      ====         ====       ====     =====

Management Discussion
---------------------

         During the nine month period ended September 30, 1998 and for the comparable period ended September 30, 1997, approximately 23% and 20% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. For the third quarter of 1998 and 1997, approximately 24% and 20% respectively, of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the nine month period ended September 30, 1998 showed an approximate 16.7% increase in net sales and an increase in net income of approximately 19.9% when compared to the same nine month period of 1997. For the third quarter of 1998, net sales increased approximately 18.3% with an increase in net income of 9.5% compared to the same period of 1997. The increase in sales is the result of increased shipments at both the Advanced Technology and Consumer Products operations.

         The Advanced Technology Group's total backlog (funded and unfunded) as of September 30, 1998 increased by approximately 19.5% from a year earlier. The September 30, 1998 total backlog is approximately $54,000,000 as compared to $45,000,000 of which $45,800,000 and $37,000,000 were unfunded in each of the respective comparative periods. Approximately $35,700,000 of the September 30, 1998 backlog is for product deliveries beyond 2000. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Operating profit as a percentage of net sales for the nine month period ended September 30, 1998 increased to 6.1% from 5.5% as reported for the same nine month period of 1997. For the third quarter of 1998 operating profit as a percent of net sales increased to 4.7% from 4.6% when compared to the same period of 1997. The fluctuations in operating profit as a percentage of net sales are primarily the result of differences in product mix in combination with increased sales.

         Selling, general and administrative costs increased for the nine month period and quarter ended September 30, 1998 when compared to the comparable periods of 1997 primarily because of an increase in selling and professional costs.

         Income taxes for the nine month period and quarter ended September 30, 1998 increased as a percentage of income before taxes when compared to the comparable periods of 1997 because of the effects of variable state income taxes.

Liquidity and Capital Resources
-------------------------------

         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at September 30, 1998, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

         During the nine month period ended September 30, 1998, the Company expended $372,000 on capital expenditures.

         There are no material commitments for capital expenditures at September 30, 1998.

Year 2000 Initiatives
---------------------

       Year 2000 concerns generally include possible failures, errors, delays or other events resulting directly or indirectly from the inability of the software, hardware or embedded chips to accurately and without interruption process or handle dates on and after January 1, 2000. Servotronics is reliant on such systems, which utilize time-based mechanisms for information technology
(IT) systems as well as non-IT systems.

       During 1997, the Company initiated the formulation of a year 2000 plan and began its implementation. The plan includes three phases: (1) identification of internal systems and third parties who have a material relationship with the company (i.e., suppliers, customers, financial institutions, etc.) for year 2000 compliance; (2) assessment of year 2000 readiness; (3) solution implementation and contingency plans. The Company has finished phase one and is in phase two. All phases are expected to be completed prior to the end of 1999.

       The Company believes that the cost of year 2000 compliance activities will not be material. Based on current information the cost of internal year 2000 issues is expected to be less than $40,000. The Company cannot predict the outcome of the assessment of those third parties considered critical to the Company's business or the ability of those parties to achieve year 2000 compliance by the end of 1999.

PART II OTHER INFORMATION

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

Date: November 4, 1998




                                    SERVOTRONICS, INC.

                                    By:  /s/Lee D. Burns, Treasurer
                                         --------------------------------------
                                          Lee D. Burns, Treasurer and
                                                     Chief Financial Officer

                                    By:  /s/Raymond C. Zielinski, Vice President
                                         --------------------------------------
                                          Raymond C. Zielinski, Vice President