Form 10KSB40
period 1998-12-31
SERVOTRONICS INC /DE/
filed 1999-03-30
CIK 89140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

__   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _________________ to _________________.
Commission File No. 1-7109

                               SERVOTRONICS, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                             16-0837866
-------------------------------                            --------------------
(State or other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                             Identification No.)

  1110 Maple Street, Elma, New York                                14059
---------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)
Issuer's telephone number:  716-655-5990
                          -----------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                   which registered
     -------------------                              -------------------------
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
Yes x  . No     .
   ----    ----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year:  $17,571,000.

     As of March 3, 1999 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $4,604,949.54 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of March 3, 1999 the number of $.20 par value common shares outstanding was 2,405,488.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Document                                              Part of Form 10-KSB
     --------                                              --------------------
1999 Proxy Statement                                               Part III

     Transitional Small Business Disclosure Format.  Yes    .  No  x .
                                                        ----     -----

                                     PART I
                                     ------



Item 1.           Description Of Business
-------           -----------------------

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

       During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 22% of the Registrant's total revenues. If the Registrant were deemed to be unqualified by the United States Government as a contractor or subcontractor, it would lose approximately 35% of its revenue of advanced technology products. In 1998 and 1997 sales of advanced technology products to

AlliedSignal and United Technologies, through several of their subsidiaries and/or divisions, respectively, exceeded 10% of Registrant's total revenues. No other single customer represented more than 10% of the Company's revenues in any of these years.

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

Research Activities
-------------------

       The amount spent by the Registrant in research and development activities during its 1998 and 1997 fiscal years was not significant.

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

Employees
---------

       The Registrant at March 3, 1999 had approximately 239 employees of which approximately 226 are full time. In excess of 85% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

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
                                      Approx.             product                 type of             floor area
  Location                            acreage          manufactured             construction          (sq. feet)
-----------------------------------------------------------------------------------------------------------------
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


       The Registrant leases approximately 38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Registrant to purchase the property for a nominal amount for the end of the lease term.

       See the consolidated financial statements, including Note 8 thereto, for further information with respect to the Registrant's lease commitments.

       The Registrant possesses modern precision manufacturing and testing equipment suitable for the development, manufacture, assembly and testing of its advanced technology products. The Registrant designs and makes substantially all of the tools, dies, jigs and specialized testing equipment necessary for the production of the advanced technology products. The Registrant also possesses automatic and semi-automatic grinders, tumblers, presses and miscellaneous metal and wood finishing machinery and equipment for use in the manufacture of consumer products.

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

                                     PART II
                                     -------



Item 5.           Market For Common Equity And Related Stockholder Matters
-------           --------------------------------------------------------

       (a)        Price Range Of Common Stock
                  ---------------------------

                  The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 1998 and 1997.

                                                                                  HIGH               LOW
                                                                                  ----               ---
                  1998
                          Fourth Quarter                                   $       7-3/4       $     6-5/8
                          Third Quarter                                               11             7-1/2
                          Second Quarter                                          13-3/8             8-3/8
                          First Quarter                                           10-1/2            7-5/16

                  1997
                          Fourth Quarter                                   $      13-3/8       $     7-7/8
                          Third Quarter                                            9-3/8                 6
                          Second Quarter                                               6             4-1/8
                          First Quarter                                           6-7/16             5-1/4

       (b)        Approximate number of holders of common stock
                  ---------------------------------------------

                             Title                                                 Approximate number of
                              of                                                   record holders (as of
                             class                                                  December 31, 1998)
                             -----                                                  ------------------

                  Common Stock, $.20 par value                    719

       (c)        Dividends on common stock
                  -------------------------
                  No cash dividends were paid in 1998 or 1997.

Item 6.           Management's Discussion And Analysis Or Plan Of Operation
                  ---------------------------------------------------------

Summary
-------

       The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                     PERIOD TO
                                            RELATIONSHIP TO            PERIOD
                                           NET REVENUES YEAR          INCREASE
                                                 ENDED               (DECREASE)
                                             DECEMBER 31,            YEAR ENDED
                                        1998             1997          1998-97
                                        ----             ----          -------
Net revenues:
   Advanced technology products          62.4%             60.0%           15.1%
   Consumer products                     37.6              40.0             3.8
                                       ------            ------          ------
                                        100.0             100.0            10.6
Cost of goods sold                       68.2              68.0            11.0
                                       ------            ------          ------
Gross profit                             31.8              32.0             9.7
                                       ------            ------          ------
Selling, general and administrative      18.1              19.3             3.8
Interest                                  1.8               2.1            -7.4
Depreciation                              3.6               4.2            -6.2
                                       ------            ------          ------
                                         23.5              25.6            -9.8
                                       ------            ------          ------
Income before income taxes                8.3               6.4            44.2
Income tax provision                      3.4               2.5            52.7
                                       ------            ------          ------
Net income                                4.9%              3.9%           38.8%
                                       ======            ======          ======


Management Discussion
---------------------

       During the year ended December 31, 1998 and for the comparable period ended December 31, 1997, approximately 24% and 20% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such volatile uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

See also Note 11 to the consolidated financial statements for information concerning business segment operating results.

Results Of Operations - Year 1998 As Compared To 1997
-----------------------------------------------------

       The Company's consolidated results of operations for the year ended December 31, 1998 showed an approximate 10.6% increase in net revenues, which includes $210,000 of gross receipts on the settlement of disputes. Operating income as a percentage of net revenues increased from approximately 12.7% to 13.7% when compared to the same period in 1997. The increase in revenues is attributable to an approximate 15% increase in revenues at the Advanced Technology Group as the result of past and current engineering, marketing and other support efforts and new programs and applications, and an increase in revenues at the Consumer Products Group of approximately 4%.

       The respective amounts of the funded and unfunded sales backlog at December 31, 1998 and 1997 for the Advanced Technology Group were approximately $61,321,000 and $59,192,000, a year to year increase of 4%, of which $53,217,000 and $51,235,000 was unfunded in the respective comparable periods. Approximately $38,000,000 of the December 31, 1998 backlog is for product deliveries beyond 2001. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

       Income before income taxes increased $446,000 or 44.2% to $1,456,000 for the year ended December 31, 1998 from $1,010,000 for the year ended December 31, 1997.

       Selling, general and administrative costs increased by approximately 4% for the year ended December 31, 1998 when compared to the same period in 1997. This is primarily attributable to the increase in net revenues. Interest expense decreased by approximately 7% for the same comparable periods due to a decrease in interest rates and long-term debt while depreciation expense decreased due to a decrease in capital expenditures.

       Income taxes for the year ended December 31, 1998, as a percentage of income before taxes, increased when compared to the same period in 1997 because of the effects of variable state income taxes.

Results of Operations - Year 1997 as Compared to 1996
-----------------------------------------------------

       The Company's consolidated results of operations for the year ended December 31, 1997 showed an approximate 2% increase in net revenues with an increase in operating income as a percentage of net revenues from approximately 11.5% to 12.7% when compared to the same period in 1996. The increase in revenues is attributable to a 16% increase in revenues at the Advanced Technology Group as the result of past and current engineering, marketing and other support efforts and new programs and applications, offset by a 14% decrease in revenues at the Consumer Products Group due to a decrease in customer demand and the phasing out of low margin product lines.

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

       Selling, general and administrative costs increased by approximately 2% for the year ended December 31, 1997 when compared to the same period 1996. This is primarily attributable to the increase in net revenues. Interest expense remained relatively consistent for the same comparable periods while depreciation expense increased due to an increase in capital expenditures.

       Income taxes for the year ended December 31, 1997, as a percentage of income before taxes, decreased when compared to the same period in 1996 due to variable state income tax rates.

Liquidity and Capital Resources
-------------------------------

       Certain contracts of the Advanced Technology Group require engineering and other support costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at December 31, 1998 include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers' for shorter production lead time. Also included in inventory are $125,000 of capitalized costs associated with the introduction of new product lines. See also Note 2 to the consolidated Financial Statements for information concerning engineering and other support costs.

       During the year ended December 31, 1998, the Company expended $471,000 on capital expenditures. During the year ended December 31, 1997, the Company expended $685,000. The Company also has a $1,000,000 line of credit at December 31, 1998 on which there is no amount outstanding at December 31, 1998.

       There are no material commitments for capital expenditures at December 31, 1998.

       In 1991, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 additional shares of its common stock in open and privately negotiated transactions for a total authorized purchase of up to 350,000 shares, of which 256,045 shares have been purchased.

YEAR 2000 INITIATIVES

       The Company is reliant on systems that use time-based mechanisms for asset and information management. Management recognizes that such systems may have potential problems affecting their capabilities because of the Year 2000 date change. The Company also has relationships with vendors, services and product suppliers, customers and financial institutions among others, which are reliant on such systems. It is possible that Year 2000 problems encountered by the Company or these outside parties could result in a loss of business that is potentially material to the Company.

       During the previous and current years, the Company formulated, initiated and continued the implementation of a three-phase plan to determine and, when appropriate, address any internal or external Year 2000 problems to the extent they existed. Phase I identified internal and external (outside parties with a material relationship to the Company) Year 2000 compliance concerns. Phase II assessed the Year 2000 readiness of the Company. Phase III is the implementation of solutions and contingency plans for the potential problems identified during Phase I and Phase II.

       To date, the Company has assessed its internal computing systems and determined that there are no apparent material Year 2000 issues, although certain reprogramming of internal systems were determined to be desirable and are being accomplished. With respect to external compliance, the Company has developed and mailed a Year 2000 survey to its suppliers, customers and financial institutions to determine their Year 2000 readiness and compliance. As of March 18, 1999, the Company has not received notification from any such outside parties that any material Year 2000 readiness or compliance issues have been identified.

       The Company is implementing phase III and is in the process of making reprogramming changes to internal software as well as upgrading to Year 2000 compliant versions of purchased desktop software. The Company is unaware of any internal Year 2000 issues that will not be resolved by the end of 1999. Should the Company become aware of any internal or external Year 2000 issues that will not be resolved by the end of 1999, it will immediately formulate and implement the appropriate solutions and contingency plans. In any event, it is anticipated that the Company will complete all phases of its Year 2000 plan by the end of 1999.

       The Company does not believe that the costs of Year 2000 compliance will be material and anticipates such costs will be funded out of working capital. At this time, the Company cannot predict the final outcome of the on-going survey and assessment of the outside parties considered important to the Company's business or the ability of such outside parties to achieve Year 2000 Compliance by the end of 1999.

Item 7.           Financial Statements
-------           --------------------

       The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  --------------------------------------------------------------
         Financial Disclosure
         --------------------

       None.

                                    PART III
                                    --------



Item 9.           Directors, Executive Officers, Promoters and Control Persons;
-------           -------------------------------------------------------------
                  Compliance with Section 16(a) of the Exchange Act
                  -------------------------------------------------

       Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year or such information will be included by amendment.

Item 10.          Executive Compensation
--------          ----------------------

       Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year or such information will be included by amendment.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year or such information will be included by amendment.

Item 12.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year or such information will be included by amendment.

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
                           --------

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                            3(A)(1)          Certificate of Incorporation           Exhibit 3(A)(1) to 1996
                                                                                       Form 10-KSB*

                            3(A)(2)          Amendments to Certificate              Exhibit 3(A)(2) to 1996
                                                of Incorporation dated                 Form 10-KSB*
                                                August 27, 1984

                            3(A)(3)          Certificate of designation             Exhibit 4(A) to 1987
                                                regarding Series I                     Form 10-K*
                                                preferred stock

                            3(A)(4)          Amendments to Certificate              Filed herewith
                                                of Incorporation dated
                                                June 30, 1998

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

                           4(C)              Shareholder Rights Plan                Attachment B to Form
                                                dated as of August 13,                 8-K filed August 17,
                                                1992                                   1992*

                            ------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-7109)
                             **Indicates management contract or compensatory plan or arrangement

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                           10(A)(1)          Employment contract**                  Exhibit 10(A) to 1986
                                                                                       Form 10-K*

                           10(A)(2)          Amendment to employment                Filed herewith
                                                contract**

                           10(A)(3)          Amendment to employment                Filed herewith
                                                contract**

                           10(A)(4)          Amendment to employment                Filed herewith
                                                contract**

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

                           10(C)(2)          Stock purchase agreement               Exhibit 10(D)(2) to
                                                between the Company                    1988 Form 10-K*
                                                and its employee
                                                stock ownership trust

                           10(D)(1)(a)       1989 Employees Stock                   Exhibit A to Form
                                                Option Plan**                          8:  Amendment
                                                                                       No. 1 to 1988
                                                                                       Form 10-K*

                           10(D)(1)(b)       Amendment to 1989                      Exhibit 10(D)(1)(b)
                                                Employees Stock Option                 to 1990 Form 10-K*
                                                Plan**

                           10(D)(1)(c)       Amendment No. 2 to                     Exhibit 10(D)(1)(d) to
                                                1989 Employees Stock                   1991 Form 10-K*
                                                Option Plan**

                           10(D)(2)          Stock Option Agreement                 Filed herewith
                                                for Donald W. Hedges
                                                dated March 24, 1998**

                            --------------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-7109)
                             **Indicates management contract or compensatory plan or arrangement

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------

                           10(D)(3)(a)       Stock Option Agreement                 Exhibit D to Form
                                                for Nicholas D.                        8:  Amendment
                                                Trbovich, Sr. dated                    No. 1 to 1988
                                                March 29, 1989**                       Form 10-K*

                           10(D)(3)(b)       Stock Option Agreement                 Filed herewith
                                                for Nicholas D.
                                                Trbovich, Sr. dated
                                                March 24, 1998**

                           10(D)(4)          Stock Option Agreement                 Filed herewith
                                                for William H. Duerig
                                                dated March 24, 1998**

                           10(D)(5)(a)       Stock Option Agreement                 Exhibit 10(D)(5) to 1990
                                                for Nicholas D.                        Form 10-K*
                                                Trbovich, Jr. dated
                                                December 21, 1990**

                           10(D)(5)(b)       Stock Option Agreement                 Filed herewith
                                                for Nicholas D.
                                                Trbovich, Jr. dated
                                                March 24, 1998**

                           10(D)(6)(a)       Stock Option Agreement                 Exhibit 10(D)(6) to 1991
                                                for Nicholas D.                        Form 10-K*
                                                Trbovich, Jr. dated
                                                October 17, 1991**

                           10(D)(6)(b)       Stock Option Agreement                 Filed herewith
                                                for Nicholas D.
                                                Trbovich, Jr. dated
                                                March 24, 1998**

                           10(D)(7)(a)       Stock Option Agreement                 Exhibit 10(D)(7) to 1991
                                                for Lee D. Burns dated                 Form 10-K*
                                                October 17, 1991**

                           10(D)(7)(b)       Stock Option Agreement                 Filed herewith
                                                for Lee D. Burns dated
                                                March 24, 1998**

                             -------------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-7109)
                             **Indicates management contract or compensatory plan or arrangement

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                           10(D)(8)(a)       Stock Option Agreement                 Exhibit 10(D)(8) to 1991
                                                for Raymond C. Zielinski               Form 10-K*
                                                dated October 17, 1991**

                           10(D)(8)(b)       Stock Option Agreement                 Filed herewith
                                                for Raymond C. Zielinski
                                                dated March 24, 1998**

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

                  (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.
                   -------------------------------------------------------------
                    *Incorporated herein by reference (File No. 1-7109)
                   **Indicates management contract or compensatory plan or
                     arrangement

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives approximately 24% of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations, the discontinuance of current defense programs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund and issue substantial follow-on orders to the Company for long-term programs, competitive products and pricing, difficulties in the development or commercialization of products, product demand and market acceptance, both for the Company's products and its customers' products which incorporate components supplied by the Company, enforceability of intellectual property rights, capacity and supply, the effects of foreign competition, and the Company's future accounting policies. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-KSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES
                                   ----------


       In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 18, 1999                      By      /s/ Nicholas D. Trbovich, President
                                      -----------------------------------------
                                            Nicholas D. Trbovich
                                            President, Chief Executive Officer
                                            and Chairman of the Board


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nicholas D. Trbovich                     President, Chief Executive                 March 18, 1999
------------------------                     Officer, Chairman of the
Nicholas D. Trbovich                         Board and Director


/s/ Lee D. Burns                             Treasurer and Secretary                    March 18, 1999
------------------------                     (Chief Financial Officer)
Lee D. Burns



/s/ Donald W. Hedges                         Director                                   March 18, 1999
----------------------
Donald W. Hedges



/s/ William H. Duerig                        Director                                   March 18, 1999
----------------------
William H. Duerig



/s/ Nicholas D. Trbovich Jr.                 Director                                   March 18, 1999
----------------------
Nicholas D. Trbovich Jr.

                       SERVOTRONICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page
                                                                      ----
Report of independent accountants                                        F2

Consolidated balance sheet at December 31, 1998                          F3

Consolidated statement of income for the years ended
   December 31, 1998 and 1997                                            F4

Consolidated statement of cash flows for the years ended
   December 31, 1998 and 1997                                            F5

Notes to consolidated financial statements                           F6-F20


Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.










                                      -F1-

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index on page F1 present fairly, in all material respects, the financial position of Servotronics, Inc. and its subsidiaries at December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Buffalo, New York
March 18, 1999




                                      -F2-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                     ($000's omitted except per share data)

Assets
Current assets:
  Cash                                                                 $  1,009
  Accounts receivable                                                     2,198
  Inventories                                                             8,984
  Prepaid income taxes                                                       15
  Deferred tax asset                                                        539
  Other                                                                   1,376
                                                                       --------
     Total current assets                                                14,121

Property, plant and equipment, net                                        7,210

Other assets                                                                630
                                                                       --------
                                                                       $ 21,961
                                                                       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                    $    249
  Accounts payable                                                          890
  Accrued employee compensation and benefit costs                           930
  Other accrued liabilities                                                 183
                                                                       --------
     Total current liabilities                                            2,252
                                                                       --------
Long-term debt                                                            6,144

Non-current deferred tax liability                                          477

Other non-current liability                                                 277

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,324
  Retained earnings                                                       2,904
  Accumulated other comprehensive income                                    (43)
                                                                       --------
                                                                         16,708

  Employee stock ownership trust commitment                              (2,741)
  Treasury stock, at cost 238,012 shares                                 (1,156)
                                                                       --------
     Total shareholders' equity                                          12,811
                                                                       --------
                                                                       $ 21,961
                                                                       ========


                 See notes to consolidated financial statements

                                      -F3-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)

                                                                 Year Ended
                                                                December 31,
                                                            1998           1997
                                                            ----           ----
Net revenues                                               $17,571       $15,892
Costs and expenses:
   Cost of goods sold                                       11,983        10,800
   Selling, general and administrative                       3,188         3,071
   Interest                                                    312           337
   Depreciation and amortization                               632           674
                                                           -------       -------
                                                            16,115        14,882
                                                           -------       -------
Income before income taxes                                   1,456         1,010

Income tax provision                                           597           391
                                                           -------       -------
Net income                                                 $   859       $   619
                                                           -------       -------

Net income per share - Basic                               $  0.49       $  0.37
                                                           =======       =======

Net income per share - Diluted                             $  0.48       $  0.36
                                                           =======       =======

                 See notes to consolidated financial statements

                                      -F4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)

                                                                   Year Ended
                                                                  December 31,
                                                               1998        1997
                                                               ----        ----

Cash flows related to operating activities:
   Net income                                                $   859    $   619
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                 632        674
   Deferred taxes                                                 74        (85)
   Tax benefit from stock options                                 55          0
Change in assets and liabilities -
        Accounts receivable                                        4        512
        Inventories                                             (956)      (821)
        Prepaid income taxes                                      23        (38)
        Other current assets                                      10       (257)
        Other assets                                              15         15
        Accounts payable                                        (140)        39
        Accrued employee compensation & benefit costs            121        (65)
        Other accrued liabilities                                (76)        39
        Accrued income taxes                                       0       (200)
        Employee stock ownership trust payment                   101        101
                                                             -------    -------
Net cash provided by operating activities                        722        533
                                                             -------    -------
Cash flows related to investing activities:
Capital expenditures - property, plant &
     equipment                                                  (471)      (685)
                                                             -------    -------
Net cash used in investing activities                           (471)      (685)
                                                             -------    -------
Cash flows related to financing activities:
   Increase in demand loan                                       250        500
   Payments on demand loan                                      (450)      (300)
   Principal payments on long-term debt                         (250)      (252)
   Issuance of common stock                                       23          0
                                                             -------    -------
Net cash used in financing activities                           (427)       (52)
                                                             -------    -------
Net decrease in cash                                            (176)      (204)

Cash at beginning of period                                    1,185      1,389
                                                             -------    -------
Cash at end of period                                        $ 1,009    $ 1,185
                                                             =======    =======

Supplemental disclosures:
   Income taxes paid                                         $   451    $   697
   Interest paid                                             $   314    $   334



                 See notes to consolidated financial statements

                                      -F5-

                       SERVOTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Cash and cash equivalents
       -------------------------

       The Company considers cash and cash equivalents to include all cash accounts and short-term investments purchased with a maturity of three months or less.

       Revenue recognition
       -------------------

       The Company incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion. Revenues on the remaining contracts are recognized when the terms of purchase orders are met.

       Included in other current assets is $683,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

       Inventories
       -----------

       Inventories are stated generally at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

                                      -F6-

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

                                      -F7-

       Use of estimates
       ----------------

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates employed by management include those used in revenue recognition, amortization of engineering and other support costs included in inventory (See Note 2). Actual results could differ from those estimates.

2.     Inventories
       ------------

                                                                December 31, 1998
                                                                -----------------
                                                                ($000's omitted)
         Raw materials and common parts                          $    1,425

         Work-in-process (including engineering
           and other support costs of $2,615,000)                     7,231

         Finished goods                                                 564
                                                                 ----------
                                                                      9,220
         Less common parts expected to be used
             after one year                                            (236)
                                                                 ----------
                                                                 $    8,984
                                                                 ==========


       Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will therefore not be realized within one year.

       Start-up costs
       --------------

       During 1997, the Company's CPG capitalized start-up costs of $251,000 relating to the introduction of new product lines. The costs associated with the introduction of these product lines were deferred and were being amortized using the half year convention over a three year period. No similar amounts were capitalized during 1998. The remaining unamortized balance at December 31, 1998 of

                                      -F8-

       $125,000 will be written off on January 1, 1999 in accordance with Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities".

3.     Property, plant and equipment
       -----------------------------

                                                                                       December 31, 1998
                                                                                       ($000's omitted)
         Land                                                                           $       11
         Buildings and improvements                                                          6,154
         Machinery, equipment and tooling                                                    8,461
                                                                                        ----------
                                                                                            14,626
         Less accumulated depreciation                                                      (7,416)
                                                                                        ----------

                                                                                        $    7,210
                                                                                        ==========



 4.    Long-term debt

                                                                                       December 31, 1998
                                                                                       -----------------
                                                                                       ($000's omitted)
       Industrial Development Revenue Bonds; secured by a
           letter of credit from a bank with interest payable monthly
           at a floating rate (4.15% at December 31, 1998)                              $    5,000

       Unsecured term note; payable to a bank with
           interest at prime plus 1/4% (8.00% at
           December 31, 1998); quarterly principal
           payments of $34,439 through November 1, 2000                                        241

       Various other secured term notes payable to government agencies                       1,152
                                                                                        ----------
                                                                                             6,393

         Less current portion                                                                 (249)
                                                                                        ----------
                                                                                        $    6,144
                                                                                        ==========

       Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's new headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commence December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an

                                      -F9-
       annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

       The letter of credit reimbursement agreement, the unsecured term note agreement and the secured term notes contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings. On February 26, 1999, the company received a $1,000,000 loan from a financial institution payable in equal quarterly installments, maturing in 2006. The proceeds were used to pay off the unsecured term note as disclosed above and to finance purchases of equipment and working capital. $500,000 of the loan is at a rate of LIBOR plus 2% and the remaining $500,000, used to acquire equipment, is at a current rate of 5.86%, which is partially subsidized by New York State.

       Principal maturities of long-term debt are as follows: 2000 - $404,000; 2001 - $250,000; 2002 - $405,000, 2003 - $235,000, 2004 and thereafter
       $4,850,000.

       The Company also has a $1,000,000 line of credit on which there was no amount outstanding at December 31, 1998.

 5.    Employee benefit plans
       ----------------------

       Employee stock ownership plan (ESOP)
       ------------------------------------

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon salary levels and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 314,000 shares have been allocated, exclusive of shares distributed to

                                     -F10-

       ESOP participants. At December 31, 1998 and 1997, approximately 594,000 and 629,000 shares, respectively, purchased by the ESOP remain unallocated.

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 1998 and 1997. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

       Defined benefit plan
       --------------------

       During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 "Employer' Disclosures about Pensions and other Post-Retirement Benefits" (FAS 132). Adoption of FAS 132 did not effect the Company's results of operations or financial position.

       A Consumer Products division subsidiary of the Company maintains a noncontributory defined benefit pension plan covering substantially all its employees. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $28,000 and $29,000 was recognized in 1998 and 1997, respectively, calculated using a weighted-average discount rate of 6.5% and 8.0%, respectively, and weighted-average expected rate of return on plan assets of 8.0% for both years. The projected benefit obligation under the plan at December 31, 1998 was $137,000, net of $149,000 of plan assets at fair value.

       Deferred compensation plan
       --------------------------

       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 1998 and 1997, no amount was accrued under this program. No amounts under this plan have been paid since its inception. Accrued in the December 31, 1998 consolidated balance sheet is $420,000.

                                     -F11-

  6.   Income taxes
       ------------

       The provision for income taxes included in the consolidated statement of income consists of the following:

                                                         1998       1997
                                                         ----       ----
                                                        ($000's omitted)
         Current:
           Federal income tax                           $   450    $   387
           State income tax                                  73         89
                                                        -------    -------
                                                            523        476
                                                        -------    -------
         Deferred:
           Federal income tax (benefit)                      62        (72)
           State income tax (benefit)                        12        (13)
                                                        -------    -------
                                                             74        (85)
                                                        -------    -------
                                                        $   597    $   391
                                                        =======    =======

       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision and the federal statutory income tax rate is as follows:


                                                         1998       1997
                                                         ----       ----
         Statutory rate                                    34%        34%
         Increase resulting from:
           State tax (net of federal benefit)               5%         5%

           Other                                            2%         -%
                                                          ---        ---
                                                           41%        39%
                                                          ===        ===


                                     -F12-

       At December 31, 1998, the deferred tax assets (liabilities) were comprised of the following:

                                                         ($000's omitted)
       Inventory                                                 $    208
       Accrued pension                                                153
       Accrued vacation                                               148
       Other                                                           59
                                                                 --------
       Gross deferred tax assets                                      568


       Property, plant and equipment                                 (468)
       Other                                                          (38)
                                                                 --------
       Gross deferred tax liabilities                                (506)
                                                                 --------
       Net deferred tax asset                                    $     62
                                                                 ========

 7.    Common shareholders' equity

                                              Common stock                                                              Accumulated
                                   Number               Capital in                                                        other
                                  of shares              excess of    Retained                Treasury   Comprehensive comprehensive
                                   issued     Amount     par value    earnings      ESOP        stock      income        income
                                 ---------   ---------   ---------   ---------    ---------    --------- -------------   ---------
                                                                              ($000's omitted)
Balance December
    31, 1996                     2,614,506   $     523   $  13,269   $   1,485    ($  2,943)   ($  1,240)       --             --

Compensation expense                  --          --          --          --            101         --          --             --
Net income                            --          --          --           619         --           --     $     619           --
                                 ---------   ---------   ---------   ---------    ---------    ---------   =========      ---------
Balance December
    31, 1997                     2,614,506   $     523   $  13,269   $   2,104    ($  2,842)   ($  1,240)                      --

Comprehensive income
   Net income                         --          --          --     $     859         --           --     $     859           --
   Other comprehensive income,
      net of tax                      --          --          --          --           --           --           --            --
       Minimum pension liability
         adjustment                   --          --          --          --           --           --           (43)           (43)
                                                                                                           ---------
   Other comprehensive income         --          --          --          --           --           --           (43)          --
                                                                                                           ---------
Comprehensive income                  --          --          --          --           --           --     $     816           --
                                                                                                           =========
Issuance of common stock              --          --          --           (59)        --           --                         --
Compensation expense                  --          --          --          --            101         --                         --
Treasury stock                        --          --          --          --           --             84                       --
Exercise of stock options             --          --            55        --           --           --                         --
                                 ---------   ---------   ---------   ---------    ---------    ---------                  ---------
Balance December
    31, 1998                     2,614,506   $     523   $  13,324   $   2,904    ($  2,741)   ($  1,156)                 ($     43)
                                 =========   =========   =========   =========    =========    =========                  =========

                                     -F13-

       Earnings per share
       ------------------

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

       ($000's omitted, except per share data)           1998             1997
       ---------------------------------------           ----             ----
       Net earnings                                      $859              $619
       Weighted average common
          shares outstanding (basic)                    1,742             1,696
       Incremental shares from
          assumed conversions of stock options             30                32
       Weighted average common
          shares outstanding (diluted)                  1,772             1,728
       Earnings per share:
          Basic                                         $0.49             $0.37
          Diluted                                       $0.48             $0.36


       Comprehensive income
       --------------------

       During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 established standards for reporting and displaying comprehensive income and its components. Adoption of FAS 130 had no impact on the Company's results of operations or its financial position. The minimum pension liability adjustment of $43,000, net tax effect of $29,000, is the only component of other comprehensive income for 1998.

       Stock options
       -------------

       Under the Servotronics, Inc. 1989 Employees Stock Option Plan (the Option
       Plan) and other separate agreements authorized by the Board of Directors, the Company

                                     -F14-
       has granted non-qualified options to its Directors and Officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 1998 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 1998, 3,200 shares of common stock were available under the Option Plan. Options granted under the Option Plan have durations of ten years.

       A summary of the status of options granted under all employee plans is presented below:

                                                         Weighted                  Weighted
                                                          Average                   Average
                                                          Options     Exercise      Options      Exercise
                                                        Outstanding     Price     Exercisable      Price
                                                        ----------------------------------------------------
       Outstanding as of December 31, 1996                 92,729       3.08          92,729         3.08
       Granted in 1997                                      -             -            -
       Exercised in 1997                                    -             -            -
       Forfeited in 1997                                    -             -            -

       Outstanding as of December 31, 1997                 92,729       3.08          92,729         3.08
       Granted in 1998                                     93,000       8.50          47,250         8.50
       Exercised in 1998                                  (25,186)      2.32         (25,186)        2.32
       Forfeited in 1998                                    -             -            -

       Outstanding as of December 31, 1998                160,543       6.34         114,793         5.48

       The following tables summarize information about options outstanding at December 31, 1998:

                                                       Weighted-
                                                        Average
                                                       Remaining
                    Exercise         Number           contractual        Options
                   Prices ($)      Outstanding           Life          Exercisable
                  ------------------------------------------------------------------
                      2.07           12,593             2 years          12,593
                      2.63           37,778             1 years          37,778
                      5.95           17,172             2 years          17,172
                      8.50           93,000             9 years          47,250
                                    -------                             -------
       Total                        160,543                             114,793
                                    =======                             =======


       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). 47,250 of the 93,000 options granted in 1998 vested in 1998 and the

                                     -F15-
       remaining options vest over a three year period. The options calculated estimated values, using the Black-Scholes option-pricing model as a basis, are amortized to expense over the options vesting period. If the compensation cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by FAS 123, the pro forma effects on the years ended December 31, 1998 and 1997 are as follows:

                                                                1998              1997
                                                              ----------------------------
       Net income:
              As reported                                       859,000          619,000
              Pro forma                                         706,000          619,000

       Earnings per common share:
              As reported - basic                                   .49              .37
              As reported - diluted                                 .48              .36
              Pro forma - basic                                     .41              .37
              Pro forma - diluted                                   .40              .36

       The Black-Scholes calculated estimated value of the options granted in 1998 was $5.48. The assumptions used to calculate this value include a risk-free interest rate of 5.63%, an expected term of 8 years, and an annual standard deviation (volatility) factor of 53%. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company's opinion the existing models do not necessarily provide a reliable measure of the value of the Company's stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company's 1998 options, the derived estimated value may be, in the Company's opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.


                                     -F16-

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

 8.    Commitments
       -----------

       The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 1998 and 1997 and future minimum payments under such leases are not significant.

9.     Litigation
       ----------

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

       Included in 1998 net revenues is $210,000 of gross receipts resulting from the resolution of disputes, $85,000 of which was recognized in the fourth quarter.

                                    -F17-

10.    Involuntary conversion
       -----------------------

       During the fourth quarter of 1994, the Company suffered damages caused by a fire at one of its subsidiaries. The Company maintained property and business interruption insurance. Included in other current assets at December 31, 1998 is a receivable for an insurance claim of $275,000 which was subsequently paid on January 20, 1999.

11.    Business segments
       -----------------

       The Company operates in two business segments, Advanced Technology Products and Consumer Products. The Company's reportable segments are strategic business units that offer different products and services. The segments are separate corporations and are managed separately. Operations in Advanced Technology Products involve the design, manufacture, and marketing of servo-control components for government and commercial industrial applications. Consumer Products operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives substantially all of its sales revenue from domestic customers.

       The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revised the manner in which an enterprise must report information concerning its' operating segments. Adoption of this statement by the Company did not require significant changes in the way segments were disclosed.


                                     -F18-

Information regarding the Company's operations in these segments is summarized as follows:

                                           Advanced
          Year ended                      Technology      Consumer
       December 31, 1998                   Products       Products       Consolidated
       -----------------                   --------       --------       ------------
                                                    ($000's omitted)

Revenues from unaffiliated customers      $ 10,972*       $  6,599       $ 17,571
                                          ========        ========       ========

Operating profit                          $  2,185        $      2       $  2,187
                                          ========        ========

Interest expense                                                             (312)
General corporate expense                                                    (419)
                                                                         --------

Income before income taxes                                               $  1,456
                                                                         ========
Identifiable assets                       $ 14,572        $  5,698       $ 20,270
                                          ========        ========       ========
Depreciation expense                      $    352        $    280       $    632
                                          ========        ========       ========
Capital expenditures                      $    200        $    271       $    471
                                          ========        ========       ========


                                           Advanced
          Year ended                      Technology      Consumer
       December 31, 1997                  Products       Products       Consolidated
       -----------------                   --------       --------       ------------
                                                    ($000's omitted)
Revenues from unaffiliated customers      $  9,533        $  6,359       $ 15,892
                                          ========        ========       ========

Operating profit                          $  2,049        $   (277)      $  1,772
                                          ========        ========
Interest expense                                                             (337)
General corporate expense                                                    (425)
                                                                         --------
Income before income taxes                                               $  1,010
                                                                         ========
Identifiable assets                       $ 15,097        $  5,636       $ 20,733
                                          ========        ========       ========
Depreciation expense                      $    369        $    305       $    674
                                          ========        ========       ========
Capital expenditures                      $    456        $    229       $    685
                                          ========        ========       ========


* Includes $210,000 of gross receipts on the settlement of disputes. See note 9.


                                     -F19-

       The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology segment accounted for revenues of approximately $3,828,000 in 1998 and $2,784,000 in 1997. Similar contracts by the Consumer Products segment accounted for revenues of approximately $325,000 in 1998 and $327,000 in 1997. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 14% and 19% of total revenues in 1998 and 1997, respectively. Another customer amounted to approximately 21% of total revenues in 1998 and 18% of total 1997 revenues respectively. No other single customer represented more than 10% of the Company's revenues in any of these years.

                                     -F20-