Form 10KSB/A
period 1998-12-31
SERVOTRONICS INC /DE/
filed 1999-04-29
CIK 89140

                            -------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                 FORM 10-KSB/A

                            AMENDMENT TO FORM 10-KSB

                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                              SERVOTRONICS, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

                                 AMENDMENT NO. 1

                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1998 as set forth in the pages attached hereto:

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

                                      SERVOTRONICS, INC.

Dated:  April 29, 1999

                                      By       /s/ Lee D. Burns
                                        -------------------------------------
                                             Lee D. Burns
                                        Treasurer and Secretary

                               SERVOTRONICS, INC.

                                AMENDMENT NO. 1

                                       TO

                           FORM 10-KSB FOR YEAR ENDED
                               DECEMBER 31, 1998

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) DIRECTORS. The table below sets forth certain information regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 1998 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                        POSITION WITH THE COMPANY
                                        AND PRINCIPAL OCCUPATION
                                        AND BUSINESS EXPERIENCE
NAME                         AGE        FOR PAST FIVE YEARS
--------------------------------------------------------------------------------
Dr. William H. Duerig        77         Director of the Company since 1990;
                                        Physicist and Senior Program Manager for
                                        Kearfott Guidance & Navigation
                                        Corporation for more than five years
                                        prior to retirement in 1993.

Donald W. Hedges             77         Director of the Company since 1967;
                                        self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.    38         Director of the Company since 1990; Vice
                                        President of the Company since 1990;
                                        Director of Corporate Development of the Company from 1987 to 1990.

                                        POSITION WITH THE COMPANY
                                        AND PRINCIPAL OCCUPATION
                                        AND BUSINESS EXPERIENCE
NAME                         AGE        FOR PAST FIVE YEARS
--------------------------------------------------------------------------------
Dr. Nicholas D. Trbovich     63         Chairman of the Board of Directors,
                                        President and Chief Executive Officer of the Company since 1959.


                  (b) EXECUTIVE OFFICERS. The following is a listing of the Company's executive officers:

                                        POSITION WITH THE COMPANY
                                        AND PRINCIPAL OCCUPATION
                                        AND BUSINESS EXPERIENCE
NAME                         AGE        FOR PAST FIVE YEARS
--------------------------------------------------------------------------------

Dr. Nicholas D. Trbovich     63         See table under "Directors."

Nicholas D. Trbovich, Jr.    38         See table under "Directors."

Raymond C. Zielinski         54         Vice President since 1990; Director of
                                        Manufacturing of the Company from 1983
                                        to 1990.

Lee D. Burns                 57         Treasurer and Secretary of the Company
                                        since 1991; Controller and Assistant
                                        Treasurer of the Company from 1978 to
                                        1991.

         Nicholas D. Trbovich, Jr. is the son of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

Item 10. EXECUTIVE COMPENSATION.

         DIRECTORS' FEES. Under the Company's standard compensation arrangements with directors who are not employees, they are paid a yearly director's fee of $10,000 plus a per meeting fee of $650 and their actual expenses for attendance at Board meetings. Directors who are also employees do not receive the director's and/or meeting fees.

         COMPENSATION TABLE. The following table shows the compensation paid by the Company to each executive officer of the Company whose total salary and bonus from the Company and its subsidiaries exceeded $100,000 during any of the last three fiscal years ("Named Executive Officers").

                                                                     ANNUAL COMPENSATION
                                                         ---------------------------------------
                                                                                         OTHER
                                                                                         ANNUAL           ALL OTHER
NAME AND                                                                                COMPEN-            COMPEN-
PRINCIPAL POSITION                             YEAR      SALARY            BONUS       SATION(1)          SATION(2)
------------------                             ----      ------            -----       ---------          ---------
Dr. Nicholas D. Trbovich                     1998       $288,558         $50,000        $17,265           $17,417
  Chairman, President and                    1997        290,529          45,000         28,027            34,380
  CEO                                        1996        258,872          20,000         26,458            17,612

Raymond C. Zielinski                         1998       $ 99,677         $ 6,500        $ 7,846           $10,275
  Vice President, Principal                  1997         91,962           4,500            -              15,796
  Operating Officer                          1996         84,820           7,600          3,427            15,923

(1)      Includes for Dr. Trbovich $16,442, $26,145 and $24,660 in 1998, 1997
         and 1996, respectively, and $7,846 and $3,427 for Mr. Zielinski in 1998 and 1996, respectively, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company over several years and prior to the year payment was received.

(2) All Other Compensation for 1998 includes (i) an allocation of 1,869.784 shares for Dr. Trbovich and 1,246.40 shares for Mr. Zielinski of Common Stock of the Company under the

         Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 1998 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $7-1/4 per share; and (ii) $3,861 for life insurance for Dr. Trbovich and $426 for Mr. Zielinski, but excludes (iii) based on actuarially determined formulas designed to achieve, among other things, benefit parity, $165,000 which the Company accrued in 1996 for a pension-related deferred compensation program for the benefit of Dr. Trbovich.

         The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. Discretionary payments authorized for 1999 will be included in the compensation table for 1999 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

         EMPLOYMENT AGREEMENT. Dr. Trbovich has an employment agreement with the Company pursuant to which he is entitled to receive minimum direct compensation of $310,000 per annum or such greater amount as the Company's Board of Directors may determine and lifetime health and life insurance benefits. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of 2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2004), as such date may be extended, Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.

FISCAL YEAR-END OPTION VALUES
-----------------------------

                  The following table summarizes information with respect to unexercised stock options held by the Named Executive Officers at December 31, 1998, all of which are presently exercisable.

                                             NUMBER OF SHARES                      VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED                   IN-THE-MONEY OPTIONS
         NAME                               OPTIONS AT 12/31/98                       AT 12/31/98(1)
-------------------------------------------------------------------------------------------------------
Dr. Nicholas D.
    Trbovich                                      37,778                                  $160,349

Raymond C.
    Zielinski                                      5,724                                     6,228



(1) Determined by subtracting the exercise price (approximately $2.63 per share for Dr. Trbovich and $5.79 per share for Mr. Zielinski) from the closing price for shares of Common Stock of the Company reported by the American Stock Exchange on December 31, 1998, which was $6-7/8 per share.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of April 6, 1999, more than 5% of the outstanding shares of

Common Stock of the Company ("Shares"), based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person.

      NAME AND ADDRESS OF                                  AMOUNT AND NATURE OF                       PERCENT OF
       BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP                        CLASS(1)
-----------------------------------------------------------------------------------------------------------------
Servotronics, Inc. Employee
  Stock Ownership Trust(2)                                       896,743(2)                             37.3%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Dr. Nicholas D. Trbovich                                         326,089(3)                             13.4%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Harvey Houtkin(4)                                                268,500(4)                             11.2%
78 Lafayette Avenue
Suffern, New York   10901

--------------------

(1) Percent of class is based upon 2,405,488 Shares outstanding as of April 6, 1999 plus, in the case of Dr. Trbovich, the Shares subject to his stock option.

(2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated Shares. The participants in the related plan have the right to direct the voting of Shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's Shares. As of April 6, 1999, approximately 279,779 Shares have been allocated to the accounts of participants and approximately 592,750 Shares (24.6% of the Shares outstanding) remain unallocated.

(3) This amount includes (i) 39,276 Shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 37,800 Shares; (iii) approximately 35,067 Shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 Shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the Shares beneficially owned by certain of Dr. Trbovich's other relatives.

(4) Based on a statement on Schedule 13D, as last amended on July 17, 1997, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 203,144 Shares and shared voting and investment power with respect to 65,356 Shares owned by Wanshef, Inc., which is controlled by Mr. Houtkin.

                  (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of April 6, 1999, information as to the beneficial ownership of Shares of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person, except as otherwise indicated):

               NAME OF                               AMOUNT AND NATURE OF                PERCENT OF
          BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP                 CLASS(1)
Dr. Nicholas D. Trbovich                                  326,089(2)                         13.4%

Nicholas D. Trbovich, Jr.                                  51,537(3)                          2.1

Donald W. Hedges                                           22,336(4)                          0.9

Dr. William H. Duerig                                      16,193(5)                          0.7

All directors and
executive officers
as a group                                          1,064,205.739(6)(7)                      42.1

--------------------

(1) Percent of class is based upon 2,405,488 Shares outstanding as of April 6, 1999 plus the number of Shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 36,717 Shares which Mr. Trbovich has the right to acquire under stock options and approximately 14,820 Shares allocated to Mr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include Shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 12,600 Shares which Mr. Hedges has the right to acquire under a stock option. Mr. Hedges has sole voting and investment power with respect to 9,261 Shares and shared voting and investment power with respect to 475 Shares.

(5) This amount includes 12,600 Shares which Dr. Duerig has the right to acquire under a stock option. Dr. Duerig has sole voting in respect to 3,593 Shares.

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

(7)      See notes (2) through (5) above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  During 1998, certain of Dr. Trbovich's sons were employed by the Company and received, in the aggregate, $128,409 in compensation from the Company.