Form 10QSB
period 1999-03-31
SERVOTRONICS INC /DE/
filed 1999-05-17
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 1999

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            16-0837866
  -------------------------------                            --------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                          Identification No.)

                  1110 Maple Street, Elma, New York 14059-0300
                  --------------------------------------------
                    (Address of principal executive offices)

                                  716-655-5990
                                  ------------
               (Issuer's telephone number, including area code)

  Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  ; No
                                       ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                              Outstanding at April 30, 1999
-----------------------------                   -----------------------------
 Common Stock, $.20 par value                            2,405,488

                                                (See Note 5 to Consolidated
                                                Financial Statements)

Transitional Small Business Disclosure Format (Check one):
  Yes    ; No  X
      ---     ---

                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION

                                                                                                      Page No.
                                                                                                      --------
      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, March 31, 1999                                            3

                b)  Consolidated Statement of Income for the Three Months Ended
                    March 31, 1999 and 1998                                                               4

                c)  Consolidated Statement of Cash Flows for the Three Months Ended
                    March 31, 1999 and 1998                                                               5

                d)  Notes to Consolidated Financial Statements                                            6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                 9

                Signatures                                                                               12

      Item 6(a). Exhibits

              27 Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $      1,213
  Accounts receivable                                                                                    2,231
  Inventories                                                                                            9,735
  Prepaid income taxes                                                                                     124
  Deferred tax asset                                                                                       539
  Other                                                                                                  1,098
                                                                                                  ------------
     Total current assets                                                                               14,940
                                                                                                  ------------

Property, plant and equipment, net                                                                       7,291

Other assets                                                                                               626
                                                                                                  ------------
                                                                                                  $     22,857
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        254
  Accounts payable                                                                                         965
  Accrued employee compensation and benefit costs                                                          846
  Other accrued liabilities                                                                                270
                                                                                                  ------------
     Total current liabilities                                                                           2,335
                                                                                                  ------------

Long-term debt                                                                                           6,877

Non-current deferred tax liability                                                                         477

Other non-current liability                                                                                277

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,324
  Retained earnings                                                                                      2,845
  Accumulated other comprehensive income                                                                   (43)
                                                                                                  ------------
                                                                                                        16,649

  Employee stock ownership trust commitment                                                             (2,741)
  Treasury stock, at cost 209,018 shares                                                                (1,017)
                                                                                                  ------------
Total shareholders' equity                                                                              12,891
                                                                                                  ------------
                                                                                                  $     22,857
                                                                                                  ============



               See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            1999             1998
                                                                                            ----             ----
Net revenues                                                                           $   3,591         $    4,438

Costs and expenses:
   Cost of goods sold                                                                      2,505              3,201
   Selling, general and administrative                                                       696                806
   Interest                                                                                   67                 79
   Depreciation and amortization                                                             157                158
                                                                                       ---------         ----------

                                                                                           3,425              4,244
                                                                                       ---------         ----------

Income before income taxes and cumulative
   effect of a change in accounting principle                                                166                194

Income tax provision                                                                          66                 81
                                                                                       ---------         ----------

Income before cumulative effect of a change
   in accounting principle                                                                   100                113

Cumulative effect of a change
   in accounting principle                                                                   (75)                 0
                                                                                       ----------        ----------

Net income                                                                             $      25         $      113
                                                                                       =========         ==========


Income (Loss) Per Share:

Basic
-----
Income per share before cumulative effect of a
   change in accounting principle                                                      $    0.06         $     0.07
Cumulative effect per share of a change in
   accounting principle                                                                    (0.04)              0.00
                                                                                       ----------        ----------
Net income per share                                                                   $    0.02         $     0.07
                                                                                       =========         ==========

Diluted
-------
Income per share before cumulative effect of a
   change in accounting principle                                                      $    0.06               0.06
Cumulative effect per share of a change in
   accounting principle                                                                    (0.04)              0.00
                                                                                       ----------        ----------
Net income per share                                                                   $    0.02         $     0.06
                                                                                       =========         ==========



                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        1999            1998
                                                                                        ----            ----
Cash flows related to operating activities:
   Net income                                                                         $      25      $     113
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                            157            158
   Cumulative effect of change in accounting principle                                       75              0
Change in assets and liabilities -
        Accounts receivable                                                                 (33)          (132)
        Inventories                                                                        (876)           (75)
        Prepaid income taxes                                                                (59)          (105)
        Other current assets                                                                278           (268)
        Other assets                                                                          4              4
        Accounts payable                                                                     75             82
        Accrued employee compensation & benefit costs                                       (84)           180
        Other accrued liabilities                                                            87             64
                                                                                      ---------      ---------

Net cash (used in) provided by operating activities                                        (351)            21
                                                                                      ----------     ---------

Cash flows related to investing activities:
Capital expenditures - property, plant &
     equipment                                                                             (238)          (187)
                                                                                      ----------     ----------

Net cash used in investing activities                                                      (238)          (187)
                                                                                      ----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                                                    0            150
   Payments on demand loan                                                                    0           (150)
   Acquisition of long-term debt                                                          1,000              0
   Principal payments on long-term debt                                                    (262)           (56)
   Tax benefit from stock options                                                            55              0
                                                                                      ----------     ----------

Net cash provided by (used in) financing activities                                         793            (56)
                                                                                      ---------      ----------

Net increase (decrease) in cash                                                             204           (222)

Cash at beginning of period                                                               1,009          1,185
                                                                                      ---------      ---------

Cash at end of period                                                                 $   1,213      $     963
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

         Included in other current assets are $635,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories
         -----------

                                                                                                    March 31, 1999
                                                                                                    --------------
              Raw materials and common parts                                                         $    1,445
              Work-in-process (including engineering and other
                  support costs)                                                                          7,962
              Finished goods                                                                                564
                                                                                                     ----------
                                                                                                          9,971

              Less common parts expected to be used after one year                                         (236)
                                                                                                     ----------
                                                                                                     $    9,735
                                                                                                     ==========

         Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

         On January 1, 1999, as required by the Accounting Standards Executive Committee, the Company adopted the newly enacted Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP 98-5). The effect of adopting SoP-98-5 resulted in the write-off of approximately $125,000 of start-up costs which were appropriately capitalized to inventory in prior years. An approximate $75,000 charge (net of tax of $50,000) was recorded as of January 1, 1999, which was recorded as a cumulative effect of a change in accounting principle in the March 31, 1999 Consolidated Statement of Income.

3.        Property, plant and equipment
          -----------------------------

                                                                                                    March 31, 1999
                                                                                                    --------------
              Land                                                                                   $       11
              Buildings                                                                                   6,155
              Machinery, equipment and tooling                                                            8,698
                                                                                                     ----------
                                                                                                         14,864

              Less accumulated depreciation                                                              (7,573)
                                                                                                     ----------
                                                                                                     $    7,291
                                                                                                     ==========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.       Long-term debt
         --------------

                                                                                                    March 31, 1999
                                                                                                    --------------
         Industrial Development Revenue Bonds; secured by a
              letter of credit from a bank with interest payable monthly
              at a floating rate (3.50% at March 31, 1999)                                           $   5,000
         Unsecured term note; payable to a financial institution with interest on $500,000 at LIBOR plus 2% (7.09% at March 31, 1999)
              and interest on the remaining $500,000 at a current rate of 5.86%;
              quarterly principal payments of $35,714 through February 1, 2006                           1,000
         Various other secured term notes payable to government agencies                                 1,131
                                                                                                     ---------
                                                                                                         7,131

              Less current portion                                                                        (254)
                                                                                                     ---------
                                                                                                     $   6,877
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

         The Company also has a $1,000,000 line of credit on which there was no amount outstanding at March 31, 1999.

5.       Common shareholders' equity
         ---------------------------

                                        Common stock
                                        ------------                                                               Accumulated
                                   Number           Capital in                                                        other
                                  of shares          excess of   Retained              Treasury   Comprehensive   comprehensive
                                   issued   Amount   par value   earnings     ESOP       stock       income          income
                                   ------   ------   ---------   --------     ----       -----       ------          ------

Balance December
    31, 1998                     2,614,506   $523    $13,324      $2,904   ($ 2,741)  ($ 1,156)                   ($      43)
                                 =========   ====    =======       =====    =======    =======                     =========
Comprehensive income
   Net income                        -        -        -          $   25      -          -          $    25            -
   Other comprehensive income,
     net of tax                      -        -         -           -         -          -            -                -
     Minimum pension liability
      adjustment                     -        -         -           -         -          -            -                -
   Other comprehensive income        -        -         -           -         -          -            -                -
                                                                                                    -------
Comprehensive income                 -        -         -           -         -          -          $    25            -
                                                                                                    =======
Issuance of common stock             -        -         -            (84)     -          -                             -
Compensation expense                 -        -         -           -         -          -                             -
Treasury stock                       -        -         -           -         -            139                         -
Exercise of stock options            -        -         -           -         -          -                             -
                                 ---------   ----    -------      ------   --------   --------                    ------
Balance March 31, 1999           2,614,506   $523    $13,324      $2,845   ($ 2,741)  ($ 1,017)                   ($      43)
                                 =========   ====    =======       =====    =======    =======                     =========

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

                                                                          Three Months Ended
                                                                               March 31,
                 ($000's omitted, except per share data)                1999                1998
                 ---------------------------------------                ----                ----
                 Income before cumulative effect of a
                    change in accounting principle                    $  100            $    113
                 Cumulative effect of a change in
                    accounting principle                                 (75)                  -
                                                                         ----              -----
                 Net earnings                                         $   25            $    113
                 Weighted average common shares
                    outstanding (basic)                                1,792               1,727
                 Incremental shares from assumed
                    conversions of stock options                           5                  48
                 Weighted average common
                    shares outstanding (diluted)                       1,797               1,775
                 Income (Loss) Per Share
                 Basic
                 -----
                 Income per share before cumulative effect of a
                    change in accounting principle                    $  0.06            $   0.07
                 Cumulative effect per share of a change in
                    accounting principle                                (0.04)               0.00
                                                                      --------           --------
                 Net income per share:                                $  0.02            $   0.07
                                                                      =======            ========
                 Diluted
                 -------
                 Income per share before cumulative effect of a
                    change in accounting principle                    $  0.06            $   0.06
                 Cumulative effect per share of a change in
                    accounting principle                                (0.04)               0.00
                                                                      --------           --------
                 Net income per share                                 $  0.02            $   0.06
                                                                      =======            ========

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                                                 Relationship to     Period to
                                                                                  net revenues       period $
                                                                               three months ended    increase
                                                                                    March 31        (decrease)
                                                                                 1999      1998        99-98
                                                                                 ----      ----        -----
Net revenues
   Advanced technology products                                                  58.6%      60.6%     (22.0)%
   Consumer products                                                             41.4%      39.4%     (13.3)%
                                                                                -----      -----       ----

                                                                                100.0%     100.0%     (19.1)%

Cost of goods sold, exclusive of
   depreciation                                                                  69.8%      72.1%     (21.7)%
                                                                                 ----      -----       ----

Gross profit                                                                     30.2%      27.9%     (12.2)%
                                                                                 ----      -----       ----

Selling, general and administrative                                              19.4%      18.2%     (13.6)%
Interest                                                                          1.9%       1.8%     (15.2)%
Depreciation and amortization                                                     4.4%       3.6%      (0.6)%
                                                                                  ----     -----       ----

                                                                                 25.7%      23.6%     (29.4)%
                                                                                 -----     -----       ----
Income before income taxes and cumulative
   effect of a change in accounting principle                                     4.5%       4.3%     (14.4)%

Income tax provision                                                              1.7%       1.8%     (18.5)%
                                                                                  ----     -----       ----

Net income before cumulative effect of a change
   in accounting principle                                                        2.8%       2.5%     (11.5)%
                                                                                  ----     -----       ----

Cumulative effect of a change in accounting principle                            (2.1)%      0.0%        --
                                                                                 -----     -----       ----

Net income                                                                        0.7%       2.5%     (77.9)%
                                                                                  ====     =====       ====

Management Discussion
---------------------

         During the three month period ended March 31, 1999 and for the comparable period ended March 31, 1998, approximately 13% and 20% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the three month period ended March 31, 1999 showed an approximate 19.1% decrease in net revenues and a decrease in net income of approximately 11.5%, before the $75,000 cumulative effect of a change in accounting principle, when compared to the same three month period of 1998. The decrease in revenues is primarily the result of the stretch-out of certain Advanced Technology Group's deliveries.

         The Advanced Technology Group's total backlog (funded and unfunded) as of March

31, 1999 increased by approximately $3,200,000 from a year earlier. The March 31, 1999 total backlog is approximately $60,600,000 as compared to $57,400,000 of which $51,000,000 and $50,000,000 were unfunded in each of the respective comparative periods. Approximately $36,700,000 of the March 31, 1999 backlog is for product deliveries beyond 2001. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Operating profit as a percentage of net revenues for the three month period ended March 31, 1999 decreased to 4.5% from 4.3% as reported for the same three month period of 1998. The fluctuations in operating profit as a percentage of net revenues are primarily the result of differences in product mix.

         Selling, general and administrative costs decreased for the three month period ended March 31, 1999 when compared to the comparable period of 1998 primarily because of an increase in professional costs.

         Income taxes for the three month period ended March 31, 1999 decreased as a percentage of income before taxes when compared to the comparable period of 1998 because of the effects of variable state income taxes.

Liquidity and Capital Resources
-------------------------------

         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at March 31, 1999, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

         During the three month period ended March 31, 1999, the Company expended $238,000 on capital expenditures.

         There are no material commitments for capital expenditures at March 31, 1999.

Year 2000 Initiatives
---------------------

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

         To date, the Company has assessed its internal computing systems and determined that there are no apparent material Year 2000 issues, although certain reprogramming of internal systems were determined to be desirable and are being accomplished. With respect to external compliance, the Company has developed and mailed a Year 2000 survey to its suppliers, customers and financial institutions to determine their Year 2000 readiness and compliance. As of April 30, 1999, the Company has not received notification from any such outside parties that any material Year 2000 readiness or compliance issues have been identified.

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

                           FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, the growth of the national deficit and difficulty in predicting defense appropriations, the discontinuance of current defense programs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund and issue substantial follow-on orders to the Company for long-term programs, competitive products and pricing, difficulties in the development or commercialization of products, product demand and market acceptance, both for the Company's products and its customers' products which incorporate components supplied by the Company, enforceability of intellectual property rights, capacity and supply, the effects of foreign competition, and the Company's future accounting policies. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999




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