Form 10QSB
period 1999-06-30
SERVOTRONICS INC /DE/
filed 1999-08-16
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

  Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        16-0837866
           --------                                        ----------
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

                                                          Yes   [X];    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                                 Outstanding at July 31, 1999
--------------------------------                    ----------------------------
  Common Stock, $.20 par value                                2,405,488
                                                    (See Note 5 to Consolidated
                                                    Financial Statements)

   Transitional Small Business Disclosure Format (Check one):
       Yes [ ];    No [X]

                                      INDEX
                                      -----


          PART I. FINANCIAL INFORMATION                                Page No.

Item 1.   Financial Statements

          a)  Consolidated Balance Sheet, June 30, 1999                   3

          b)  Consolidated Statement of Income for the Three
              and Six Months Ended June 30, 1999 and 1998                 4

          c)  Consolidated Statement of Cash Flows for the Six
              Months Ended June 30, 1999 and 1998                         5

          d)  Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis or Plan of Operation      10

          PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders            12

          Signatures                                                     13


Item 6(a). Exhibits

      27     Financial Data Schedule



                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                 $  1,083
  Accounts receivable                                                     2,540
  Inventories                                                             9,728
  Prepaid income taxes                                                       28
  Deferred tax asset                                                        539
  Other                                                                   1,511
                                                                       --------

     Total current assets                                                15,429
                                                                       --------
Property, plant and equipment, net                                        7,211

Other assets                                                                622

                                                                       $ 23,262
                                                                       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                    $    254
  Demand loan                                                               250
  Accounts payable                                                          985
  Accrued employee compensation and benefit costs                           940
  Other accrued liabilities                                                 217
                                                                       --------

     Total current liabilities                                            2,646
                                                                       --------
Long-term debt                                                            6,824

Non-current deferred tax liability                                          477

Other non-current liability                                                 277

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,324
  Retained earnings                                                       2,992
  Accumulated other comprehensive income                                    (43)
                                                                       --------

                                                                         16,796

  Employee stock ownership trust commitment                              (2,741)
  Treasury stock, at cost 209,018 shares                                 (1,017)
                                                                       --------
Total shareholders' equity                                               13,038
                                                                       --------
                                                                       $ 23,262
                                                                       ========

                See notes to consolidated financial statements.



                                                 SERVOTRONICS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF INCOME

                                               ($000's omitted except per share data)
                                                             (Unaudited)


                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                           1999             1998              1999             1998
                                                           ----             ----              ----             ----

Net revenues                                               $4,614          $4,492          $ 8,205           $8,930

Costs and expenses:
   Cost of goods sold                                       3,248           2,973            5,753            6,174
   Selling, general and administrative                        873             859            1,569            1,665
   Interest                                                    92              84              159              163
   Depreciation and amortization                              156             160              313              318
                                                           ------          ------          -------           ------

                                                            4,369           4,076            7,794            8,320
                                                           ------          ------          -------           ------

Income before income taxes and cumulative
   effect of a change in accounting principle                 245             416              411              610

Income tax provision                                           98             175              164              256
                                                           ------          ------          -------           ------

Income before cumulative effect of a change
   in accounting principle                                    147             241              247              354

Cumulative effect of a one-time change
   in accounting principle                                     --              --              (75)              --
                                                           ------          ------          -------           ------

Net income                                                 $  147          $  241          $   172           $  354
                                                           ======          ======          =======           ======


Income (Loss) Per Share:
Basic
Income per share before cumulative effect of a
   change in accounting principle                          $ 0.08          $ 0.14          $  0.14           $ 0.20
Cumulative effect per share of a change in
   accounting principle                                        --              --            (0.04)              --
                                                           ------          ------          -------           ------
Net income per share                                       $ 0.08          $ 0.14          $  0.10           $ 0.20
                                                           ======          ======          =======           ======
Diluted
Income per share before cumulative effect of a
   change in accounting principle                          $ 0.08          $ 0.13          $  0.14             0.20
Cumulative effect per share of a change in
   accounting principle                                        --              --            (0.04)              --
                                                           ------          ------          -------           ------
Net income per share                                       $ 0.08          $ 0.13          $  0.10           $ 0.20
                                                           ======          ======          =======           ======



                 See notes to consolidated financial statements


                                                              SERVOTRONICS, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       ($000's omitted)
                                                                          (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     1999                   1998
                                                                                     ----                   ----

Cash flows related to operating activities:
   Net income                                                                      $   172               $   354
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                       313                   318
   Cumulative effect of change in accounting principle                                  75                    --
Change in assets and liabilities -
        Accounts receivable                                                           (342)                 (832)
        Inventories                                                                   (869)                 (283)
        Prepaid income taxes                                                            37                    38
        Other current assets                                                          (135)                  (78)
        Other assets                                                                     8                     8
        Accounts payable                                                                95                   337
        Accrued employee compensation & benefit costs                                   10                   168
        Other accrued liabilities                                                       34                    43
        Accrued income tax                                                              --                     8
                                                                                   -------               -------

Net cash (used in) provided by operating activities                                   (602)                   81
                                                                                   -------               -------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                      (314)                 (279)
                                                                                   -------               -------

Net cash used in investing activities                                                 (314)                 (279)
                                                                                   -------               -------

Cash flows related to financing activities:
   Increase in demand loan                                                             350                   150
   Payments on demand loan                                                            (100)                 (350)
   Acquisition of long-term debt                                                     1,000                    --
   Principal payments on long-term debt                                               (315)                 (111)
   Issuance of common stock                                                             --                    26
   Net cash proceeds from exercise of stock options                                     55                    --
                                                                                   -------               -------

Net cash provided by (used in) financing activities                                    990                  (285)
                                                                                   -------               -------

Net increase (decrease) in cash                                                         74                  (483)

Cash at beginning of period                                                          1,009                 1,185
                                                                                   -------               -------

Cash at end of period                                                              $ 1,083               $   702
                                                                                   =======               =======


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

         Included in other current assets are $1,064,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                                            June 30, 1999
         -----------                                                            -------------


               Raw materials and common parts                                       $ 1,489
               Work-in-process (including engineering and other
                   support costs)                                                     7,911
               Finished goods                                                           564
                                                                                    -------
                                                                                      9,964

               Less common parts expected to be used after one year                    (236)
                                                                                    -------

                                                                                    $ 9,728
                                                                                    =======


         Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

         On January 1, 1999, as required by the Accounting Standards Executive Committee, the Company adopted the newly enacted Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP-98-5). The effect of adopting SoP-98-5 resulted in the write-off of approximately $125,000 of start-up costs which were appropriately capitalized to inventory in prior years. An approximate $75,000 charge (net of tax of $50,000) was recorded as of January 1, 1999, which was recorded as a cumulative effect of a change in accounting principle in the June 30, 1999 Consolidated Statement of Income.

3.        Property, plant and equipment
                                                                                June 30, 1999
                                                                                -------------
               Land                                                                 $     11
               Buildings                                                               6,156
               Machinery, equipment and tooling                                        8,773
                                                                                    --------
                                                                                      14,940
               Less accumulated depreciation                                          (7,729)
                                                                                    --------
                                                                                    $  7,211
                                                                                    ========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4.       Long-term debt
        ---------------                                                                         June 30, 1999
                                                                                                -------------

         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly at a floating rate
              (4.0% at June 30, 1999)                                                              $ 5,000

          Unsecured term note; payable to a financial institution with interest on $464,000 at LIBOR plus 2% (7.09% at June 30, 1999) and interest on the remaining $500,000 at a current rate of 5.86%;
               quarterly principal payments of $35,714 through February 1, 2006                        964

          Various other secured term notes payable to government agencies                            1,114
                                                                                                   -------

                                                                                                     7,078

               Less current portion                                                                   (254)
                                                                                                   -------

                                                                                                   $ 6,824
                                                                                                   =======


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

         The Company also has a $1,000,000 line of credit on which there was $250,000 outstanding at June 30, 1999.



5.       Common shareholders' equity
         ---------------------------
                                   Common stock
                                  --------------                                                                 Accumulated
                                 Number            Capital in                                                        other
                                of shares          excess of   Retained            Treasury     Comprehensive   comprehensive
                                 issued   Amount   par value   earnings   ESOP      stock          income           income
                                ---------------------------------------------------------------------------------------------

 Balance December
   31, 1998                     2,614,506   $523    $13,324    $2,904   ($ 2,741)  ($ 1,156)                       ($      43)
                                =========   ====    =======    ======  =========    =======                        ==========
Comprehensive income
   Net income                        -        -         -       $  172        -          -        $   172                  -
   Other comprehensive income,
      net of tax                     -        -         -           -         -          -            -                    -
       Minimum pension liability
         adjustment                  -        -         -           -         -          -            -                    -

   Other comprehensive income        -        -         -           -         -          -            -                    -
                                                                                                  -------
Comprehensive income                 -        -         -           -         -          -        $   172                  -
                                                                                                  =======
Issuance of common stock             -        -         -          (84)       -          -                                 -
Compensation expense                 -        -         -           -         -          -                                 -
Treasury stock                       -        -         -           -         -          139                               -
Exercise of stock options            -        -         -           -         -          -                                 -
                                ---------   ----    -------     ------    --------   --------                       ----------
Balance June 30, 1999           2,614,506   $523    $13,324     $2,992    ($ 2,741) ($ 1,017)                       ($      43)
                                =========   ====    =======     ======    ========  ========                        ==========

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

                                                           Three Months Ended                    Six Months Ended
                                                                 June 30,                            June 30,
                                                           1999           1998               1999               1998
                                                           ----           ----               ----               ----
Income before cumulative effect of a
   change in accounting principle                       $     147        $     241        $     247         $     354
Cumulative effect of a change in
   accounting principle                                      --               --                (75)             --
                                                        ---------        ---------        ---------         ---------
Net earnings                                            $     147        $     241        $     172         $     354

Weighted average common shares
   outstanding (basic)                                      1,811            1,739            1,801             1,733
Incremental shares from assumed
   conversions of stock options                                 4               62                5                62
Weighted average common
   shares outstanding (diluted)                             1,815            1,801            1,806             1,795
  Income (Loss) Per Share:

  Basic
  -----
  Income per share before cumulative effect of a
     change in accounting principle                     $    0.08        $    0.14        $    0.14         $    0.20
  Cumulative effect per share of a change in
     accounting principle                                      --               --            (0.04)               --
                                                        ---------        ---------        ---------         ---------
  Net income per share                                  $    0.08        $    0.14        $    0.10         $    0.20
                                                        =========        =========        =========         =========
  Diluted
  -------
  Income per share before cumulative effect of a
     change in accounting principle                     $    0.08        $    0.13        $    0.14         $    0.20
  Cumulative effect per share of a change in
     accounting principle                                      --               --            (0.04)               --
                                                        ---------        ---------        ---------         ---------
  Net income per share                                  $    0.08        $    0.13        $    0.10         $    0.20
                                                        =========        =========        =========         =========

6.       Business segments
         -----------------
         The Company operates in two business segments, Advanced Technology Products and Consumer Products. The Company's reportable segments are strategic business units that offer different products and services. The segments are separate corporations and are managed separately. Operations in Advanced Technology Products involve the design, manufacture, and marketing of servo-control components for government and commercial industrial applications. Consumer Products operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumer and government agencies. The Company derives substantially all of its sales revenue from domestic customers.

                                                               Advanced
                Period ended                                  Technology         Consumer
                June 30, 1999                                  Products          Products           Consolidated
                -------------                                  --------          --------           ------------

         Revenues from unaffiliated customers                 $   4,976          $  3,230           $   8,205
                                                              =========          ========           =========

         Operating profit                                     $     870          $    (88)          $     782
                                                              =========          =========

         Interest expense                                                                                (159)

         General corporate expense                                                                       (212)

         Income before income taxes and
            cumulative effect of change in
            accounting principle                                                                    $     411
                                                                                                    =========

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

                                                     Relationship to     Period to      Relationship to    Period to
                                                      net revenues        period $        net revenues      period $
                                                   three months ended    increase      six months ended    increase
                                                         June 30        (decrease)          June 30       (decrease)
                                                     1999       1998      99-98        1999       1998      99-98
                                                     ----       ----      -----        ----       ----      -----
Net revenues
   Advanced technology products                      62.7%      62.7%      3.8%        60.6%      61.9%     (9.1%)
   Consumer products                                 37.3%      37.3%      0.9%        39.4%      38.1%     (6.5%)
                                                     -----      -----      ----        -----      -----     -----

                                                    100.0%     100.0%      2.7%       100.0%     100.0%     (8.1%)

Cost of goods sold, exclusive of
   depreciation                                      70.4%      66.2%      9.2%        70.1%      69.1%     (6.8%)
                                                     -----      -----      ----        -----      -----     -----

Gross profit                                         29.6%      33.8%    (10.1%)       29.9%      30.9%    (11.0%)
                                                     -----      -----     -----        -----      -----     ------

Selling, general and administrative                  18.9%      19.1%      1.6%        19.1%      18.6%     (5.8%)
Interest                                              2.0%       1.9%      9.5%         1.9%       1.8%     (2.5%)
Depreciation and amortization                         3.4%       3.6%     (2.5%)        3.8%       3.6%     (1.6%)
                                                      ----       ----      ----         ----       ----     -----

                                                     24.3%      24.6%      8.6%        24.8%      24.0%     (9.9%)
                                                     -----      -----      ----        -----      -----     -----

Income before income taxes and cumulative
   effect of a change in accounting principle         5.3%       9.2%    (41.1%)        5.1%       6.9%    (32.6%)

Income tax provision                                  2.1%       3.8%    (44.0%)        2.1%       2.9%    (35.9%)
                                                      ----       ----     -----         ----       ----     ------

Net income before cumulative effect of a change
   in accounting principle                            3.2%       5.4%    (39.0%)        3.0%       4.0%    (30.2%)
                                                      ----       ----     -----         ----       ----     ------

Cumulative effect of a change in accounting principle   --         --      -           (0.9%)        --       --
                                                      ----       ----                   ----       ----

Net income                                            3.2%       5.4%    (39.0%)        2.1%       4.0%    (51.4%)
                                                      ====       ====     ======        ====       ====     ======

Management Discussion
---------------------

         During the six month period ended June 30, 1999 and for the comparable period ended June 30, 1998, approximately 15% and 23% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. For the second quarter of 1999 and 1998, approximately 15% and 26% of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the six month period ended June 30, 1999 showed an approximate 8.1% decrease in net revenues and a decrease in net income of approximately 30.2%, before the $75,000 cumulative effect of a change in accounting principle, when compared to the same six month period of 1998. For the second quarter of 1999, net sales increased approximately 2.7% with a decrease in net income of 39%. The six month decrease in revenues is primarily the result of the stretch-out of certain Advanced Technology Group's deliveries offset by increased revenues in the second quarter due to revenue recognized on contracts accounted for under the percentage of completion method [cost-to-cost (See Note 1)]. These same factors contributed to the fluctuations in net income and operating profit as discussed below.

         The Advanced Technology Group's total backlog (funded and unfunded) as of June 30, 1999 increased by approximately $3,400,000 from a year earlier. The June 30, 1999 total backlog is approximately $58,900,000 as compared to $55,500,000 of which $50,200,000 and $48,200,000 were unfunded in each of the respective comparative periods. Approximately $36,400,000 of the June 30, 1999 backlog is for product deliveries beyond 2001. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

         Operating profit as a percentage of net revenues for the six month period ended June 30, 1999 decreased to 5.1% from 6.9% as reported for the same six month period of 1998. For the second quarter of 1999, operating profit as a percent of net revenue decreased to 5.3% from 9.2% when compared to the same period of 1998. The fluctuations in operating profit as a percentage of net revenues are primarily the result of differences in product mix.

         Selling, general and administrative costs as a percentage of net revenues remained reasonably consistent for the six and three month periods ended June 30, 1999 when compared to the comparable period of 1998.

         Income taxes for the six and three month periods ended June 30, 1999 decreased as a percentage of income before taxes when compared to the comparable period of 1998 because of the effects of variable state income taxes.

Liquidity and Capital Resources
-------------------------------

         Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at June 30, 1999, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the Company to support new programs and the request of customers for shorter production lead times.

         During the six month period ended June 30, 1999, the Company expended $314,000 on capital expenditures.

         There are no material commitments for capital expenditures at June 30, 1999.

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

         To date, the Company has assessed its internal computing systems and determined that there are no apparent material Year 2000 issues, although certain reprogramming of internal systems were determined to be desirable and have been completed. With respect to external compliance, the Company has developed and mailed a Year 2000 survey to its suppliers, customers and financial institutions to determine their Year 2000 readiness and compliance. As of July 31, 1999, the Company has not received notification from any such outside parties that any material Year 2000 readiness or compliance issues have been identified.

         The Company has implemented Phase III and is unaware of any internal Year 2000 issues that will not be resolved by the end of 1999. Should the Company become aware of any internal or external Year 2000 issues that will not be resolved by the end of 1999, it will immediately formulate and implement the appropriate solutions and contingency plans. In any event, it is anticipated that the Company will complete all phases of its Year 2000 plan by the end of 1999.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------

         The annual meeting of shareholders of the Registrant was held on June 29, 1999. At the meeting, each of the directors of the Registrant was elected to serve until the next annual meeting of shareholders until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                                                Withheld
                  Name of Nominee                   For                         Authority
                  ---------------                   ---                         ---------
                  Dr. William H. Duerig            2,266,371                        4,309
                  Donald W. Hedges                 2,266,371                        4,309
                  Nicholas D. Trbovich, Jr.        2,266,588                        4,092
                  Dr. Nicholas D. Trbovich         2,266,588                        4,092

                           FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy and global competition, difficulty in predicting defense appropriations, the vitality and ability of the commercial aviation industry to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, and market demand and acceptance both for the Company's products and its customers' products which incorporate company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1999




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