Form 10QSB
period 1999-09-30
SERVOTRONICS INC /DE/
filed 1999-11-12
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended September 30, 1999

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 1 - 7109


                               SERVOTRONICS, INC.
        -----------------------------------------------------------------
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


                                  716-655-5990
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X ;   No
                                       ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at October 31, 1999
----------------------------                     -------------------------------
Common Stock, $.20 par value                                2,405,488
                                                   (See Note 5 to Consolidated
                                                      Financial Statements)

Transitional Small Business Disclosure Format (Check one):
Yes    ;   No  X
    ---       ---

                                      INDEX
                                      -----



        PART I. FINANCIAL INFORMATION                                   Page No.
                                                                        --------
Item 1. Financial Statements

        a) Consolidated Balance Sheet, September 30, 1999                   3

        b) Consolidated Statement of Income for the Three and
           Nine Months Ended September 30, 1999 and 1998                    4

        c) Consolidated Statement of Cash Flows for the
           Nine Months Ended September 30, 1999 and 1998                    5

        d) Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis or Plan of Operation           9

        PART II. OTHER INFORMATION

        Signatures                                                         13

Item 6(a). Exhibits

      27 Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1999

                     ($000's omitted except per share data)
                                   (Unaudited)


Assets
Current assets:
  Cash                                                              $     819
  Accounts receivable                                                   2,604
  Inventories                                                           9,847
  Prepaid income taxes                                                     31
  Deferred tax asset                                                      539
  Other                                                                 1,457
                                                                    ---------
     Total current assets                                              15,297
                                                                    ---------
Property, plant and equipment, net                                      7,386
Other assets                                                              619
                                                                    ---------
                                                                    $  23,302
                                                                    =========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                 $     254
  Demand loan                                                             300
  Accounts payable                                                      1,131
  Accrued employee compensation and benefit costs                         880
  Other accrued liabilities                                               112
                                                                    ---------
     Total current liabilities                                          2,677
                                                                    ---------
Long-term debt                                                          6,769
Deferred tax liability                                                    477
Other non-current liability                                               277
Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                             523
  Capital in excess of par value                                       13,324
  Retained earnings                                                     3,056
  Accumulated other comprehensive income                                  (43)
                                                                    ---------
                                                                       16,860
  Employee stock ownership trust commitment                            (2,741)
  Treasury stock, at cost 209,018 shares                               (1,017)
                                                                    ---------
Total shareholders' equity                                             13,102
                                                                    ---------
                                                                    $  23,302
                                                                    =========


                See notes to consolidated financial statements.

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                        1999         1998         1999          1998
                                                        ----         ----         ----          ----
Net revenues                                           $3,862       $4,231       $12,067       $13,161
Costs and expenses:
   Cost of goods sold                                   2,709        3,033         8,462         9,207
   Selling, general and administrative                    799          769         2,368         2,434
   Interest                                                90           77           249           240
   Depreciation and amortization                          157          154           470           472
                                                       ------       ------       -------       -------
                                                        3,755        4,033        11,549        12,353
                                                       ------       ------       -------       -------
Income before income taxes and cumulative
   effect of a change in accounting principle             107          198           518           808
Income tax provision                                       43           83           207           339
                                                       ------       ------       -------       -------
Income before cumulative effect of a change
   in accounting principle                                 64          115           311           469
Cumulative effect of a one-time change
   in accounting principle                                  -            -           (75)            -
                                                       ------       ------       -------       -------
Net income                                             $   64       $  115       $   236       $   469
                                                       ======       ======       =======       =======

Income (Loss) Per Share:

Basic
-----
Income per share before cumulative effect of a
   change in accounting principle                      $ 0.04       $ 0.07       $  0.17       $  0.27
Cumulative effect per share of a change in
   accounting principle                                     -            -         (0.04)            -
                                                       ------       ------       -------       -------
Net income per share                                   $ 0.04       $ 0.07       $  0.13       $  0.27
                                                       ======       ======       =======       =======
Diluted
-------
Income per share before cumulative effect of a
   change in accounting principle                      $ 0.04       $ 0.06       $  0.17       $  0.27
Cumulative effect per share of a change in
   accounting principle                                     -            -         (0.04)            -
                                                       ------       ------       -------       -------
Net income per share                                   $ 0.04       $ 0.06       $  0.13       $  0.27
                                                       ======       ======       =======       =======


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                        1999         1998
                                                                                        ----         ----
Cash flows related to operating activities:
   Net income                                                                         $   236      $   469
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Cumulative effect of change in accounting principle                                     75            -
   Depreciation and amortization                                                          470          472
Change in assets and liabilities -
       Accounts receivable                                                               (406)        (331)
       Inventories                                                                       (988)        (462)
       Prepaid income taxes                                                                34           38
       Other current assets                                                               (81)         (47)
       Other assets                                                                        11           11
       Accounts payable                                                                   241           (9)
       Accrued employee compensation & benefit costs                                      (50)         170
       Other accrued liabilities                                                          (71)         (16)
       Accrued income tax                                                                   -           86
                                                                                      -------      -------
Net cash (used in) provided by operating activities                                      (529)         381
                                                                                      -------      -------
Cash flows related to investing activities:
   Capital expenditures - property, plant & equipment                                    (647)        (372)
                                                                                      -------      -------
Net cash used in investing activities                                                    (647)        (372)
                                                                                      -------      -------
Cash flows related to financing activities:
   Increase in demand loan                                                                600          250
   Payments on demand loan                                                               (300)        (450)
   Acquisition of long-term debt                                                        1,000            -
   Principal payments on long-term debt                                                  (369)        (199)
   Issuance of common stock                                                                 -           26
   Net cash proceeds from exercise of stock options                                        55            -
                                                                                      -------      -------
Net cash provided by (used in) financing activities                                       986         (373)
                                                                                      -------      -------
Net decrease in cash                                                                     (190)        (364)

Cash at beginning of period                                                             1,009        1,185
                                                                                      -------      -------
Cash at end of period                                                                 $   819      $   821
                                                                                      =======      =======


                See notes to consolidated financial statements.

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

   Included in other current assets are $1,023,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

   Reclassification of prior year balances
   ---------------------------------------

   Certain prior year balances have been reclassified to conform with the current year presentation.

2. Inventories
   -----------
                                                              September 30, 1999
                                                              ------------------

     Raw materials and common parts                                $  1,500
     Work-in-process (including engineering and other
         support costs)                                               8,019

     Finished goods                                                     564
                                                                   --------

                                                                     10,083
     Less common parts expected to be used after one year              (236)
                                                                   --------
                                                                   $  9,847
                                                                   ========

   Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. A portion of these costs will, therefore, not be realized within one year.

   On January 1, 1999, as required by the Accounting Standards Executive Committee, the Company adopted the newly enacted Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP 98-5). The effect of adopting SoP 98-5 resulted in the write-off of approximately $125,000 of start-up costs which were appropriately capitalized to inventory in prior years. An approximate $75,000 charge (net of tax of $50,000) was recorded as of January 1, 1999, which was recorded as a cumulative effect of a change in accounting principle in the September 30, 1999 Consolidated Statement of Income.

3. Property, plant and equipment
   -----------------------------
                                                              September 30, 1999
                                                              ------------------
     Land                                                          $     11
     Buildings                                                        6,165
     Machinery, equipment and tooling                                 9,097
                                                                   --------
                                                                     15,273
     Less accumulated depreciation                                   (7,887)
                                                                   --------
                                                                   $  7,386
                                                                   ========

   Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term.

4. Long-term debt
   --------------
                                                              September 30, 1999
                                                              ------------------

   Industrial Development Revenue Bonds; secured by a
     letter of credit from a bank with interest payable
     monthly at a floating rate (4.15% at September 30, 1999)      $ 5,000

   Unsecured term note; payable to a financial institution
     with interest on $429,000 at LIBOR plus 2% (7.88%
     at September 30, 1999) and interest on the remaining
     $500,000 at a current rate of 5.86%; quarterly principal
     payments of $35,714 through February 1, 2006                      929

   Various other secured term notes payable to government
     agencies                                                        1,094
                                                                   -------
                                                                     7,023
     Less current portion                                             (254)
                                                                   -------
                                                                   $ 6,769
                                                                   =======

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

   The Company also has a $1,000,000 line of credit on which there was $300,000 outstanding at September 30, 1999.

5. Common shareholders' equity
   ---------------------------

                                     Common stock
                                     ------------                                                               Accumulated
                                  Number             Capital in                                                    other
                                 of shares           excess of   Retained             Treasury  Comprehensive  comprehensive
                                  issued     Amount  par value   earnings    ESOP      stock       income          income
                                 -------------------------------------------------------------------------------------------
Balance
  December 31, 1998              2,614,506    $523    $13,324     $2,904   ($2,741)   ($1,156)                    ($ 43)
                                 =========    ====    =======     ======    ======     ======                      ====
Comprehensive income
  Net income                         -          -         -       $  236       -          -        $   236           -
  Other comprehensive income,
    net of tax                       -          -         -          -         -          -            -             -
      Minimum pension liability
       adjustment                    -          -         -          -         -          -            -             -
  Other comprehensive income         -          -         -          -         -          -            -             -
                                                                                                   -------
Comprehensive income                 -          -         -          -         -          -        $   236           -
                                                                                                   =======
Issuance of common stock             -          -         -          (84)      -          -                          -
Compensation expense                 -          -         -          -         -          -                          -
Treasury stock                       -          -         -          -         -        139                          -
Exercise of stock options            -          -         -          -         -          -                          -
                                 ---------    ----    -------     ------    ------     ------                      ----
Balance September 30, 1999       2,614,506    $523    $13,324     $3,056   ($2,741)   ($1,017)                    ($ 43)
                                 =========    ====    =======     ======    ======     ======                      ====

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

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                           1999            1998           1999          1998
                                                           ----            ----           ----          ----
  Income before cumulative effect of a
    change in accounting principle                        $   64          $  115         $  311        $  469
  Cumulative effect of a change in
    accounting principle                                       -               -            (75)            -
                                                          ------          ------         ------        ------
  Net earnings                                            $   64          $  115         $  236        $  469

  Weighted average common shares
     outstanding (basic)                                   1,811           1,742          1,804         1,736
  Incremental shares from assumed
     conversions of stock options                              5              29              5            29
  Weighted average common
     shares outstanding (diluted)                          1,816           1,771          1,809         1,765
    Income (Loss) Per Share:

    Basic
    -----
    Income per share before cumulative effect of a
      change in accounting principle                      $ 0.04          $ 0.07         $ 0.17        $ 0.27
    Cumulative effect per share of a change in
      accounting principle                                     -               -          (0.04)            -
                                                          ------          ------         ------        ------
    Net income per share                                  $ 0.04          $ 0.07         $ 0.13        $ 0.27
                                                          ======          ======         ======        ======
    Diluted
    -------
    Income per share before cumulative effect of a
       change in accounting principle                     $ 0.04          $ 0.06         $ 0.17        $ 0.27
    Cumulative effect per share of a change in
       accounting principle                                    -               -          (0.04)            -
                                                          ------          ------         ------        ------
    Net income per share                                  $ 0.04          $ 0.06         $ 0.13        $ 0.27
                                                          ======          ======         ======        ======

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

                                             Advanced
  Period ended                              Technology            Consumer
September 30, 1999                           Products             Products          Consolidated
------------------                          ----------            --------          ------------
Revenues from unaffiliated customers         $   7,432           $   4,635           $12,067
                                             =========           =========           =======
Operating profit                             $   1,238           $    (153)          $ 1,085
                                             =========           ==========
Interest expense                                                                        (249)

General corporate expense                                                               (318)
                                                                                     -------
Income before income taxes and
   cumulative effect of change in
   accounting principle                                                              $   518
                                                                                     =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

   The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                      Relationship to    Period to      Relationship to    Period to
                                                        net revenues      period $        net revenues      period $
                                                     three months ended   increase      nine months ended   increase
                                                        September 30     (decrease)       September 30      (decrease)
                                                     1999       1998       99-98         1999       1998      99-98
                                                    ------     ------     -------       ------     ------    -------
Net revenues
   Advanced technology products                      63.6%      63.2%      (7.5%)        61.6%      62.3%     (8.6%)
   Consumer products                                 36.4%      36.8%     (10.8%)        38.4%      37.7%     (7.8%)
                                                    -----      -----                    -----      -----
                                                    100.0%     100.0%      (8.7%)       100.0%     100.0%     (8.3%)

Cost of goods sold, exclusive of
   depreciation                                      70.1%      71.7%     (10.7%)        70.1%      70.0%     (8.1%)
                                                    -----      -----                    -----      -----

Gross profit                                         29.9%      28.3%      (3.8%)        29.9%      30.0%     (8.8%)
                                                    -----      -----                    -----      -----
Selling, general and administrative                  20.7%      18.2%       3.9%         19.6%      18.5%     (2.7%)
Interest                                              2.3%       1.8%      16.9%          2.1%       1.8%      3.8%
Depreciation and amortization                         4.1%       3.6%       1.9%          3.9%       3.6%     (0.4%)
                                                    -----      -----      -----         -----      -----      ----
                                                     27.1%      23.6%      22.7%         25.6%      23.9%      0.7%
                                                    -----      -----                    -----      -----
Income before income taxes and cumulative
   effect of a change in accounting principle         2.8%       4.7%     (46.0%)         4.3%       6.1%    (35.9%)
Income tax provision                                  1.1%       2.0%     (48.2%)         1.7%       2.5%    (38.9%)
                                                    -----      -----                    -----      -----
Net income before cumulative effect of a change
   in accounting principle                            1.7%       2.7%     (44.3%)         2.6%       3.6%    (33.7%)
                                                    -----      -----                    -----      -----
Cumulative effect of a change in accounting
   principle                                            -          -          -          (0.6%)        -         -
                                                    -----      -----                    -----      -----
Net income                                            1.7%       2.7%     (44.3%)         2.0%       3.6%    (49.7%)
                                                    =====      =====                    =====      =====

Management Discussion
---------------------

   During the nine month period ended September 30, 1999 and for the comparable period ended September 30, 1998, approximately 19% and 23% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. For the third quarter of 1999 and 1998, approximately 27% and 24% of the Company's revenues were derived from comparable sources. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

   The Company's consolidated results of operations for the nine month period ended September 30, 1999 showed an approximate 8.3% decrease in net revenues and a decrease in net income of approximately 33.7%, before the $75,000 cumulative effect of a change in accounting principle, when compared to the same nine month period of 1998. For the third quarter of 1999, net revenue decreased approximately 8.7% with a decrease in net income of 44.3%. The decrease in revenues is primarily the result of the stretch-out of certain Advanced Technology Group's deliveries.

   The Advanced Technology Group's total backlog (funded and unfunded) as of September 30, 1999 increased by approximately $3,033,000 from a year earlier. The September 30, 1999 total backlog is approximately $57,033,000 as compared to $54,000,000 of which $49,200,000 and $45,800,000 were unfunded in each of the respective comparative periods. Approximately $36,400,000 of the September 30, 1999 backlog is for product deliveries beyond 2001. The unfunded portion of the backlog is based on the Company's customers' estimated quantities for multi-year agreements for which the Company has not received firm orders.

   Operating profit as a percentage of net revenues for the nine month period ended September 30, 1999 decreased to 4.3% from 6.1% as reported for the same nine month period of 1998. For the third quarter of 1999, operating profit as a percent of net revenue decreased to 2.8% from 4.7% when compared to the same period of 1998. The fluctuations in operating profit as a percentage of net revenues are primarily the result of differences in product mix.

   Selling, general and administrative costs as a percentage of net revenues remained reasonably consistent for the nine and three month periods ended September 30, 1999 when compared to the comparable period of 1998.

   Income taxes for the nine and three month periods ended September 30, 1999 decreased as a percentage of income before taxes when compared to the comparable period of 1998 because of the effects of variable state income taxes.

Liquidity and Capital Resources
-------------------------------

   Certain contracts of the Advanced Technology Group require development and engineering costs in addition to hardware and the maintenance of inventory for replacement and/or overhaul. The replacement and/or overhaul units are billed at the time of shipment. The inventories at September 30, 1999, include costs associated with the initiation and maintenance of certain programs and costs in anticipation of increased demands upon the

Company to support new programs and the request of customers for shorter production lead times.

   During the nine month period ended September 30, 1999, the Company expended $647,000 on capital expenditures.

   There are no material commitments for capital expenditures at September 30, 1999.

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

   To date, the Company has assessed its internal computing systems and determined that there are no apparent material Year 2000 issues, although certain reprogramming of internal systems were determined to be desirable and have been completed. With respect to external compliance, the Company has developed and mailed a Year 2000 survey to its suppliers, customers and financial institutions to determine their Year 2000 readiness and compliance. As of October 31, 1999, the Company has not received notification from any such outside parties that any material Year 2000 readiness or compliance issues have been identified.

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

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, and market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999



                                   SERVOTRONICS, INC.


                                   By: /s/ Lee D. Burns, Treasurer
                                           -------------------------------
                                           Lee D. Burns, Treasurer and
                                           Chief Financial Officer


                                   By: /s/ Raymond C. Zielinski, Vice President
                                           ------------------------------------
                                           Raymond C. Zielinski, Vice President