Form 10KSB40
period 1999-12-31
SERVOTRONICS INC /DE/
filed 2000-03-30
CIK 89140

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549
                                       FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

     For the transition period from _________________ to _________________.

                           Commission File No. 1-7109

                               SERVOTRONICS, INC.
               (Name of small business issuer as specified in its charter)

           Delaware                                                      16-0837866
(State or other jurisdiction of                                      (I. R. S. Employer
 incorporation or organization)                                      Identification No.)

  1110 Maple Street, Elma, New York                                         14059
(Address of principal executive offices)                                 (Zip Code)
Issuer's telephone number:  716-655-5990


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

    Issuer's revenues for its most recent fiscal year:  $16,165,000.

    As of March 14, 2000 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $7,882,459.97 based on the average of sales prices reported by the American Stock Exchange on that day.

    As of March 14, 2000 the number of $.20 par value common shares outstanding was 2,405,488.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Document                                                         Part of Form 10-KSB
    --------                                                         -------------------
2000 Proxy Statement                                                      Part III

    Transitional Small Business Disclosure Format.  Yes  / /.  No  /x/.

                                     PART I



Item 1.     Description of Business

General

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

     Advanced Technology Products

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

     To fill most of its orders for components, the Registrant must either modify a catalog model or design a new item in order to satisfy the customer's particular requirements. The Registrant also produces unique products based on specifications provided by its customers. The Registrant produces under long-term contracts and other types or orders.

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

     Consumer Products

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

     Advanced Technology Products

     The Registrant's advanced technology products are marketed throughout the United States and are essentially nonseasonal in nature. These products are sold to the United States Government, government prime contractors and commercial manufacturers and end users. Sales are made primarily by the Registrant's professional staff.

     During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 18% of the Registrant's total revenues. If the Registrant were deemed to be unqualified by the United States Government as a contractor or subcontractor, it would lose approximately 30% of its revenue of advanced technology products. In 1999 and 1998 sales of advanced technology products to Honeywell/AlliedSignal and United Technologies, through several of their subsidiaries and/or divisions, respectively, exceeded 10% of Registrant's total revenues. No other single customer represented more than 10% of the Company's revenues in any of these years.

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

Intellectual Properties

     The Company has rights under certain copyrights and registered domain names. In the view of management, the Registrant's competitive position is not dependent on patent protection.

Research Activities

     The amount spent by the Registrant in research and development activities during its 1999 and 1998 fiscal years was not significant.

Environmental Compliance

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

Employees

     The Registrant at December 31, 1999 had approximately 238 employees of which approximately 221 are full time. In excess of 87% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

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


     In Elma, New York, the Registrant leases approximately 38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Registrant to purchase the property for a nominal amount.

     See the consolidated financial statements, including Note 10 thereto, for further information with respect to the Registrant's lease commitments.

     The Registrant possesses modern precision manufacturing and testing equipment suitable for the development, manufacture, assembly and testing of its advanced technology products. The Registrant designs and makes substantially all of the tools, dies, jigs and specialized testing equipment necessary for the production of the advanced technology products. The Registrant also possesses automatic and semi-automatic grinders, tumblers, presses and miscellaneous metal finishing machinery and equipment for use in the manufacture of consumer products.

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

                                     PART II



Item 5.     Market for Common Equity and Related Stockholder Matters

     (a)    Price range of common stock

            The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 1999 and 1998.

                                                      High        Low
                                                   ---------     -------
            1999
                  Fourth Quarter                   $   6-1/8     $ 4-7/8
                  Third Quarter                        7 3/8       4-3/4
                  Second Quarter                      5-7/16       4-1/4
                  First Quarter                            7       4-3/4

            1998
                  Fourth Quarter                   $   7-3/4     $ 6-5/8
                  Third Quarter                           11       7-1/2
                  Second Quarter                      13-3/8       8-3/8
                  First Quarter                       10-1/2      7-5/16

     (b)    Approximate number of holders of common stock

                    Title                             Approximate number of
                     of                               record holders (as of
                    class                              December 31, 1999)
                    -----                             ---------------------
            Common Stock, $.20 par value                       703

     (c)    Dividends on common stock

            No cash dividends were paid in 1999 or 1998.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Summary

     The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                                          PERIOD TO
                                                                  RELATIONSHIP TO           PERIOD
                                                                 NET REVENUES YEAR         INCREASE
                                                                      ENDED               (DECREASE)
                                                                   DECEMBER 31,           YEAR ENDED
                                                                1999           1998         1999-98
                                                                ----           ----       ----------
Net revenues:
  Advanced technology products                                  60.6%          62.4%         (10.7)%
  Consumer products                                             39.4           37.6           (3.5)
                                                              ------         ------         ------

                                                               100.0          100.0           (8.0)
Cost of goods sold                                              75.2           68.2            1.4
                                                              ------         ------         ------
Gross profit                                                    24.8           31.8          (28.1)
                                                              ------         ------         ------
Selling, general and administrative                             20.0           18.1            1.3
Restructuring charge                                             5.3            0.0            0.0
Interest                                                         2.1            1.8           10.3
Depreciation                                                     4.2            3.6            6.2
                                                              ------         ------         ------
                                                                31.6           23.5           17.8
                                                              ------         ------         ------
Income (loss) before income taxes and cumulative
   change in accounting principle and after
   restructure charge                                           (6.7)           8.3            N/A
Income tax provision                                            (2.5)           3.4            N/A
                                                              ------         ------         ------
Income (loss) before cumulative effect of a change
   in accounting principle and after restructure charge         (4.2)           4.9            N/A
Cumulative effect of a change in accounting principle          (10.7)           0.0            0.0
                                                              ------         ------         ------
Net income (loss)                                              (14.9)%          4.9%           N/A
                                                              ======         ======         ======

Management Discussion

     During the year ended December 31, 1999 and for the comparable period ended December 31, 1998, approximately 21% and 24% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current government and/or commercial programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such volatile uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

See also Note 12 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 1999 as Compared to 1998

     The Company's consolidated results of operations for the year ended December 31, 1999 showed an approximate 6.9% decrease in net revenues after excluding $210,000 of gross receipts recorded in 1998 on the settlement of disputes, as previously reported. This decrease is the result of stretch-outs of certain Advanced Technology Group's deliveries as well as the discontinuance of certain product lines in the Consumer Products Group (CPG). Operating income as a percentage of net revenues decreased from approximately 13.7% to 5% when compared to the same period in 1998 primarily due to write-off of costs incurred to start new programs at both the Advanced Technology and Consumer Products Groups.

     Selling, general and administrative costs increased by approximately 1% for the year ended December 31, 1999 when compared to the same period in 1998. This was primarily incurred to support certain new programs and contract commitments.

     Restructuring charges of $854,000 were recorded in 1999 in connection with the discontinuance of certain products in the CPG in an effort to restructure the overall business' strategic plan and to redirect the Company's efforts to target "niche" and core-products. (See also Note 2 to the consolidated financial statements.) No similar charges were incurred in 1998.

     Interest expense increased by approximately 10% for the year ended December 31, 1999 when compared to the same period in 1998 due to an increase in both institutional debt and fluctuations in interest rates on long-term debt. Depreciation expense increased due to an increase in capital expenditures.

     As the result of the early adoption of the newly enacted accounting pronouncements [Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements " and timely adoption of Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP 98-5)] the Company wrote-off $1,727,000 after tax which were previously appropriately capitalized. The early adoption of these pronouncements resulted in the recognition of the related tax benefit of $1,013,000 in the December 31, 1999 financial statements. These charges were recorded as a cumulative effect of a change in accounting principle in the December 31, 1999 Consolidated Statement of Income. (See Note 4 to the consolidated financial statements.)
No similar charges were incurred in 1998.

Results of Operations - Year 1998 as Compared to 1997

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

Liquidity and Capital Resources

     The Company's primary liquidity and capital requirements relate to the working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company's primary sources of liquidity have been from positive cash flows and from bank financing.

     During the year ended December 31, 1999, the Company expended $841,000 on capital expenditures. During the year ended December 31, 1998, the Company expended $471,000. The Company also has a $1,000,000 line of credit at December 31, 1999 on which there is $450,000 outstanding at December 31, 1999.

     There are no material commitments for capital expenditures at December 31, 1999.

Year 2000

     The Company's year 2000 computer compliance efforts were successful. The Company moved into the year 2000 without impact or interruption to its business as a result of year 2000 computer problems. Although no year 2000 computer problems have occurred or are anticipated, the Company continues to monitor the situation.

Item 7.     Financial Statements

     The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1999 fiscal year or such information will be included by amendment.

Item 10. Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1999 fiscal year or such information will be included by amendment.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1999 fiscal year or such information will be included by amendment.

Item 12. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 1999 fiscal year or such information will be included by amendment.

Item 13.    Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   Exhibit
                   number            Presentation                          Reference
                   -------           ------------                          ---------
                    3(A)(1)    Certificate of Incorporation            Exhibit 3(A)(1) to 1996
                                                                         Form 10-KSB*

                    3(A)(2)      Amendments to Certificate             Exhibit 3(A)(2) to 1996
                                 of Incorporation dated                  Form 10-KSB*
                                 August 27, 1984

                    3(A)(3)      Certificate of designation            Exhibit 4(A) to 1987
                                 regarding Series I                      Form 10-K*
                                 preferred stock


                    3(A)(4)      Amendments to Certificate             Exhibit 3(A)(4) to 1998
                                 of Incorporation dated                  Form 10-K*
                                 June 30, 1998

                    3(B)         By-laws                               Exhibit 3(B) to 1986
                                                                         Form 10-K*

                    4.1(A)       First amended and restated            Exhibit 4(A) to 1993
                                 term loan agreement with                 Form 10-KSB*
                                 Fleet Bank of New York
                                 dated October 4, 1993

                    4.1(B)       Second amended and restated           Filed herewith
                                 term loan agreement with
                                 Fleet Bank of New York
                                 dated February 26, 1999

                    4.1(C)       First amendment to second             Filed herewith
                                 amended and restated term
                                 loan agreement with
                                 Fleet Bank of New York dated
                                 December 17, 1999

                   4.2(A)(1)     Letter of Credit Reimbursement        Exhibit 4(B)(1)
                                 to Agreement with Fleet Bank            1994 10-KSB*
                                 dated December 1, 1994


--------------------------------------------------------------

*    Incorporated herein by reference (File No. 1-7109)

**   Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   number            Presentation                                           Reference
                   -------           ------------                                           ---------

                   4.2(B)        First Amendment and Extension                               Filed herewith
                                 to Letter of Credit and Reimbursement
                                 Agreement with Fleet Bank of New York
                                 dated as of December 17, 1999

                   4.2(B)(2)     Agency Mortgage and Security                                Exhibit 4(B)(2) to
                                 Agreement dated as of                                         1994 10-KSB*
                                 December 1, 1994 from the
                                 Registrant and its subsidiaries

                   4.2(B)(3)     Guaranty Agreement dated as                                 Exhibit 4(B)(3) to
                                 of December 1, 1994 from the                                  1994 10-KSB*
                                 Registrant and its subsidiaries to the Erie
                                 County Industrial Development Agency ("ECIDA"),
                                 Norwest Bank Minnesota, N.A., as Trustee, and
                                 Fleet Bank

                   4.3           Shareholder Rights Plan                                    Attachment B to Form
                                 dated as of August 13,                                     8-K filed August 17,
                                 1992                                                       1992*

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

                   10(A)(3)      Amendment to employment                                    Filed herewith
                                 contract**

                   10(B)         Form of Indemnification                                    Exhibit 10(E) to 1986
                                 Agreement between the                                      Form 10-K*
                                 Registrant and each of
                                 its Directors and Officers**

                   10(C)(1)      Loan agreement between                                     Exhibit 10(C)(1)
                                 the Company and its                                        to 1991 Form 10-K*
                                 employee stock ownership
                                 trust, as amended

                   10(C)(2)      Stock purchase agreement                                   Exhibit 10(D)(2) to
                                 between the Company                                        1988 Form 10-K*
                                 and its employee stock ownership trust

--------------------------------------------------------------

*    Incorporated herein by reference (File No. 1-7109)

**   Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   number            Presentation              Reference
                   -------           ------------              ---------
                   10(D)(1)(a)   1989 Employees Stock       Exhibit A to Form
                                 Option Plan**              8:  Amendment
                                                            No. 1 to 1988
                                                            Form 10-K*

                   10(D)(1)(b)   Amendment to 1989          Exhibit 10(D)(1)(b)
                                 Employees Stock Option     to 1990 Form 10-K*
                                 Plan**

                   10(D)(1)(c)   Amendment No. 2 to         Exhibit 10(D)(1)(d) to
                                 1989 Employees Stock       1991 Form 10-K*
                                 Option Plan**

                   10(D)(2)      Stock Option Agreement     Exhibit 10(D)(2) to 1998
                                 for Donald W. Hedges       Form 10-K*
                                 dated March 24, 1998**

                   10(D)(3)(a)   Stock Option Agreement     Exhibit D to Form
                                 for Nicholas D.            8:  Amendment
                                 Trbovich, Sr. dated        No. 1 to 1988
                                 March 29, 1989**           Form 10-K*

                   10(D)(3)(b)   Stock Option Agreement     Exhibit 10(D)(3)(b) to 1998
                                 for Nicholas D.            Form 10-K*
                                 Trbovich, Sr. dated
                                 March 24, 1998**

                   10(D)(4)      Stock Option Agreement     Exhibit 10(D)(4) to 1998
                                 for William H. Duerig      Form 10-K*
                                 dated March 24, 1998**

                   10(D)(5)(a)   Stock Option Agreement     Exhibit 10(D)(5) to 1990
                                 for Nicholas D.            Form 10-K*
                                 Trbovich, Jr. dated
                                 December 21, 1990**

                   10(D)(5)(b)   Stock Option Agreement     Exhibit 10(D)(5)(b) to 1998
                                 for Nicholas D.            Form 10-K*
                                 Trbovich, Jr. dated
                                 March 24, 1998**

                   10(D)(6)(a)   Stock Option Agreement     Exhibit 10(D)(6) to 1991
                                 for Nicholas D.            Form 10-K*
                                 Trbovich, Jr. dated
                                 October 17, 1991**

--------------------------------------------------------------

*    Incorporated herein by reference (File No. 1-7109)

**   Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   number            Presentation                                  Reference
                   -------           ------------                                  ---------
                   10(D)(6)(b)   Stock Option Agreement                         Exhibit 10(D)(6)(b) to 1998
                                 for Nicholas D.                                Form 10-K*
                                 Trbovich, Jr. dated
                                 March 24, 1998**

                   10(D)(7)(a)   Stock Option Agreement                         Exhibit 10(D)(7) to 1991
                                 for Lee D. Burns dated                         Form 10-K*
                                 October 17, 1991**

                   10(D)(7)(b)   Stock Option Agreement                         Exhibit 10(D)(7)(b) to 1998
                                 for Lee D. Burns dated                         Form 10-K*
                                 March 24, 1998**

                   10(D)(8)(a)   Stock Option Agreement                         Exhibit 10(D)(8) to 1991
                                 for Raymond C. Zielinski                       Form 10-K*
                                 dated October 17, 1991**

                   10(D)(8)(b)   Stock Option Agreement                         Exhibit 10(D)(8)(b) to 1998
                                 for Raymond C. Zielinski                       Form 10-K*
                                 dated March 24, 1998**

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

                   10(D)(10)     Amendment to Land Lease                        Exhibit 10(D) (11) to 1993
                                 Agreement and Interim                          Form 10-KSB*
                                 Lease Agreement dated
                                 November 19, 1992

                   10(D)(11)     Lease Agreement dated as of                    Exhibit 10(D)(11) to
                                 December 1, 1994 between                       1994 10-KSB*
                                 County Industrial Development Agency
                                 ("ECIDA") and TSV, Inc.

                   10(D)(12)     Sublease Agreement dated as                    Exhibit 10(D)(12) to
                                 of December 1, 1994 between                    1994 10-KSB*
                                 TSV, Inc. and the Registrant

--------------------------------------------------------------

*    Incorporated herein by reference (File No. 1-7109)

**   Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   number            Presentation              Reference
                   -------           ------------              ---------
                   21            Subsidiaries of the        Filed herewith
                                 Registrant

            The Registrant hereby agrees that it will furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.

            (b)    Reports on Form 8-K

                   No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, global competition, difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs and market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-KSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES


     In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 24, 2000                      By    /s/ Nicholas D. Trbovich, President
                                          -----------------------------------
                                          Nicholas D. Trbovich
                                          President, Chief Executive Officer
                                          and Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nicholas D. Trbovich       President, Chief Executive   March 24, 2000
---------------------------    Officer, Chairman of the
Nicholas D. Trbovich           Board and Director




/s/ Lee D. Burns               Treasurer and Secretary      March 24, 2000
---------------------------    (Chief Financial Officer)
Lee D. Burns



/s/ Donald W. Hedges           Director                     March 24, 2000
---------------------------
Donald W. Hedges



/s/ William H. Duerig          Director                     March 24, 2000
---------------------------
William H. Duerig



/s/ Nicholas D. Trbovich Jr.   Director                     March 24, 2000
---------------------------
Nicholas D. Trbovich Jr.

                       SERVOTRONICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of independent accountants                                         F2

Consolidated balance sheet at December 31, 1999                           F3

Consolidated statement of income for the years ended
  December 31, 1999 and 1998                                              F4

Consolidated statement of cash flows for the years ended
  December 31, 1999 and 1998                                              F5

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


                                      -F1-

                            Report of Independent Accountants


To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of income and of cash flows present fairly, in all material respects, the financial position of Servotronics, Inc. and its subsidiaries at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 to the Consolidated Financial Statements, effective January 1, 1999, the Company changed its method of accounting for pre-production and start-up activities in accordance with new accounting pronouncements.


PricewaterhouseCoopers LLP

Buffalo, New York
March 24, 2000


                                      -F2-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                     ($000'S OMITTED EXCEPT PER SHARE DATA)

Assets
Current assets:
  Cash                                                                 $    794
  Accounts receivable                                                     2,807
  Inventories                                                             6,168
  Prepaid income taxes                                                      766
  Deferred income taxes                                                   1,443
  Other                                                                   1,296
                                                                       --------

     Total current assets                                                13,274

Property, plant and equipment, net                                        7,128

Other assets                                                                613
                                                                       --------

                                                                       $ 21,015
                                                                       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                    $    444
  Demand loan                                                               450
  Accounts payable                                                        1,146
  Accrued employee compensation and benefit costs                           826
  Other accrued liabilities                                                 305

     Total current liabilities                                            3,171
                                                                       --------

Long-term debt                                                            6,488

Deferred income taxes                                                       518

Other non-current liability                                                 227

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,358
  Retained earnings                                                         411
  Accumulated other comprehensive income                                    (24)
                                                                       --------

                                                                         14,268

  Employee stock ownership trust commitment                              (2,640)
  Treasury stock, at cost 209,018 shares                                 (1,017)
                                                                       --------

     Total shareholders' equity                                          10,611
                                                                       --------

                                                                       $ 21,015
                                                                       ========


                 See notes to consolidated financial statements


                                      -F3-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000'S OMITTED EXCEPT PER SHARE DATA)

                                                                                  Year Ended
                                                                                 December 31,
                                                                             1999             1998
                                                                           --------         --------
Net revenues                                                               $ 16,165         $ 17,571
Costs and expenses:
   Cost of goods sold                                                        12,149           11,983
   Selling, general and administrative                                        3,230            3,188
   Restructuring charge                                                         854                0
   Interest                                                                     344              312
   Depreciation and amortization                                                671              632
                                                                           --------         --------

                                                                             17,248           16,115
                                                                           --------         --------

Income (loss) before income taxes (benefit)
   and cumulative change in accounting principle                             (1,083)           1,456

Income taxes (benefit)                                                         (401)             597
                                                                           --------         --------

Income (loss) before cumulative change
  in accounting principle                                                      (682)             859

Cumulative effect of a change in accounting principle,
   net of taxes (benefit)                                                    (1,727)               0
                                                                           --------         --------

Net income (loss)                                                          $ (2,409)        $    859
                                                                           ========         ========


INCOME (LOSS) PER SHARE
BASIC
Income (loss) per share before cumulative effect of a
  change in accounting principle                                           $  (0.38)        $   0.49
Cumulative effect per share of a change in accounting principle               (0.95)            0.00
                                                                           --------         --------
Net income (loss) per share                                                $  (1.33)        $   0.49
                                                                           ========         ========
DILUTED
Income (loss) per share before cumulative effect of a change
  in accounting principle                                                  $  (0.38)        $   0.48
Cumulative effect per share of a change in accounting principle               (0.95)            0.00
                                                                           --------         --------
Net income (loss) per share                                                $  (1.33)        $   0.48
                                                                           ========         ========


                 See notes to consolidated financial statements


                                      -F4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000'S OMITTED)

                                                                    Year Ended
                                                                    December 31,
                                                                1999             1998
                                                              -------          -------
Cash flows related to operating activities:
   Net income (loss)                                          $(2,409)         $   859
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Cumulative effect of change in accounting principle          2,740                0
   Depreciation and amortization                                  921              632
   Deferred income taxes                                         (892)              74
   Tax benefit from stock options                                  34               55
Change in assets and liabilities -
        Accounts receivable                                      (609)               4
        Inventories                                                76             (956)
        Prepaid income taxes                                     (751)              23
        Other current assets                                       80               10
        Other assets                                               17               15
        Accounts payable                                          256             (140)
        Accrued employee compensation & benefit costs            (104)             121
        Other accrued liabilities                                 122              (76)
        Employee stock ownership trust payment                    101              101
                                                              -------          -------
Net cash provided by (used in) operating activities              (418)             722
                                                              -------          -------
Cash flows related to investing activities:
  Capital expenditures - property, plant &
       equipment                                                 (841)            (471)
                                                              -------          -------
Net cash used in investing activities                            (841)            (471)
                                                              -------          -------
Cash flows related to financing activities:
   Increase in demand loan                                        950              250
   Payments on demand loan                                       (500)            (450)
   Acquisition of long-term debt                                1,000                0
   Principal payments on long-term debt                          (461)            (250)
   Issuance of common stock                                         0               23
   Net cash proceeds from exercise of stock options                55                0
                                                              -------          -------
Net cash provided by (used in) financing activities             1,044             (427)
                                                              -------          -------
Net decrease in cash                                             (215)            (176)
Cash at beginning of period                                     1,009            1,185
                                                              -------          -------
Cash at end of period                                         $   794          $ 1,009
                                                              =======          =======

Supplemental disclosures:
   Income taxes paid                                          $   207          $   451
   Interest paid                                              $   334          $   314



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

       Included in other current assets is $875,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

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

       The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.

       Employee stock ownership plan

       Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.



                                      -F7-

       Use of estimates

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Restructuring Charges

       In the fourth quarter of 1999, the Company recorded restructuring charges of $854,000 in connection with the discontinuance of various product lines of the CPG to restructure the overall business' strategic plan and to redirect the Company's efforts to target "niche" and core-products. The $854,000 includes write-downs of capital assets related to the discontinued product lines of $418,000, product line rationalizations including write offs of inventory related to the discontinued product lines of $336,000, and $100,000 exiting costs of discontinued product line contracts and related expenses.

3.     Inventories

                                                                                     December 31, 1999
                                                                                     -----------------
                                                                                     ($000's omitted)

         Raw materials and common parts                                                 $      949
         Work-in-process                                                                     5,197
         Finished goods                                                                        258
                                                                                        ----------
                                                                                             6,404
         Less common parts expected to be used
             after one year                                                                   (236)
                                                                                        ----------
                                                                                        $    6,168
                                                                                        ==========

 4.    Changes In Accounting Principles

       On January 1, 1999, the Company elected early adoption of Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF 99-5 states that development and pre-production costs for products sold under long-term supply arrangements be expensed as incurred. On January 1, 1999, as required by the Accounting Standards Executive Committee, the Company also adopted the Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP 98-5). As a result of the early adoption of EITF 99-5 and adoption of SoP 98-5, the Company wrote off $1,727,000 of costs which were appropriately capitalized in prior years. These charges were recorded net of taxes of $1,013,000 as a cumulative effect of a change in accounting principle in the December 31, 1999 Consolidated


                                      -F8-

       Statement of Income. Further, as a result of early adoption, costs incurred for development and pre-production during 1999 were expensed and reflected in 1999 as cost of goods sold.

       As a result of the above-mentioned early adoption of EITF 99-5, the Company was required to restate the previously issued quarterly financial statements to give effect of the adoption of EITF 99-5 as of January 1, 1999.

       The restated quarterly financial data are as follows:

                                                             March 31       June 30   September 30
                                                             --------       -------   ------------
                                                                       ($000's omitted)
Net Sales                                                    $ 3,591        $4,614       $3,862

 Costs and expenses:
     Cost of goods sold                                        2,570         3,279        2,755
     Selling, general and administrative                         696           873          799
     Interest                                                     67            92           90
     Depreciation and amortization                               157           156          157
                                                             -------        ------       ------
                                                               3,490         4,400        3,801
                                                             -------        ------       ------
 Income (loss) before income taxes and cumulative
     change in accounting principle                              101           214           61
 Income tax provision                                             40            86           24
                                                             -------        ------       ------
 Income (loss) before cumulative effect of a change
     in accounting principle                                      61           128           37
 Cumulative effect of a change in accounting principle        (1,727)            0            0
                                                             -------        ------       ------
 Net income (loss)                                           $(1,666)       $  128       $   37
                                                             =======        ======       ======

 5.    Property, plant and equipment


                                              December 31, 1999
                                              -----------------
                                              ($000's omitted)

         Land                                   $     11
         Buildings and improvements                6,170
         Machinery, equipment and tooling          9,036
                                                --------
                                                  15,217
         Less accumulated depreciation            (8,089)

                                                $  7,128
                                                ========


                                      -F9-

 6.    Long-term debt

                                                                                  December 31, 1999
                                                                                  -----------------
                                                                                  ($000's omitted)
       Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
           at a floating rate (5.10% at December 31, 1999)                            $ 5,000

         Term Loan; payable to a financial institution with interest on $393,000 at LIBOR plus 2% (7.88% at December 31, 1999) and interest on the remaining $500,000 at a current rate of 5.86%;
              quarterly principal payments of $35,714 through February 1, 2006            893

       Various other secured term notes payable to government agencies                  1,039
                                                                                      -------
                                                                                        6,932

         Less current portion                                                            (444)
                                                                                      -------

                                                                                      $ 6,488
                                                                                      =======

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

       On February 26, 1999, the Company received a $1,000,000 loan from a financial institution payable in equal quarterly installments, maturing in 2006. The proceeds were used to pay off the unsecured term note as disclosed above and to finance purchases of equipment and working capital. The loan is collateralized by any and all equipment purchased with the proceeds of the term loan. The letter of credit reimbursement agreement, the unsecured term note agreement and the secured term notes contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings.


                                     -F10-

       Principal maturities of long-term debt are as follows: 2001 - $393,000; 2002 - $548,000; 2003 - $378,000, 2004 - $463,000, 2005 and thereafter
       $4,706,000.

       The Company also has a $1,000,000 line of credit on which there was $450,000 outstanding at December 31, 1999.

 7.    Employee benefit plans

       Employee stock ownership plan (ESOP)

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon salary levels and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 318,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 1999 and 1998, approximately 563,000 and 594,000 shares, respectively, purchased by the ESOP remain unallocated.

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 1999 and 1998. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

       Defined benefit plan

       A Consumer Products division subsidiary of the Company maintains a noncontributory defined benefit pension plan covering substantially all its employees. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $29,000 and $28,000 was recognized in 1999 and 1998, respectively, and was calculated


                                     -F11-
       using a weighted-average discount rate of 7.5% and 6.5%, respectively, and weighted-average expected rate of return on plan assets of 8.0% for both years. The projected benefit obligation under the plan at December 31, 1999 was $89,000, net of $171,000 of plan assets at fair value.

       Deferred compensation program

       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 1999 and 1998, no amount was accrued or expensed under this program. In 1999, $195,000 was paid from the amount previously accrued and expensed in prior periods which leaves a balance of $225,000 accrued in the December 31, 1999 consolidated balance sheet.

  8.   Income taxes

       The provision (benefit) for income taxes included in the consolidated statement of income consists of the following:

                                                                  1999          1998
                                                                -------         ----
                                                                  ($000's omitted)
         Current:
           Federal income tax (benefit)                         $  (543)        $450
           State income tax                                          21           73
                                                                -------         ----
                                                                   (522)         523
         Deferred:
           Federal income tax (benefit)                            (683)          62
           State income tax (benefit)                              (209)          12
                                                                -------         ----

                                                                   (892)          74
                                                                -------         ----

                                                                 (1,414)         597

         Tax benefit allocated to cumulative effect of a
            change in accounting principle (see Note 4)           1,013            0
                                                                -------         ----

                                                                $  (401)        $597
                                                                =======         ====

       The provision for income taxes does not include the tax benefit of $34,000 and $55,000 for 1999 and 1998, respectively, associated with the exercise of stock options which have been credited to capital in excess of par value.

                                     -F12-

       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

                                                          1999       1998
                                                          ----       ----

         Statutory rate                                    34%        34%
         Increase resulting from:
           State income taxes (less federal effect)         3%         5%

           Other                                           --%        2 %
                                                           --         --

                                                           37%        41%
                                                           ==         ==

       At December 31, 1999, the deferred tax assets (liabilities) were comprised of the following:

                                                 ($000's omitted)

       Inventory                                   $   956
       Accrued vacation                                163
       State net operating losses                       79
       Accrued deferred compensation                    76
       Other                                            41
                                                   -------

       Total deferred tax assets                     1,315

       Property, plant and equipment                  (345)
       Other liabilities                               (29)
                                                   -------
       Total deferred tax liabilities                 (374)
                                                   -------

       Net deferred tax asset                      $   941
                                                   =======


       Realization of the net deferred tax asset is dependent upon generating sufficient taxable income over the periods in which the temporary differences are anticipated to reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

       At December 31, 1999, the Company has a New York State net operating loss carryforward of approximately $1,000,000 that begins to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $900,000 that begins to expire in 2006.


                                     -F13-

9.     Common shareholders' equity

                                         Common stock
                                         ------------                                                               Accumulated
                                   Number             Capital in                                                        other
                                 of shares            excess of    Retained                Treasury  Comprehensive  comprehensive
                                  issued     Amount   par value    earnings       ESOP       stock       income       income
                                  ------     ------   ---------    --------       ----       -----       ------       ------
                                                                     ($000's omitted)
Balance December
    31, 1997                    2,614,506     $523     $13,269     $ 2,104      ($2,842)     ($1,240)                    --
Comprehensive income
   Net income                          --       --          --     $   859           --           --      $   859        --
   Other comprehensive
      income,
      net of tax                       --       --          --          --           --           --           --        --
       Minimum pension
         liability
         adjustment                    --       --          --          --           --           --          (43)      (43)
                                                                                                          -------
   Other comprehensive
      income                           --       --          --          --           --           --          (43)       --
                                                                                                          -------
Comprehensive income                   --       --          --          --           --           --      $   816        --
                                                                                                          -------
Issuance of common stock               --       --          --         (59)          --           --                     --
Compensation expense                   --       --          --          --          101           --                     --
Treasury stock                         --       --          --          --           --           84                     --
Exercise of stock
    options                            --       --          55          --           --           --                     --
                                ---------     ----     -------     -------      -------      -------                   ----
Balance December
    31, 1998                    2,614,506     $523     $13,324     $ 2,904      ($2,741)     ($1,156)                  ($43)
Comprehensive income
Net loss                               --       --          --     $(2,409)          --           --      $(2,409)       --
Other comprehensive income,
      net of tax                       --       --          --          --           --           --           --        --
       Minimum pension
         liability
         adjustment                    --       --          --          --           --           --           19        19
                                                                                                          -------
   Other comprehensive
      income                           --       --          --          --           --           --           19        --
                                                                                                          -------
Comprehensive income                   --       --          --          --           --           --      $(2,390)       --
                                                                                                          =======
Issuance of common stock               --       --          --         (84)          --           --                     --
Compensation expense                   --       --          --          --          101           --                     --
Treasury stock                         --       --          --          --           --          139                     --
Exercise of stock
    options                            --       --          34          --           --           --                     --
                                ---------     ----     -------     -------      -------      -------                   ----
Balance December
    31, 1999                    2,614,506     $523     $13,358     $   411      ($2,640)     ($1,017)                  ($24)
                                =========     ====     =======     =======      =======      =======                   ====


                                     -F14-

       Earnings per share

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

                                                                                            Year Ended
                                                                                           December 31,
                                                                                        1999          1998
                                                                                        ----          ----
  Income (loss) including restructuring charge and before
     cumulative effect of a change in accounting principle                           $    (682)     $     859
  Cumulative effect of a change in
     accounting principle                                                               (1,727)            --
                                                                                     ---------      ---------
  Net income (loss)                                                                  $  (2,409)     $     859
                                                                                     =========      =========
  Weighted average common shares
     outstanding (basic)                                                                 1,809          1,742
  Incremental shares from assumed
     conversions of stock options                                                            5             30
  Weighted average common
     shares outstanding (diluted)                                                        1,814          1,772

BASIC
Income (loss) per share including a 1999 restructuring charge of $854,000 pretax or ($0.28) after tax per share and before
  cumulative effect of a change in accounting principle                              $   (0.38)     $    0.49
Cumulative effect per share of a change in accounting principle                          (0.95)          0.00
                                                                                     ---------      ---------
Net income (loss) per share                                                          $   (1.33)     $    0.49
                                                                                     =========      =========
DILUTED
Income (loss) per share including a 1999 restructuring charge of $854,000 pretax or ($0.28) after tax per share and before
  cumulative effect of a change in accounting principle                              $   (0.38)     $    0.48
Cumulative effect per share of a change in accounting principle                          (0.95)          0.00
                                                                                     ---------      ---------
Net income (loss) per share                                                          $   (1.33)     $    0.48
                                                                                     =========      ---------


       Comprehensive income

       The minimum pension liability adjustment of $24,000, net of tax of $16,000, is the only component of other comprehensive income for 1999.


                                     -F15-

       Stock options

       Under the Servotronics, Inc. 1989 Employees Stock Option Plan (the Option
       Plan) and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to its Directors and Officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 1999 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 1999, 3,200 shares of common stock were available under the Option Plan. Options granted under the Option Plan have durations of ten years.

       A summary of the status of options granted under all employee plans is presented below:

                                              Weighted
                                              Average
                                              Options        Exercise
                                            Outstanding        Price
                                            -----------        -----
Outstanding as of December 31, 1997           92,729          3.08
Granted in 1998                               93,000          8.50
Exercised in 1998                            (25,186)         2.32
Forfeited in 1998                               --             --

Outstanding as of December 31, 1998          160,543          6.34
Granted in 1999                                 --             --
Exercised in 1999                            (37,778)         2.32
Forfeited in 1999                               --             --

Outstanding as of December 31, 1999          122,765          7.48

       The following tables summarize information about options outstanding at December 31, 1999:

                                                        Weighted-
                                                        Average
                                                       Remaining
                    Exercise         Number           contractual        Options
                   Prices ($)      Outstanding           Life          Exercisable
           ---------------------------------------------------------------------------
                      2.07           12,593             1 years          12,593
                      5.95           17,172             1 years          17,172
                      8.50           93,000             8 years          62,500
                                     ------                              ------
       Total                         122,765                             92,265
                                     =======                             ======


       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). If the compensation


                                     -F16-
       cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by FAS 123, the pro forma effects on the years ended December 31, 1999 and 1998 are as follows:

                                                                 1999             1998
                                                             ------------      ----------
       Net income (loss):
              As reported                                   (2,409,000)          859,000
              Pro forma                                     (2,497,000)          706,000

       Earnings per common share:
              As reported - basic                                (1.33)              .49
              As reported - diluted                              (1.33)              .48
              Pro forma - basic                                  (1.30)              .41
              Pro forma - diluted                                (1.30)              .40

       No options were granted in 1999. The Black-Scholes calculated estimated value of the options granted in 1998 was $5.48. The assumptions used to calculate this value include a risk-free interest rate of 5.63%, an expected term of 8 years, and an annual standard deviation (volatility) factor of 53%. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company's opinion the existing models do not necessarily provide a reliable measure of the value of the Company's stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company's 1998 options, the derived estimated value may be, in the Company's opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.


                                     -F17-

       Shareholders' rights plan

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

10.    Commitments

       The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 1999 and 1998 and future minimum payments under such leases are not significant.

11.    Litigation

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

12.    Business segments

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


                                     -F18-

Information regarding the Company's operations in these segments is summarized as follows:

                                                                Advanced
          Year ended                                           Technology        Consumer
       December 31, 1999                                        Products         Products         Consolidated
       -----------------                                        --------         --------         ------------
                                                                             ($000's omitted)
         Revenues from unaffiliated customers                  $      9,800       $   6,365        $      16,165
                                                               ============       =========        =============
         Restructuring charge                                                     $    (854)       $        (854)
                                                                                  =========
         Profit                                                $      1,194       $      25                1,219
                                                               ============       =========
         Depreciation expense                                  $       (395)      $    (276)                (671)
                                                               =============      =========

         Interest expense                                                                                   (344)
         General corporate expense                                                                          (433)
                                                                                                   -------------
         Income (loss) including a restructuring charge
            and before income taxes and cumulative effect
            of a change in accounting principle                                                    $      (1,083)
                                                                                                   =============
         Cumulative effect of a change in accounting
            principle, net of tax                                                                  $      (1,727)
                                                                                                   =============

         Identifiable assets                                   $     14,190       $   5,134        $      19,324
                                                               ============       =========        =============

         Capital expenditures                                  $        586       $     255        $         841
                                                               ============       =========        =============

                                                                Advanced
          Year ended                                           Technology        Consumer
       December 31, 1998                                        Products         Products         Consolidated
       -----------------                                        --------         --------         ------------
                                                                             ($000's omitted)
         Revenues from unaffiliated customers                  $     10,972*      $   6,599        $      17,571
                                                               ============       =========        =============

         Profit                                                $      2,327**     $     282        $       2,609
                                                               ============       =========
         Depreciation expense                                  $       (352)          $(280)                (632)
                                                               ============       =========
         Interest expense                                                                                   (312)
         Gross receipts on settlement of disputes              $        210                                  210
                                                               ============
         General corporate expense                                                                          (419)
                                                                                                   -------------
         Income before income taxes                                                                $       1,456
                                                                                                   =============

         Identifiable assets                                   $     14,572       $   5,698        $      20,270
                                                               ============       =========        =============
         Capital expenditures                                  $        200       $     271        $         471
                                                               ============       =========        =============

 *Includes $210,000 of gross receipts on the settlement of disputes. **Exclude $210,000 of gross receipts on the settlement of disputes

                                     -F19-

         The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology segment accounted for revenues of approximately $2,940,000 in 1999 and $3,828,000 in 1998. Similar contracts by the Consumer Products segment accounted for revenues of approximately $467,000 in 1999 and $325,000 in 1998. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 17% and 14% of total revenues in 1999 and 1998, respectively. Sales to another customer amounted to approximately
         19% of total revenues in 1999 and 21% of total 1998 revenues respectively. No other single customer represented more than 10% of the Company's revenues in any of these years.


                                     -F20-