Form 10QSB
period 2000-03-31
SERVOTRONICS INC /DE/
filed 2000-05-15
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  --  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

  __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

  Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                  16-0837866
     -------------------------------                   ------------------
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

                                        Yes  X;    No
                                            ---       ---

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                            Outstanding at April 30, 2000
     -----------------------------              -----------------------------
     Common Stock, $.20 par value                          2,405,488



   Transitional Small Business Disclosure Format (Check one):
     Yes    ;    No  X
         ---        ---

                                      INDEX
                                      -----


          PART I. FINANCIAL INFORMATION                                          Page No.
                                                                                 --------

Item 1.   Financial Statements

          a)  Consolidated Balance Sheet, March 31, 2000                           3

          b)  Consolidated Statement of Income for the Three Months Ended
              March 31, 2000 and 1999                                              4

          c)  Consolidated Statement of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999                                              5

          d)  Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis or Plan of Operation                9

          PART II. OTHER INFORMATION

          Signatures                                                              12


Item 6(a). Exhibits

        27 Financial Data Schedule

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                 $    708
  Accounts receivable                                                     2,289
  Inventories                                                             6,600
  Prepaid income taxes                                                      736
  Deferred income taxes                                                   1,443
  Other                                                                   1,439
                                                                       --------
     Total current assets                                                13,215
                                                                       --------
Property, plant and equipment, net                                        7,019

Other assets                                                                613
                                                                       --------
                                                                       $ 20,847
                                                                       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                    $    444
  Demand loan                                                               475
  Accounts payable                                                          953
  Accrued employee compensation and benefit costs                           836
  Other accrued liabilities                                                 283
                                                                       --------
     Total current liabilities                                            2,991
                                                                       --------
Long-term debt                                                            6,434

Deferred income taxes                                                       518

Other non-current liability                                                 227

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,358
  Retained earnings                                                         477
  Accumulated other comprehensive income                                    (24)
                                                                       --------
                                                                         14,334

  Employee stock ownership trust commitment                              (2,640)
  Treasury stock, at cost 209,018 shares                                 (1,017)
                                                                       --------
Total shareholders' equity                                               10,677
                                                                       --------
                                                                       $ 20,847
                                                                       ========



          See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              2000        1999
                                                              ----        ----

Net revenues                                                $ 4,256     $ 3,591

Costs and expenses:
   Cost of goods sold                                         3,160       2,570
   Selling, general and administrative                          768         696
   Interest                                                      92          67
   Depreciation and amortization                                129         157
                                                            -------     -------

                                                              4,149       3,490
                                                            -------     -------

Income before income taxes and cumulative
   effect of a change in accounting principle                   107         101

Income taxes                                                     41          40
                                                            -------     -------

Income before cumulative effect of a change
   in accounting principle; net of taxes (benefit)               66          61

Cumulative effect of a change
   in accounting principle                                        -      (1,727)
                                                            -------     -------

Net income (loss)                                           $    66     $(1,666)
                                                            =======     =======


Income (Loss) Per Share:
Basic
-----
Income per share before cumulative effect of a
   change in accounting principle                           $  0.04     $  0.03
Cumulative effect per share of a change in
   accounting principle                                        0.00       (0.96)
                                                            -------     -------
Net income (loss) per share                                 $  0.04     $ (0.93)
                                                            =======     =======
Diluted
-------
Income per share before cumulative effect of a
   change in accounting principle                           $  0.04     $  0.03
Cumulative effect per share of a change in
   accounting principle                                        0.00       (0.96)
                                                            -------     -------
Net income (loss) per share                                 $  0.04     $ (0.93)
                                                            =======     =======


          See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                             2000        1999
                                                            -------     -------

Cash flows related to operating activities:
   Net income (loss)                                        $    66     $(1,666)
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Cumulative effect of change in accounting principle            -       1,727
   Depreciation and amortization                                129         157
Change in assets and liabilities -
        Accounts receivable                                     518         (33)
        Inventories                                            (432)       (811)
        Prepaid income taxes                                     30         (85)
        Other current assets                                   (144)        278
        Other assets                                              -           4
        Accounts payable                                       (193)         75
        Accrued employee compensation & benefit costs            10         (84)
        Other accrued liabilities                               (22)         87
                                                            -------     -------

Net cash used in operating activities                           (38)       (351)
                                                            -------     -------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                (19)       (238)
                                                            -------     -------

Net cash used in investing activities                           (19)       (238)
                                                            -------     -------

Cash flows related to financing activities:
   Increase in demand loan                                      400           -
   Payments on demand loan                                     (375)          -
   Acquisition of long-term debt                                  -       1,000
   Principal payments on long-term debt                         (54)       (262)
Net cash proceeds from exercise of stock options                  -          55
                                                            -------     -------

Net cash (used in) provided by financing activities             (29)        793
                                                            -------     -------

Net (decrease) increase in cash                                 (86)        204

Cash at beginning of period                                     794       1,009
                                                            -------     -------

Cash at end of period                                       $   708     $ 1,213
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

         Included in other current assets are $988,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                             March 31, 2000
         -----------                                             --------------

               Raw materials and common parts                        $   991
               Work-in-process                                         5,588
               Finished goods                                            257
                                                                     -------
                                                                       6,836

               Less common parts expected to be used after one year     (236)
                                                                     -------
                                                                     $ 6,600
                                                                     =======

         Engineering and other support costs are incurred in fulfilling certain contracts which have a production cycle longer than one year. These costs are properly accounted for in accordance with Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". See Note 4 to the Consolidated Financial Statements.

3.       Property, plant and equipment
         -----------------------------
                                                                  March 31, 2000
                                                                  --------------
               Land                                                  $    11
               Buildings                                               6,170
               Machinery, equipment and tooling                        9,055
                                                                     -------
                                                                      15,236
               Less accumulated depreciation                          (8,217)
                                                                     -------
                                                                     $ 7,019
                                                                     =======

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

4.     Changes in Accounting Principles
       --------------------------------

         On January 1, 1999, the Company elected early adoption of Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF 99-5 states that development and pre-production costs for products sold under long-term supply arrangements be expensed as incurred. On January 1, 1999, as required by the Accounting Standards Executive Committee, the Company also adopted the Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP 98-5). As a result of the early adoption of EITF 99-5 and adoption of SoP 98-5, the Company wrote off $1,727,000 of costs which were appropriately capitalized in prior years. These charges were recorded net of tax of $1,013,000 as a cumulative effect of a change in accounting principle on January 1, 1999.

5.       Long-term debt
         --------------                                                         March 31, 2000
                                                                                --------------
         Industrial Development Revenue Bonds; secured by a
              letter of credit from a bank with interest payable monthly
              at a floating rate (4.00% at March 31, 2000)                          $ 5,000
         Unsecured term note; payable to a financial institution with interest on $357,000 at LIBOR plus 2% (7.63% at
              March 31, 2000) and interest on the remaining $500,000
              at a current rate of 5.86%; quarterly principal
              payments of $35,714 through February 1, 2006                              857
         Various other secured term notes payable to government agencies              1,021
                                                                                    -------

                                                                                      6,878

              Less current portion                                                     (444)
                                                                                    --------

                                                                                    $ 6,434
                                                                                    =======

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

         On February 26, 1999, the Company received a $1,000,000 loan from a financial institution payable in equal quarterly installments, maturing in 2006. The proceeds were used to pay off an unsecured term note and to finance purchases of equipment and working capital. The loan is collateralized by any and all equipment purchased with the proceeds of the term loan. The letter of credit reimbursement agreement, the unsecured term note agreement and the secured term notes contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings.

         The Company also has a $1,000,000 line of credit on which there was $475,000 outstanding at March 31, 2000 at an interest rate of 9.00%.

6.       Common shareholders' equity
         ----------------------------

                                Common stock
                                -------------                                                              Accumulated
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income          income
                             --------------------------------------------------------------------------------------

Balance December
    31, 1999                2,614,506  $523    $13,358    $  411   ($ 2,640)  ($ 1,017)                   ($      24)
                            =========  ====    =======     =====    =======    =======                     =========
Comprehensive income
   Net income                   -       -         -       $   66      -          -          $    66            -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -            -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -            -                -
   Other comprehensive income   -       -         -         -         -          -            -                -
                                                                                            -------
Comprehensive income            -       -         -         -         -          -          $    66            -
                                                                                            =======
Issuance of common stock        -       -         -         -         -          -                             -
Compensation expense            -       -         -         -         -          -                             -
Treasury stock                  -       -         -         -         -          -                             -
Exercise of stock options       -       -         -         -         -          -                             -
                            ---------  ----    -------    ------   --------   --------                    ----------
Balance March 31, 2000      2,614,506  $523    $13,358    $  477   ($ 2,640)  ($ 1,017)                   ($      24)
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

                                                           Three Months Ended
                                                                March 31,
                                                            2000         1999
                                                          ------      --------
  Income before cumulative effect of a
     change in accounting principle                       $   66      $     61
  Cumulative effect of a change in
     accounting principle                                      -        (1,727)
                                                          -------       -------
  Net earnings (loss)                                     $   66      $ (1,666)

  Weighted average common shares
     outstanding (basic)                                   1,843         1,792
  Incremental shares from assumed
     conversions of stock options                              4             5
  Weighted average common
     shares outstanding (diluted)                          1,847         1,797
    Income (Loss) Per Share:
    Basic
    -----
    Income per share before cumulative effect of a
       change in accounting principle                    $  0.04      $   0.03
    Cumulative effect per share of a change in
       accounting principle                                 0.00         (0.96)
                                                            ----      ---------
    Net income (loss) per share                          $  0.04      $  (0.93)
                                                          =======     ========
    Diluted
    -------
    Income per share before cumulative effect of a
    change in accounting principle                       $  0.04      $   0.03
    Cumulative effect per share of a change in
       accounting principle                                 0.00         (0.96)
                                                            ----      ---------
    Net income (loss) per share                          $  0.04      $  (0.93)
                                                         =======      ========

7.       Business segments
         -----------------

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


                                                   Advanced
        Period ended                              Technology                Consumer
       March 31, 2000                              Products                 Products                 Consolidated
       --------------                              --------                 --------                 ------------

Revenues from unaffiliated customers               $   2,163               $   2,093                 $   4,256
                                                   =========               =========                 =========
Profit                                             $     422               $      14                 $     436
                                                   =========               =========
Depreciation expense                                                                                      (129)
Interest expense                                                                                           (92)
General corporate expense                                                                                 (108)
                                                                                                     ----------

Income before income taxes                                                                           $     107
                                                                                                     =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

         The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                           Relationship to    Period to
                                                            net revenues      period $
                                                         Three months ended   increase
                                                              March 31       (decrease)
                                                         2000       1999        00-99
                                                         ----       ----        -----
Net revenues
   Advanced technology products                           50.8%      58.6%      3.9%
   Consumer products                                      49.2%      41.4%     38.7%
                                                          -----      -----

                                                         100.0%     100.0%     18.5%
Cost of goods sold, exclusive of
   depreciation                                           74.2%      71.6%     23.0%
                                                          -----      -----
Gross profit                                              25.8%      28.4%      7.3%
                                                          -----      -----
Selling, general and administrative                       18.0%      19.4%     10.3%
Interest                                                   2.2%       1.9%     37.3%
Depreciation and amortization                              3.0%       4.4%    (17.8%)
                                                           ----       ----     ------

                                                          23.2%      25.7%     29.8%
                                                          -----      -----
Income before income taxes and cumulative
   effect of a change in accounting principle              2.6%       2.7%      5.9%
Income tax provision                                       1.0%       1.0%      2.5%
                                                           ----       ----
Net income before cumulative effect of a change
   in accounting principle                                 1.6%       1.7%      8.2%
                                                           ----       ----
Cumulative effect of a change in accounting principle        -      (48.1%)       -
                                                           -----    ------
Net income                                                 1.6%     (46.4%)       -
                                                           ====     ------

Management Discussion
---------------------

         During the three month period ended March 31, 2000 and for the comparable period ended March 31, 1999, approximately 29% and 15% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations, government and other expenditures (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the three month period ended March 31, 2000 showed an approximate 18.5% increase in net revenues and in net income of approximately 8.2%, before the $1,727,000 cumulative effect of a change in accounting principle, when compared to the same three month period of 1999. The increase in revenues is primarily the result of increased sales and shipments to the government from the Consumer Products Group.

         Operating profit, selling, general and administrative costs as a percentage of net revenues remained reasonably consistent for the three month period ended March 31, 2000 when compared to the comparable period of 1999.

         Interest expense for the three month period ended March 31, 2000 when compared to same three month of 1999 increased due to the general trend of increasing rates within the lending markets.

         Income taxes for the three month period ended March 31, 2000 decreased as a percentage of income before taxes when compared to the comparable period of 1999 because of the effects of variable state income taxes.

Liquidity and Capital Resources
-------------------------------

         The Company's primary liquidity and capital requirements relate to the working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company's primary sources of liquidity have been from operating cash flows and from bank financing.

         During the three month period ended March 31, 2000, the Company expended $19,000 on capital expenditures.

         There are no material commitments for capital expenditures at March 31, 2000.

                           FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, and market demand and acceptance both for the Company's products and its customers' products which incorporate Company- made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2000




                            SERVOTRONICS, INC.

                            By:   /s/Lee D. Burns, Treasurer
                                -----------------------------------------------
                                   Lee D. Burns, Treasurer and
                                                 Chief Financial Officer

                            By:   /s/Raymond C. Zielinski, Vice President
                                -----------------------------------------------
                                   Raymond C. Zielinski, Vice President

                       SERVOTRONICS, INC. AND SUBSIDIARIES

Item 6(a). EXHIBITS
---------
           Exhibit 27 Financial Data Schedule