Form 10KSB/A
period 1999-12-31
SERVOTRONICS INC /DE/
filed 2000-05-25
CIK 89140

                                  -------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------


                                  FORM 10-KSB/A


                            AMENDMENT TO FORM 10-KSB
                                Filed Pursuant to
                       THE SECURITIES EXCHANGE ACT OF 1934

                               SERVOTRONICS, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1999 as set forth in the pages attached hereto:


                                    PART III

                  Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

                                   SERVOTRONICS, INC.

Dated:  May 1, 2000


                                   By: /s/Lee D. Burns
                                       -----------------------------------------
                                       Lee D. Burns
                                       Treasurer and Secretary

                               SERVOTRONICS, INC.

                                 AMENDMENT NO. 1

                                       TO

                           FORM 10-KSB FOR YEAR ENDED
                                DECEMBER 31, 1999


Item 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT.
                  (a) DIRECTORS. The table below sets forth certain information regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 1999 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                                                       Position with the Company
                                                                       and Principal Occupation
                                                                       and Business Experience
Name                                                 Age               for Past Five Years
----                                                 ---               -------------------
Dr. William H. Duerig                                78                Director of the Company
                                                                       since 1990; Physicist and
                                                                       Senior Program Manager
                                                                       for Kearfott Guidance &
                                                                       Navigation Corporation
                                                                       for more than five years
                                                                       prior to retirement in
                                                                       1993.

Donald W. Hedges                                     78                Director of the Company
                                                                       since 1967; self-employed
                                                                       attorney since 1988.

                                                                       Position with the Company
                                                                       and Principal Occupation
                                                                       and Business Experience
Name                                                 Age               for Past Five Years
----                                                 ---               -------------------
Nicholas D. Trbovich, Jr.                            39                Director of the Company
                                                                       since 1990; Vice
                                                                       President of the Company
                                                                       since 1990; Director of
                                                                       Corporate Development of
                                                                       the Company from 1987 to
                                                                       1990.

Dr. Nicholas D. Trbovich                             64                Chairman of the Board of
                                                                       Directors, President and
                                                                       Chief
                                                                       Executive
                                                                       Officer
                                                                       of the
                                                                       Company
                                                                       since
                                                                       1959.


                  (b) EXECUTIVE OFFICERS. The following is a listing of the Company's executive officers:

                                                                       Position with the Company
                                                                       and Principal Occupation
                                                                       and Business Experience
Name                                                 Age               for Past Five Years
----                                                 ---               -------------------
Dr. Nicholas D. Trbovich                             64                See table under
                                                                       "Directors."

Nicholas D. Trbovich, Jr.                            39                See table under
                                                                       "Directors."

Raymond C. Zielinski                                 55                Vice President since
                                                                       1990; Director of
                                                                       Manufacturing of the
                                                                       Company from 1983 to
                                                                           1990.

Lee D. Burns                                         58                Treasurer and Secretary
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

Item 10.          EXECUTIVE COMPENSATION.
                  DIRECTORS' FEES. Under the Company's standard compensation arrangements with directors who are not employees, they are paid a yearly director's fee of $10,000 plus a per meeting fee of $650 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the director's and/or meeting fees.
                  COMPENSATION TABLE. The following table shows the compensation paid by the Company to each executive officer of the Company whose total salary and bonus from the Company and its subsidiaries exceeded $100,000 during any of the last three fiscal years.

                               ANNUAL COMPENSATION
                               -------------------

                                                                                          Other
                                                                                          Annual             All Other
Name and                                                                                  Compen-            Compen-
Principal Position                           Year        Salary           Bonus(3)        sation(1)          sation(2),(4)
------------------                           ----        ------           --------        ---------          -------------
Dr. Nicholas D. Trbovich                     1999        $318,654         $50,000         $26,907            $14,437
  Chairman, President and                    1998         288,558          50,000          17,265             17,417
  CEO                                        1997         290,529          45,000          28,027             34,380
Raymond C. Zielinski                         1999        $108,942         $ 7,500             -              $ 7,533
  Vice President                             1998          99,677           6,500         $ 7,846             10,275
                                             1997          91,962           4,500             -               15,796

--------------------------------

(1)      Includes for Dr. Trbovich $25,000, $16,442 and $26,145 in 1999, 1998
         and 1997, respectively, and $7,846 for Mr. Zielinski in 1998, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company over several years and prior to when the payment was received.

(2) All Other Compensation for 1999 includes (i) an allocation of 1,517.406 shares for Dr. Trbovich and 1,144.138 shares for Mr. Zielinski of Common Stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 1999 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $5-1/4 per share; and (ii) $6,470 for life insurance and health care benefits for Dr. Trbovich and $1,526 for such benefits for Mr. Zielinski, but excludes $91,876, the excess value of stock options exercised by Dr. Nicholas D. Trbovich in 1999 over market price. Dr. Trbovich received $195,000 by reason of the Company's withdrawal of that amount from his pension-related deferred compensation account; accruals to that account have been reported in previous filings. This amount, as well as 8,784 Shares withheld by the Company from the total Shares acquired on exercise, was applied to pay the expenses payable by Dr. Trbovich as a result of the transaction. See table, "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", below.

3. The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. Discretionary payments authorized for 2000 will be included in the compensation table for 2000 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

4.       No stock options or rights were awarded to either officer in 1999.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
                 -----------------------------------------------


                                                                                 Number of
                                                                                 Securities
                                                                                 Underlying
                                                                                Unexercised                 Value of
                                                                                 Options at             Unexercised in-
                                              Shares                            Fiscal Year-               the-money
                                             acquired                               End:                   Options at
                                                on            Realized          Exercisable/              Fiscal Year-
            Name of Officer                  Exercise           Value          Unexercisable                 End**
            ---------------                  --------           -----          -------------                 -----
Dr. Nicholas D. Trbovich                     37,778*          $91,876             37,800/0                    -0-
Raymond C. Zielinski                           -0-               -                11,524/0                    -0-

------------------------
* This number includes 8,784 Shares withheld by the Company and applied to certain costs of the exercise transaction.
** None of the unexercised options held by the named individuals was in-the-money at fiscal year-end.

                  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its officers and directors were timely made.

                  EMPLOYMENT AGREEMENT. Dr. Trbovich has an employment agreement with the Company pursuant to which he is entitled to receive minimum direct compensation of $325,000 per annum, or such greater amount as the Company's Board of Directors may determine, and lifetime health and life insurance benefits. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of 2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2004), as such date may be extended, Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.


Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.
                  ---------------------------------------------------

                  (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of April 6, 2000, more than 5% of the outstanding shares of Common Stock of the Company ("Shares"), based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person.

Name and Address of                                  Amount and Nature of                        Percent of
Beneficial Owner                                     Beneficial Ownership                        Class(1)
-------------------                                  --------------------                        --------

Servotronics, Inc. Employee
Stock Ownership Trust(2)                             872,832(2)                                  36.3%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Dr. Nicholas D. Trbovich                             324,107(3)                                  13.3%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Harvey Houtkin(4)                                    364,856(4)                                  15.2%
78 Lafayette Avenue
Suffern, New York   10901

-------------------

(1) Percent of class is based upon 2,405,488 Shares outstanding as of April 6, 2000 plus, in the case of Dr. Trbovich, the Shares subject to his stock option.

(2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated Shares. The participants in the related plan have the right to direct the voting of Shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's Shares. As of April 6, 2000, approximately 311,567 Shares have been allocated to the accounts of participants and approximately 561,265 Shares (23.3% of the Shares outstanding) remain unallocated.

(3) This amount includes (i) 41,776 Shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 37,800 Shares; (iii) approximately 36,584 Shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 Shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the Shares beneficially owned by certain of Dr. Trbovich's other relatives.

(4) Based on a statement on Schedule 13D, as last amended on April 19, 1999, jointly filed by Mr. Houtkin, Rushmore Financial Services, Inc. and All-Tech Investment Group, Inc. with the Securities and Exchange Commission by Mr. Houtkin, Rushmore Financial Services, Inc. and All-Tech Investment Group, Inc. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 345,500 Shares and shared voting and investment power with respect to 19,356 Shares owned by the joint corporate filers or by Mr. Houtkin jointly with his mother. Mr. Houtkin disclaims beneficial ownership in additional shares owned by other members of his family.

                  (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of April 6, 2000, information as to the beneficial ownership of Shares of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person, except as otherwise indicated):

     Name of                                         Amount and Nature of                        Percent of
Beneficial Owner                                     Beneficial Ownership                        Class(1)
----------------                                     --------------------                        --------

Dr. Nicholas D. Trbovich                               324,107(2)                                13.3%

Nicholas D. Trbovich, Jr.                               52,509(3)                                 2.2

Donald W. Hedges                                        22,336(4)                                 0.9

Dr. William H. Duerig                                   16,193(5)                                 0.7

All directors and
executive officers
as a group                                           1,034,025(6)(7)                             40.9%
--------------------

(1) Percent of class is based upon 2,405,488 Shares outstanding as of April 6, 2000 plus the number of Shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 36,717 Shares which Mr. Trbovich, Jr. has the right to acquire under stock options and approximately 15,790 Shares allocated to Mr. Trbovich, Jr.'s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include Shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich, Jr. serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 12,600 Shares which Mr. Hedges has the right to acquire under a stock option. Mr. Hedges has sole voting and investment power with respect to 9,261 Shares and shared voting and investment power with respect to 475 Shares.

(5) This amount includes 12,600 Shares which Dr. Duerig has the right to acquire under a stock option. Dr. Duerig has sole voting with respect to 3,593 Shares.

(6) Includes unallocated Shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as Shares allocated to the accounts of all officers as a group under the related plan. See the table in "Security Ownership of Certain Beneficial Owners" and note (2) thereto.

(7)      See notes (2) through (5) above.


Item 12.          Certain Relationships and Related Transactions.
                  ----------------------------------------------
         During 1999, certain of Dr. Trbovich's sons were employed by the Company and received, in the aggregate, $122,975 in compensation from the Company. See, also, the discussion under "Employment Agreement" in Item 10.