Form 10QSB
period 2000-06-30
SERVOTRONICS INC /DE/
filed 2000-08-14
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

COMMISSION FILE NO. 1 - 7109

                               SERVOTRONICS, INC.
-----------------------------------------------------------------------
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

                                   YES  X ;  NO
                                       ---      ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

         CLASS                                   OUTSTANDING AT JULY 31, 2000
----------------------------                     ----------------------------
COMMON STOCK, $.20 PAR VALUE                              2,405,488


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
       YES    ;  NO  X
           ---      ---

                                      INDEX


     PART I. FINANCIAL INFORMATION                                  PAGE NO.
                                                                    --------

ITEM 1. FINANCIAL STATEMENTS

     a)   CONSOLIDATED BALANCE SHEET, JUNE 30, 2000                        3

     b)   CONSOLIDATED STATEMENT OF INCOME FOR THE THREE AND SIX
          MONTHS ENDED JUNE 30, 2000 AND 1999                              4

     c)   CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS
          ENDED JUNE 30, 2000 AND 1999                                     5

     d)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        9

     PART II. OTHER INFORMATION

     SIGNATURES                                                           12

ITEM 6(a). EXHIBITS

     27 FINANCIAL DATA SCHEDULE

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                     ($000'S OMITTED EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
  CASH                                                       $        483
  ACCOUNTS RECEIVABLE                                               2,498
  INVENTORIES                                                       6,632
  PREPAID INCOME TAXES                                                640
  DEFERRED INCOME TAXES                                             1,443
  OTHER                                                             1,483
                                                             ------------
     TOTAL CURRENT ASSETS                                          13,179
                                                             ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                  6,940

OTHER ASSETS                                                          613
                                                             ------------
                                                             $     20,732
                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT                          $        444
  DEMAND LOAN                                                         325
  ACCOUNTS PAYABLE                                                    860
  ACCRUED EMPLOYEE COMPENSATION AND BENEFIT COSTS                     865
  OTHER ACCRUED LIABILITIES                                           279
                                                             ------------
     TOTAL CURRENT LIABILITIES                                      2,773
                                                             ------------

LONG-TERM DEBT                                                      6,379

DEFERRED INCOME TAXES                                                 518

OTHER NON-CURRENT LIABILITY                                           227

SHAREHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $.20; AUTHORIZED
    4,000,000 SHARES; ISSUED 2,614,506 SHARES                         523
  CAPITAL IN EXCESS OF PAR VALUE                                   13,358
  RETAINED EARNINGS                                                   635
  ACCUMULATED OTHER COMPREHENSIVE INCOME                              (24)
                                                             -------------

                                                                   14,492
  EMPLOYEE STOCK OWNERSHIP TRUST COMMITMENT                        (2,640)
  TREASURY STOCK, AT COST 209,018 SHARES                           (1,017)
                                                             -------------

TOTAL SHAREHOLDERS' EQUITY                                         10,835
                                                             ------------

                                                             $     20,732
                                                             ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000'S OMITTED EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                           2000           1999              2000             1999
                                                           ----           ----              ----             ----

NET REVENUES                                           $   4,470       $   4,614       $   8,726         $    8,205

COSTS AND EXPENSES:
   COST OF GOODS SOLD                                      3,182           3,279           6,342              5,849
   SELLING, GENERAL AND ADMINISTRATIVE                       792             873           1,560              1,569
   INTEREST                                                  104              92             196                159
   DEPRECIATION AND AMORTIZATION                             135             156             264                313
                                                       ---------       ---------       ---------         ----------

                                                           4,213           4,400           8,362              7,890
                                                       ---------       ---------       ---------         ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                257             214             364                315

INCOME TAXES                                                  99              86             140                126
                                                       ---------       ---------       ---------         ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE; NET OF TAXES (BENEFIT)           158             128             224                189

CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                                     0               0               0             (1,727)
                                                       ---------       ---------       ---------         -----------

NET INCOME                                             $     158       $     128       $     224         ($   1,538)
                                                       =========       =========       =========          ==========


INCOME (LOSS) PER SHARE:
BASIC
INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                      $    0.09       $    0.07       $    0.12         $     0.10
CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                     0.00            0.00            0.00              (0.96)
                                                       ---------       ---------       ---------         -----------
NET INCOME PER SHARE                                   $    0.09       $    0.07       $    0.12         ($    0.86)
                                                       =========       =========       =========          ==========
DILUTED
INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                      $    0.09       $    0.07       $    0.12               0.10
CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                     0.00            0.00            0.00              (0.96)
                                                       ---------       ---------       ---------         -----------
NET INCOME PER SHARE                                   $    0.09       $    0.07       $    0.12         ($    0.86)
                                                       =========       =========       =========          ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000'S OMITTED)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          2000            1999
                                                                                          ----            ----

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                  $     224      $  (1,538)
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY OPERATING ACTIVITIES -
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                        -          1,727
   DEPRECIATION AND AMORTIZATION                                                            264            313
CHANGE IN ASSETS AND LIABILITIES -
        ACCOUNTS RECEIVABLE                                                                 309           (342)
        INVENTORIES                                                                        (464)          (773)
        PREPAID INCOME TAXES                                                                126             (1)
        OTHER CURRENT ASSETS                                                               (188)          (135)
        OTHER ASSETS                                                                          6              8
        ACCOUNTS PAYABLE                                                                   (286)            95
        ACCRUED EMPLOYEE COMPENSATION & BENEFIT COSTS                                        39             10
        OTHER ACCRUED LIABILITIES                                                           (26)            34
                                                                                      ----------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           4           (602)
                                                                                      ---------      ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES - PROPERTY, PLANT &
       EQUIPMENT                                                                            (81)          (314)
                                                                                      ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                                                       (81)          (314)
                                                                                      ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   INCREASE IN DEMAND LOAN                                                                  500            350
   PAYMENTS ON DEMAND LOAN                                                                 (625)          (100)
   ACQUISITION OF LONG-TERM DEBT                                                              -          1,000
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                                    (109)          (315)
NET CASH PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                              -             55
                                                                                      ---------      ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (234)           990
                                                                                      ----------     ---------

NET (DECREASE) INCREASE IN CASH                                                            (311)            74

CASH AT BEGINNING OF PERIOD                                                                 794          1,009
                                                                                      ---------      ---------

CASH AT END OF PERIOD                                                                 $     483      $   1,083
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

         INCLUDED IN OTHER CURRENT ASSETS ARE $1,076,000 OF UNBILLED REVENUES WHICH REPRESENT REVENUE EARNED UNDER THE PERCENTAGE OF COMPLETION METHOD (COST-TO-COST) NOT YET BILLABLE UNDER THE TERMS OF THE CONTRACTS.

         RECLASSIFICATION OF PRIOR YEAR BALANCES
         ---------------------------------------

         CERTAIN PRIOR YEAR BALANCES HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR PRESENTATION.

2.       INVENTORIES                                            JUNE 30, 2000
         -----------                                            -------------

           RAW MATERIALS AND COMMON PARTS                          $    1,010
           WORK-IN-PROCESS                                              5,601
           FINISHED GOODS                                                 257
                                                                   ----------

                                                                        6,868

           LESS COMMON PARTS EXPECTED TO BE USED AFTER ONE YEAR          (236)
                                                                   ----------

                                                                   $    6,632
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

3.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------
                                                                  JUNE 30, 2000
                                                                  -------------
              LAND                                                 $       11
              BUILDINGS                                                 6,170
              MACHINERY, EQUIPMENT AND TOOLING                          9,117
                                                                   ----------
                                                                       15,298
              LESS ACCUMULATED DEPRECIATION                            (8,358)
                                                                   -----------
                                                                   $    6,940
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

5.       LONG-TERM DEBT
         --------------

                                                                                                     JUNE 30, 2000
                                                                                                     -------------
         INDUSTRIAL DEVELOPMENT REVENUE BONDS; SECURED BY A
              LETTER OF CREDIT FROM A BANK WITH INTEREST PAYABLE MONTHLY
              AT A FLOATING RATE (5.05% AT JUNE 30, 2000)                                            $   5,000
         UNSECURED TERM NOTE; PAYABLE TO A FINANCIAL INSTITUTION WITH
              INTEREST ON $321,000 AT LIBOR PLUS 2% (8.00% AT
              JUNE 30, 2000) AND INTEREST ON THE REMAINING $500,000
              AT A CURRENT RATE OF 5.86%; QUARTERLY PRINCIPAL
              PAYMENTS OF $35,714 THROUGH FEBRUARY 1, 2006                                                 821
         VARIOUS OTHER SECURED TERM NOTES PAYABLE TO GOVERNMENT AGENCIES                                 1,002
                                                                                                     ---------

                                                                                                         6,823

              LESS CURRENT PORTION                                                                        (444)
                                                                                                     ---------

                                                                                                     $   6,379
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

     THE COMPANY ALSO HAS A $1,000,000 LINE OF CREDIT ON WHICH THERE WAS $325,000 OUTSTANDING AT JUNE 30, 2000 AT AN INTEREST RATE OF 9.50%.

6.       COMMON SHAREHOLDERS' EQUITY
         ---------------------------

                                        COMMON STOCK                                                             ACCUMULATED
                                   NUMBER            CAPITAL IN                                                      OTHER
                                  OF SHARES           EXCESS OF  RETAINED              TREASURY   COMPREHENSIVE   COMPREHENSIVE
                                   ISSUED   AMOUNT    PAR VALUE  EARNINGS     ESOP       STOCK       INCOME          INCOME
                                   ----------------------------------------------------------------------------------------

BALANCE DECEMBER
    31, 1999                      2,614,506  $523      $13,358    $  411   ($ 2,640)  ($ 1,017)                   ($      24)
                                  =========  ====      =======     =====    =======    =======                     =========
COMPREHENSIVE INCOME
   NET INCOME                         -       -           -       $  224      -          -        $   224              -
   OTHER COMPREHENSIVE INCOME,
      NET OF TAX                      -       -           -         -         -          -            -                -
       MINIMUM PENSION LIABILITY
         ADJUSTMENT                   -       -           -         -         -          -            -                -
   OTHER COMPREHENSIVE INCOME         -       -           -         -         -          -            -                -
                                                                                                  -------
COMPREHENSIVE INCOME                  -       -           -         -         -          -        $   224              -
                                                                                                  =======
ISSUANCE OF COMMON STOCK              -       -           -         -         -          -                             -
COMPENSATION EXPENSE                  -       -           -         -         -          -                             -
TREASURY STOCK                        -       -           -         -         -          -                             -
EXERCISE OF STOCK OPTIONS             -       -           -         -         -          -                             -
                                  ---------  ----      -------    ------   --------   --------                    ------
BALANCE JUNE 30, 2000             2,614,506  $523      $13,358    $  635   ($ 2,640)  ($ 1,017)                   ($  24)
                                  =========  ====      =======     =====    =======    =======                    ======

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

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           2000            1999            2000         1999
                                                           ----            ----            ----         ----
  INCOME BEFORE CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                        $ 158          $  128         $  224         $ 189
  CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE                                       -              -              -        (1,727)
                                                           ------         ------         ------        ------
  NET EARNINGS                                             $ 158          $  128         $  224       ($1,538)

  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC)                                   1,844           1,811          1,844         1,801
  INCREMENTAL SHARES FROM ASSUMED
     CONVERSIONS OF STOCK OPTIONS                              4               4              4             5
  WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING (DILUTED)                          1,848           1,815          1,848         1,806
    INCOME (LOSS) PER SHARE:
    BASIC
    -----
    INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
       CHANGE IN ACCOUNTING PRINCIPLE                      $0.09          $ 0.07         $ 0.12         $0.10
    CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
       ACCOUNTING PRINCIPLE                                 0.00            0.00           0.00         (0.96)
                                                            ----          ------           ----        ------
    NET INCOME PER SHARE                                   $0.09          $ 0.07         $ 0.12        ($0.86)
                                                           =====          ======         ======        ======
    DILUTED
    -------
    INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
       CHANGE IN ACCOUNTING PRINCIPLE                      $0.09          $ 0.07         $ 0.12         $0.10
    CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                    0.00            0.00           0.00         (0.96)
                                                            ----          ------           ----        ------
    NET INCOME PER SHARE                                   $0.09          $ 0.07         $ 0.12        ($0.86)
                                                           =====          ======         ======        ======

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

                                                   ADVANCED
        PERIOD ENDED                              TECHNOLOGY                CONSUMER
        JUNE 30, 2000                              PRODUCTS                 PRODUCTS                 CONSOLIDATED
        -------------                              --------                 --------                 ------------

REVENUES FROM UNAFFILIATED CUSTOMERS               $   4,643               $   4,083                 $   8,726
                                                   =========               =========                 =========
PROFIT                                             $   1,026               $      14                 $   1,040
                                                   =========               =========
DEPRECIATION EXPENSE                                                                                      (264)
INTEREST EXPENSE                                                                                          (196)
GENERAL CORPORATE EXPENSE                                                                                 (216)
                                                                                                     ----------

INCOME BEFORE INCOME TAXES                                                                           $     364
                                                                                                     =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING TABLE SETS FORTH FOR THE PERIODS INDICATED THE PERCENTAGE RELATIONSHIP OF CERTAIN ITEMS IN THE CONSOLIDATED STATEMENT OF INCOME TO NET REVENUES AND THE PERCENTAGE INCREASE OR DECREASE OF SUCH ITEMS AS COMPARED TO THE INDICATED PRIOR PERIOD.

                                                       RELATIONSHIP TO   PERIOD TO      RELATIONSHIP TO    PERIOD TO
                                                        NET REVENUES     PERIOD $        NET REVENUES      PERIOD $
                                                     THREE MONTHS ENDED  INCREASE      SIX MONTHS ENDED    INCREASE
                                                           JUNE 30      (DECREASE)          JUNE 30       (DECREASE)
                                                    2000       1999        00-99      2000       1999        00-99
                                                    ----       ----        -----      ----       ----        -----
NET REVENUES
   ADVANCED TECHNOLOGY PRODUCTS                      55.5%      62.7%    (14.3%)       53.2%      60.6%     (6.7%)
   CONSUMER PRODUCTS                                 44.5%      37.3%     15.6%        46.8%      39.4%     26.4%
                                                     -----      -----                  -----      -----

                                                    100.0%     100.0%     (3.1%)      100.0%     100.0%      6.3%

COST OF GOODS SOLD, EXCLUSIVE OF
   DEPRECIATION                                      71.2%      71.1%     (3.0%)       72.7%      71.3%      8.4%
                                                     -----      -----                  -----      -----

GROSS PROFIT                                         28.8%      28.9%     (3.5%)       27.3%      28.7%      1.2%
                                                     -----      -----                  -----      -----

SELLING, GENERAL AND ADMINISTRATIVE                  17.7%      18.9%     (9.3%)       17.9%      19.1%     (0.6%)
INTEREST                                              2.3%       2.0%     13.0%         2.2%       1.9%     23.3%
DEPRECIATION AND AMORTIZATION                         3.0%       3.4%    (13.5%)        3.0%       3.8%    (15.7%)
                                                      ----       ----     ------        ----       ----     -----

                                                     23.0%      24.3%     (9.8%)       23.1%      24.8%      7.0%
                                                     -----      -----                  -----      -----

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         5.8%       4.6%     20.1%         4.2%       3.9%     15.6%

INCOME TAX PROVISION                                  2.3%       1.8%     15.1%         1.6%       1.6%     11.1%
                                                      ----       ----                   ----       ----

NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                            3.5%       2.8%     23.4%         2.6%       2.3%     18.5%

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE 0.0%       0.0%      -            0.0%     (21.0%)     -
                                                      ----       ----                   ----      -----

NET INCOME                                            3.5%       2.8%     23.4%         2.6%     (18.7%)     -
                                                      ====       ====                   ====      ======

MANAGEMENT DISCUSSION
---------------------

         DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND FOR THE COMPARABLE PERIOD ENDED JUNE 30, 1999, APPROXIMATELY 26% AND 15% RESPECTIVELY, OF THE COMPANY'S REVENUES WERE DERIVED FROM CONTRACTS WITH AGENCIES OF THE U.S. GOVERNMENT OR THEIR PRIME CONTRACTORS. THE COMPANY'S BUSINESS IS PERFORMED UNDER FIXED PRICE CONTRACTS. IT IS NOTED THAT THE MANY UNCERTAINTIES IN TODAY'S GLOBAL ECONOMY, AND DIFFICULTY IN PREDICTING DEFENSE APPROPRIATIONS, GOVERNMENT AND OTHER EXPENDITURES (BOTH ACTUAL AND PROPOSED) PRECLUDE ANY GUARANTEES OR EVEN ASSURANCES THAT CURRENT PROGRAMS WILL BE CONTINUED OR THAT PROGRAMS IN THE PROTOTYPE STAGES WILL ULTIMATELY RESULT IN PRODUCTION APPLICATIONS. IT IS BECAUSE OF SUCH UNCERTAINTIES AND BECAUSE SUCH ADVERSE OCCURRENCES MAY NOT BE COUNTERBALANCED WITH NEW PROGRAMS OR OTHERWISE, THAT CYCLICAL DOWNTURNS IN OPERATIONAL PERFORMANCES ARE REALISTIC EXPECTATIONS.

RESULTS OF OPERATIONS
---------------------

         THE COMPANY'S CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 SHOWED AN APPROXIMATE 6.3% INCREASE IN NET REVENUES AND AN INCREASE IN NET INCOME OF APPROXIMATELY 18.5% BEFORE THE $1,727,000 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, WHEN COMPARED TO THE SAME SIX MONTH PERIOD OF 1999. THE INCREASE IN REVENUES FOR THE SIX MONTH PERIOD IS PRIMARILY THE RESULT OF INCREASED SALES AND SHIPMENTS FROM THE CONSUMER PRODUCTS GROUP. FOR THE SECOND QUARTER OF 1999, NET SALES DECREASED APPROXIMATELY 3.1% WITH AN INCREASE IN NET INCOME OF APPROXIMATELY 23.4%.

         OPERATING PROFIT AS A PERCENTAGE OF NET REVENUES REMAINED REASONABLY CONSISTENT FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2000 WHEN COMPARED TO THE COMPARABLE PERIODS OF 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECREASED FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2000 WHEN COMPARED TO THE SAME PERIODS IN 1999 BECAUSE OF A DECREASE IN SELLING AND PROFESSIONAL COSTS.

         INTEREST EXPENSE FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2000 WHEN COMPARED TO THE SAME PERIODS IN 1999 INCREASED BECAUSE OF THE GENERAL TREND OF INCREASING RATES WITHIN THE LENDING MARKETS.

         INCOME TAXES FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2000 DECREASED AS A PERCENTAGE OF INCOME BEFORE TAXES WHEN COMPARED TO THE SAME PERIODS IN 1999 BECAUSE OF THE EFFECTS OF VARIABLE STATE INCOME TAXES.

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

         DURING THE SIX MONTH PERIOD ENDED JUNE 30, 2000, THE COMPANY EXPENDED $81,000 ON CAPITAL EXPENDITURES.

         THERE ARE NO MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AT JUNE 30, 2000.

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



DATE: AUGUST 11, 2000




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