Form 10QSB
period 2000-09-30
SERVOTRONICS INC /DE/
filed 2000-11-14
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

  COMMISSION FILE NO. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      16-0837866
---------------------------------                 ------------------------------
  (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                  1110 MAPLE STREET, ELMA, NEW YORK 14059-0300
                 ---------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  716-655-5990
               -------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
  SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES    X  ;    NO
                                          ---           ---

  STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

                     CLASS                    OUTSTANDING AT OCTOBER 31, 2000
-----------------------------------------     ---------------------------------
         COMMON STOCK, $.20 PAR VALUE                  2,405,488



   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
              YES       ;    NO    X
                    ---           ---

                                      INDEX
                                      -----

          PART I. FINANCIAL INFORMATION                                 PAGE NO.
                                                                        --------

ITEM 1.   FINANCIAL STATEMENTS

          A)  CONSOLIDATED BALANCE SHEET, SEPTEMBER 30, 2000              3

          B)  CONSOLIDATED STATEMENT OF INCOME FOR THE THREE AND
              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999               4

          C)  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE
              MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                    5

          D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       9

          PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

          SIGNATURES                                                     12


ITEM 6(a). EXHIBITS

      27   FINANCIAL DATA SCHEDULE

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                     ($000'S OMITTED EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:

  CASH                                                           $        889
  ACCOUNTS RECEIVABLE                                                   2,353
  INVENTORIES                                                           6,883
  DEFERRED INCOME TAXES                                                 1,443
  OTHER                                                                 1,273
                                                                 ------------

     TOTAL CURRENT ASSETS                                              12,841
                                                                 ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                      6,844

OTHER ASSETS                                                              613
                                                                 ------------

                                                                 $     20,298
                                                                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  CURRENT PORTION OF LONG-TERM DEBT                              $        392
  ACCOUNTS PAYABLE                                                        694
  ACCRUED EMPLOYEE COMPENSATION AND BENEFIT COSTS                         923
  OTHER ACCRUED LIABILITIES                                               164
  ACCRUED INCOME TAX                                                      159
                                                                 ------------

     TOTAL CURRENT LIABILITIES                                          2,332
                                                                 ------------

LONG-TERM DEBT                                                          6,324

DEFERRED INCOME TAXES                                                     518

OTHER NON-CURRENT LIABILITY                                               227

SHAREHOLDERS' EQUITY:

  COMMON STOCK, PAR VALUE $.20; AUTHORIZED

    4,000,000 SHARES; ISSUED 2,614,506 SHARES                             523
  CAPITAL IN EXCESS OF PAR VALUE                                       13,358
  RETAINED EARNINGS                                                       697
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                  (24)
                                                                 -------------

                                                                       14,554

  EMPLOYEE STOCK OWNERSHIP TRUST COMMITMENT                            (2,640)
  TREASURY STOCK, AT COST 209,018 SHARES                               (1,017)
                                                                 -------------

TOTAL SHAREHOLDERS' EQUITY                                             10,897
                                                                 ------------

                                                                 $     20,298
                                                                 ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SERVOTRONICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                     ($000'S OMITTED EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,

                                                           2000           1999              2000             1999
                                                           ----           ----              ----             ----

NET REVENUES                                           $   4,129       $   3,862       $  12,855         $   12,067

COSTS AND EXPENSES:

   COST OF GOODS SOLD                                      3,047           2,755           9,389              8,604
   SELLING, GENERAL AND ADMINISTRATIVE                       757             799           2,317              2,368
   INTEREST                                                   99              90             295                249
   DEPRECIATION AND AMORTIZATION                             125             157             389                470
                                                       ---------       ---------       ---------         ----------

                                                           4,028           3,801          12,390             11,691
                                                       ---------       ---------       ---------         ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                101              61             465                376

INCOME TAXES                                                  39              25             179                151
                                                       ---------       ---------       ---------         ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE; NET OF TAXES (BENEFIT)            62              36             286                225

CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                                     -               -               -        (     1,727)
                                                       ---------       ---------       ---------         ----------

NET INCOME                                             $      62       $      36       $     286        ($    1,502)
                                                       =========       =========       =========         ==========

INCOME (LOSS) PER SHARE:

BASIC
-----

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                      $    0.03       $    0.02       $    0.16         $     0.12

CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                     0.00            0.00            0.00        (      0.96)
                                                       ---------       ---------       ---------         ----------
NET INCOME PER SHARE                                   $    0.03       $    0.02       $    0.16        ($     0.84)
                                                       =========       =========       =========         ==========
DILUTED
-------

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                      $    0.03       $    0.02       $    0.15               0.12

CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                     0.00            0.00            0.00        (      0.96)
                                                       ---------       ---------       ---------         ----------
NET INCOME PER SHARE                                   $    0.03       $    0.02       $    0.15        ($     0.84)
                                                       =========       =========       =========         ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000'S OMITTED)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                          2000            1999
                                                                                          ----            ----

CASH FLOWS RELATED TO OPERATING ACTIVITIES:

   NET INCOME (LOSS)                                                                  $     286        ($1,502)
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY OPERATING ACTIVITIES -

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                        -          1,727
   DEPRECIATION AND AMORTIZATION                                                            389            470
CHANGE IN ASSETS AND LIABILITIES -
        ACCOUNTS RECEIVABLE                                                                 454           (406)
        INVENTORIES                                                                        (715)          (846)
        PREPAID INCOME TAXES                                                                766            (22)
        OTHER CURRENT ASSETS                                                                 22            (81)
        OTHER ASSETS                                                                          6             11
        ACCOUNTS PAYABLE                                                                   (452)           241
        ACCRUED EMPLOYEE COMPENSATION & BENEFIT COSTS                                        97            (50)
        OTHER ACCRUED LIABILITIES                                                          (141)           (71)
        ACCRUED INCOME TAX                                                                  159              -
                                                                                      ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         871           (529)
                                                                                      ---------      ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES - PROPERTY, PLANT &
       EQUIPMENT                                                                           (110)          (647)
                                                                                      ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                                                      (110)          (647)
                                                                                      ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:

   INCREASE IN DEMAND LOAN                                                                  600            600
   PAYMENTS ON DEMAND LOAN                                                               (1,050)          (300)
   ACQUISITION OF LONG-TERM DEBT                                                              -          1,000
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                                    (216)          (369)
NET CASH PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                              -             55
                                                                                      ---------      ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (666)           986
                                                                                      ----------     ---------

NET INCREASE (DECREASE) IN CASH                                                              95           (190)

CASH AT BEGINNING OF PERIOD                                                                 794          1,009
                                                                                      ---------      ---------

CASH AT END OF PERIOD                                                                 $     889      $     819
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

         INCLUDED IN OTHER CURRENT ASSETS ARE $827,000 OF UNBILLED REVENUES WHICH REPRESENT REVENUE EARNED UNDER THE PERCENTAGE OF COMPLETION METHOD (COST-TO-COST) NOT YET BILLABLE UNDER THE TERMS OF THE CONTRACTS.

         RECLASSIFICATION OF PRIOR YEAR BALANCES

         CERTAIN PRIOR YEAR BALANCES HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR PRESENTATION.

2.    INVENTORIES                                            SEPTEMBER 30, 2000
      -----------                                            ------------------

        RAW MATERIALS AND COMMON PARTS                            $    1,035
        WORK-IN-PROCESS                                                5,827
        FINISHED GOODS                                                   257
                                                                  ----------

                                                                       7,119

        LESS COMMON PARTS EXPECTED TO BE USED AFTER ONE YEAR            (236)
                                                                 -----------

                                                                  $    6,883
                                                                 ===========

         ENGINEERING AND OTHER SUPPORT COSTS ARE INCURRED IN FULFILLING CERTAIN CONTRACTS WHICH HAVE A PRODUCTION CYCLE LONGER THAN ONE YEAR. THESE COSTS ARE PROPERLY ACCOUNTED FOR IN ACCORDANCE WITH EMERGING ISSUES TASK FORCE ("EITF") 99-5, "ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS". SEE NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

3.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

                                                         SEPTEMBER 30, 2000

              LAND                                          $       11
              BUILDINGS                                          6,170
              MACHINERY, EQUIPMENT AND TOOLING                   9,146
                                                            ----------
                                                                15,327

              LESS ACCUMULATED DEPRECIATION                     (8,483)
                                                            -----------
                                                            $    6,844
                                                            ===========

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

5.       LONG-TERM DEBT
         --------------

                                                                                                  SEPTEMBER 30, 2000

         INDUSTRIAL DEVELOPMENT REVENUE BONDS; SECURED BY A
              LETTER OF CREDIT FROM A BANK WITH INTEREST PAYABLE MONTHLY
              AT A FLOATING RATE (5.85% AT SEPTEMBER 30, 2000)                                       $   5,000

         UNSECURED TERM NOTE; PAYABLE TO A FINANCIAL INSTITUTION WITH INTEREST
              ON $286,000 AT LIBOR PLUS 2% (8.16% AT SEPTEMBER 30, 2000) AND
              INTEREST ON THE REMAINING $500,000 AT A CURRENT RATE OF 5.86%;
              QUARTERLY PRINCIPAL PAYMENTS OF $35,714 THROUGH FEBRUARY 1, 2006                             786
         VARIOUS OTHER SECURED TERM NOTES PAYABLE TO GOVERNMENT AGENCIES                                   930
                                                                                                     ---------

                                                                                                         6,716

              LESS CURRENT PORTION                                                                        (392)
                                                                                                     ----------

                                                                                                     $   6,324
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

         THE COMPANY ALSO HAS A $1,000,000 LINE OF CREDIT ON WHICH THERE WAS NO OUTSTANDING BALANCE AT SEPTEMBER 30, 2000.

6.       COMMON SHAREHOLDERS' EQUITY
         ---------------------------

                                  COMMON STOCK
                                  ------------                                                             ACCUMULATED
                             NUMBER           CAPITAL IN                                                      OTHER
                            OF SHARES          EXCESS OF RETAINED              TREASURY   COMPREHENSIVE   COMPREHENSIVE
                             ISSUED   AMOUNT   PAR VALUE EARNINGS     ESOP       STOCK       INCOME          INCOME
                             --------------------------------------------------------------------------------------


BALANCE DECEMBER
    31, 1999                2,614,506  $523    $13,358    $  411   ($ 2,640)  ($ 1,017)                   ($      24)
                            =========  ====    =======     =====    =======    =======                     =========
COMPREHENSIVE INCOME

   NET INCOME                   -       -        -        $  286      -          -          $   286            -
   OTHER COMPREHENSIVE INCOME,
     NET OF TAX                 -       -         -         -         -          -            -                -
      MINIMUM PENSION LIABILITY

        ADJUSTMENT              -       -         -         -         -          -            -                -
   OTHER COMPREHENSIVE INCOME   -       -         -         -         -          -            -                -
                                                                                            -------
COMPREHENSIVE INCOME            -       -         -         -         -          -          $   286            -
                                                                                            =======
ISSUANCE OF COMMON STOCK        -       -         -         -         -          -                             -
COMPENSATION EXPENSE            -       -         -         -         -          -                             -
TREASURY STOCK                  -       -         -         -         -          -                             -
EXERCISE OF STOCK OPTIONS       -       -         -         -         -          -                             -
                            ---------  ----    -------    ------   --------   --------                    ------
BALANCE SEPTEMBER 30, 2000  2,614,506  $523    $13,358    $  697   ($ 2,640)  ($ 1,017)                   ($      24)
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

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,

                                                           2000            1999            2000         1999
                                                           ----            ----            ----         ----
  INCOME BEFORE CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                        $  62          $   36         $  286      $    225

  CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE                                       -              -              -     (   1,727)
                                                           ------         ------         ------      ---------
  NET EARNINGS                                             $  62          $   36         $  286     ($  1,502)

  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC)                                   1,844           1,811          1,844         1,804

  INCREMENTAL SHARES FROM ASSUMED
     CONVERSIONS OF STOCK OPTIONS                              3               5              3             5

  WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING (DILUTED)                          1,847           1,816          1,847         1,809

    BASIC
    -----

    INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
       CHANGE IN ACCOUNTING PRINCIPLE                      $0.03          $ 0.02         $ 0.16      $   0.12

    CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
       ACCOUNTING PRINCIPLE                                 0.00            0.00           0.00     (    0.96)
                                                            ----          ------           ----      --------
    NET INCOME PER SHARE                                   $0.03          $ 0.02         $ 0.16     ($   0.84)
                                                           =====          ======         ======      =========
    DILUTED
    -------

    INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF A
       CHANGE IN ACCOUNTING PRINCIPLE                      $0.03          $ 0.02         $ 0.15      $   0.12

    CUMULATIVE EFFECT PER SHARE OF A CHANGE IN
       ACCOUNTING PRINCIPLE                                 0.00            0.00           0.00     (    0.96)
                                                            ----          ------           ----      --------
    NET INCOME PER SHARE                                   $0.03          $ 0.02         $ 0.15     ($   0.84)
                                                           =====          ======         ======      ========

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

                                          ADVANCED
        PERIOD ENDED                     TECHNOLOGY      CONSUMER
     SEPTEMBER 30, 2000                   PRODUCTS       PRODUCTS   CONSOLIDATED
     ------------------                   --------       --------   ------------

REVENUES FROM UNAFFILIATED CUSTOMERS      $   6,948     $   5,907   $  12,855
                                          =========     =========   =========
PROFIT                                    $   1,338     $     105   $   1,443
                                          =========     =========
DEPRECIATION EXPENSE                                                     (389)
INTEREST EXPENSE                                                         (295)
GENERAL CORPORATE EXPENSE                                                (324)
                                                                    ----------

INCOME BEFORE INCOME TAXES                                          $     435
                                                                    =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         THE FOLLOWING TABLE SETS FORTH FOR THE PERIODS INDICATED THE PERCENTAGE RELATIONSHIP OF CERTAIN ITEMS IN THE CONSOLIDATED STATEMENT OF INCOME TO NET REVENUES AND THE PERCENTAGE INCREASE OR DECREASE OF SUCH ITEMS AS COMPARED TO THE INDICATED PRIOR PERIOD.

                                                       RELATIONSHIP TO   PERIOD TO      RELATIONSHIP TO    PERIOD TO
                                                        NET REVENUES     PERIOD $        NET REVENUES      PERIOD $
                                                     THREE MONTHS ENDED  INCREASE      NINE MONTHS ENDED   INCREASE
                                                        SEPTEMBER 30    (DECREASE)       SEPTEMBER 30     (DECREASE)
                                                    2000       1999        00-99      2000       1999        00-99
                                                    ----       ----        -----      ----       ----        -----
NET REVENUES

   ADVANCED TECHNOLOGY PRODUCTS                      55.8%      63.6%     (6.2%)       54.0%      61.6%     (6.5%)
   CONSUMER PRODUCTS                                 44.2%      36.4%     29.7%        46.0%      38.4%     27.4%
                                                     -----      -----                  -----      -----

                                                    100.0%     100.0%      6.9%       100.0%     100.0%      6.5%

COST OF GOODS SOLD, EXCLUSIVE OF
   DEPRECIATION                                      73.8%      71.3%     10.6%        73.0%      71.3%      9.1%
                                                     -----      -----                  -----      -----

GROSS PROFIT                                         26.2%      28.7%     (2.3%)       27.0%      28.7%      0.1%
                                                     -----      -----                  -----      -----

SELLING, GENERAL AND ADMINISTRATIVE                  18.3%      20.7%     (5.3%)       18.0%      19.6%     (2.2%)
INTEREST                                              2.4%       2.3%     10.0%         2.3%       2.1%     18.5%
DEPRECIATION AND AMORTIZATION                         3.0%       4.1%    (20.4%)        3.0%       3.9%    (17.2%)
                                                      ----       ----     ------        ----       ----     -----

                                                     23.7%      27.1%    (15.7%)       23.3%      25.6%     (0.9%)
                                                     -----      -----                  -----      -----

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         2.5%       1.6%     65.6%         3.7%       3.1%     23.7%

INCOME TAX PROVISION                                  1.0%       0.7%     56.0%         1.5%       1.2%     18.5%
                                                      ----       ----                   ----       ----

NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                            1.5%       0.9%     72.2%         2.2%       1.9%     27.1%

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE 0.0%       0.0%        -          0.0%     (14.3%)       -
                                                      ----       ----                   ----      -----

NET INCOME                                            1.5%       0.9%     72.2%         2.2%     (12.4%)   119.0%
                                                      ====       ====                   ====     =======

MANAGEMENT DISCUSSION

         DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND FOR THE COMPARABLE PERIOD ENDED SEPTEMBER 30, 1999, APPROXIMATELY 24% AND 19% RESPECTIVELY, OF THE COMPANY'S REVENUES WERE DERIVED FROM CONTRACTS WITH AGENCIES OF THE U.S. GOVERNMENT OR THEIR PRIME CONTRACTORS. THE COMPANY'S BUSINESS IS PERFORMED UNDER FIXED PRICE CONTRACTS. IT IS NOTED THAT THE MANY UNCERTAINTIES IN TODAY'S GLOBAL ECONOMY, AND DIFFICULTY IN PREDICTING DEFENSE APPROPRIATIONS, GOVERNMENT AND OTHER EXPENDITURES (BOTH ACTUAL AND PROPOSED) PRECLUDE ANY GUARANTEES OR EVEN ASSURANCES THAT CURRENT PROGRAMS WILL BE CONTINUED OR THAT PROGRAMS IN THE PROTOTYPE STAGES WILL ULTIMATELY RESULT IN PRODUCTION APPLICATIONS. IT IS BECAUSE OF SUCH UNCERTAINTIES AND BECAUSE SUCH ADVERSE OCCURRENCES MAY NOT BE COUNTERBALANCED WITH NEW PROGRAMS OR OTHERWISE, THAT CYCLICAL DOWNTURNS IN OPERATIONAL PERFORMANCES ARE REALISTIC EXPECTATIONS.

RESULTS OF OPERATIONS

         THE COMPANY'S CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 SHOWED AN APPROXIMATE 6.5% INCREASE IN NET REVENUES AND AN INCREASE IN NET INCOME OF APPROXIMATELY 27.1% BEFORE THE $1,727,000 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, WHEN COMPARED TO THE SAME NINE MONTH PERIOD OF 1999. THE INCREASE IN REVENUES FOR THE NINE MONTH PERIOD IS PRIMARILY THE RESULT OF INCREASED SALES AND SHIPMENTS FROM BOTH THE ADVANCED TECHNOLOGY AND CONSUMER PRODUCTS GROUPS. FOR THE THIRD QUARTER OF 1999, NET SALES INCREASED APPROXIMATELY 6.9% WITH AN INCREASE IN NET INCOME OF APPROXIMATELY 72.2%. OPERATING INCOME AS A PERCENTAGE OF NET REVENUES REMAINED REASONABLY CONSISTENT FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 WHEN COMPARED TO THE COMPARABLE PERIODS OF 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECREASED FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 WHEN COMPARED TO THE SAME PERIODS IN 1999 PRIMARILY BECAUSE OF A DECREASE IN SELLING, COMPENSATION AND PROFESSIONAL COSTS.

         INTEREST EXPENSE FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 WHEN COMPARED TO THE SAME PERIODS IN 1999 INCREASED BECAUSE OF THE GENERAL TREND OF INCREASING RATES WITHIN THE LENDING MARKETS.

         INCOME TAXES FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 DECREASED AS A PERCENTAGE OF INCOME BEFORE TAXES WHEN COMPARED TO THE SAME PERIODS IN 1999 BECAUSE OF THE EFFECTS OF VARIABLE STATE INCOME TAXES.

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

         DURING THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000, THE COMPANY EXPENDED $110,000 ON CAPITAL EXPENDITURES.

         THERE ARE NO MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AT SEPTEMBER 30, 2000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------

         THE ANNUAL MEETING OF SHAREHOLDERS OF THE REGISTRANT WAS HELD ON JULY 7, 2000. AT THE MEETING, EACH OF THE DIRECTORS OF THE REGISTRANT WAS ELECTED TO SERVE UNTIL THE NEXT ANNUAL MEETING OF SHAREHOLDERS UNTIL HIS SUCCESSOR IS ELECTED AND QUALIFIED. THE FOLLOWING TABLE SHOWS THE RESULTS OF THE VOTING AT THE MEETING.

                                                                    WITHHELD
                  NAME OF NOMINEE                   FOR             AUTHORITY
                  ---------------                   ---             ---------
                  DR. WILLIAM H. DUERIG            2,141,548           16,525
                  DONALD W. HEDGES                 2,141,548           16,525
                  NICHOLAS D. TRBOVICH, JR.        2,141,123           16,950
                  DR. NICHOLAS D. TRBOVICH         2,141,548           16,525


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


DATE: NOVEMBER 8, 2000






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