Form 10KSB40
period 2000-12-31
SERVOTRONICS INC /DE/
filed 2001-03-26
CIK 89140

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-KSB

 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934
For the fiscal year ended December 31, 2000

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

For the transition period from _________________ to _________________.
Commission File No. 1-7109

                               SERVOTRONICS, INC.
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

           Delaware                                              16-0837866
 ------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

  1110 Maple Street, Elma, New York                                14059
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: 716-655-5990
                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered
     -------------------                                -----------------------

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

     Issuer's revenues for its most recent fiscal year:  $16,969,000.

     As of March 15, 2001 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $3,502,413.63 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of March 15, 2001 the number of $.20 par value common shares outstanding was 2,418,081.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                                                Part of Form 10-KSB
     --------                                                -------------------
2001 Proxy Statement                                             Part III

     Transitional Small Business Disclosure Format.  Yes    .  No  x .
                                                         ---      ---

                                     PART I
                                     ------


Item 1. Description of Business
-------------------------------

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

       During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 12% of the Registrant's total revenues. If the Registrant were deemed to be unqualified by the United States Government as a contractor or subcontractor, it would lose approximately 21% of its revenue of advanced technology products. In 2000 and 1999 sales of advanced technology products to Honeywell and United Technologies (including their subsidiaries and/or divisions) individually exceeded 10% of Registrant's total revenues. No other single customer represented more than 10% of the Company's revenues in any of these years.

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

       Consumer Products
       -----------------

       The Registrant's consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Registrant's Consumer Products Group also sells its cutlery products (principally machetes, survival knives and kitchen knives) to various branches of the United States Government which accounted for 13% of the Registrant's total sales in 2000. The Registrant sells its products through its own sales personnel and through independent manufacturers' representatives.

Business Segments
-----------------

       Business segment information is presented in Note 12 of the accompanying consolidated financial statements.

Intellectual Properties
-----------------------

       The Company has rights under certain copyrights and registered domain names. In the view of management, the Registrant's competitive position is not dependent on patent protection.

Research Activities
-------------------

       The amount spent by the Registrant in research and development activities during its 2000 and 1999 fiscal years was not significant.

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

Employees
---------

       The Registrant at December 31, 2000 had approximately 211 employees of which approximately 198 are full time. In excess of 82% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

Item 2. Description of Properties
------  -------------------------

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
                                    Approx.             product                 type of             floor area
Location                            acreage          manufactured             construction          (sq. feet)
--------------------------------------------------------------------------------------------------------------
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

Item 3. Legal Proceedings
------  -----------------

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

       Not applicable.

                                     PART II
                                     -------



Item 5. Market for Common Equity and Related Stockholder Matters
------  --------------------------------------------------------

       (a)        Price range of common stock
                  ---------------------------

                  The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 2000 and 1999.

                                                                                   High               Low
                                                                                   ----               ---
                  2000
                          Fourth Quarter                                          $3.500            $2.500
                          Third Quarter                                            4.313             3.000
                          Second Quarter                                           5.125             3.750
                          First Quarter                                            5.375             4.625

                  1999
                          Fourth Quarter                                          $6.125            $4.875
                          Third Quarter                                            7.375             4.750
                          Second Quarter                                           5.437             4.250
                          First Quarter                                            7.000             4.750

       (b)        Approximate number of holders of common stock
                  ---------------------------------------------

                             Title                                                 Approximate number of
                              of                                                   record holders (as of
                             class                                                  December 31, 2000)
                             -----                                                  ------------------
                  Common Stock, $.20 par value                                              669

       (c)        Dividends on common stock
                  -------------------------

                  No cash dividends were paid in 2000 or 1999.

Item 6. Management's Discussion and Analysis or Plan of Operation
------  ---------------------------------------------------------

Summary
-------

       The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                                                  Period to
                                                                     Relationship to               period
                                                                    net revenues year             increase
                                                                          ended                  (decrease)
                                                                       December 31,              year ended
                                                                   2000            1999          2000-1999
                                                                   ----            ----          ---------
Net revenues:
   Advanced technology products                                     55.9%           60.6%           (3.2)%
   Consumer products                                                44.1            39.4            17.5
                                                                   -----           -----            ----
                                                                   100.0           100.0             5.0
Cost of goods sold                                                  71.7            75.2             0.1
                                                                   -----           -----            ----
Gross profit                                                        28.3            24.8            19.8
                                                                   -----           -----            ----
Selling, general and administrative                                 17.9            20.0            (5.8)
Restructuring charge                                                 0.0             5.3              --
Interest                                                             2.3             2.1            13.4
Depreciation                                                         3.8             4.2            (3.7)
                                                                   -----           -----            ----
                                                                    24.0            31.6             3.9
                                                                   -----           -----            ----
Income (loss) before income taxes and cumulative
   change in accounting principle and after
   restructure charge                                                4.3            (6.7)            N/A
Income tax provision                                                 1.9            (2.5)            N/A
                                                                   -----           -----            ----
Income (loss) before cumulative effect of a change
   in accounting principle and after restructure charge              2.5            (4.2)            N/A
Cumulative effect of a change in accounting principle                0.0           (10.7)             --
                                                                   -----           -----            ----
Net income (loss)                                                    2.5%          (14.9)%           N/A
                                                                   =====           =====            ====

Management Discussion
---------------------

       During the year ended December 31, 2000 and for the comparable period ended December 31, 1999, approximately 25% and 21% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current government and/or commercial programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such volatile uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise that cyclical downturns in operational performances are realistic expectations.

See also Note 12 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2000 as Compared to 1999
-----------------------------------------------------

       The Company's consolidated results of operations for the year ended December 31, 2000 showed an approximate 5% increase in net revenues with an increase in gross profit of 19.8%. The increase in revenues is primarily attributable to proactive marketing and product development. The resultant increase in gross profit is both attributable to the Company's previously reported restructuring plan as identified during 1999 as well as continued efforts to control costs.

       Selling, general and administrative costs decreased for the year ended December 31, 2000 when compared to the same period in 1999 primarily as the result of fluctuations in selling compensation expenses dependent upon product mix.

       Interest expense increased by approximately 13% for the year ended December 31, 2000 when compared to the same period in 1999 due to market driven interest rate fluctuations notwithstanding the Company's decreased institutional debt by nearly $900,000.

       Depreciation expense decreased due to variable estimated useful lives of depreciable property as identified in Note 1 to the Consolidated Financial Statements.

Results of Operations - Year 1999 as Compared to 1998
-----------------------------------------------------

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

       As the result of the early adoption of the newly enacted accounting pronouncements [Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" and timely adoption of Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP 98-5)] the Company wrote-off $1,727,000 after tax which were previously appropriately capitalized. The early adoption of these pronouncements resulted in the recognition of the related tax benefit of $1,013,000 in the December 31, 1999 financial statements. These charges were recorded as a cumulative effect of a change in accounting principle in the December 31, 1999 Consolidated Statement of Income. (See Note 4 to the consolidated financial statements.) No similar charges were incurred in 1998.

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

       During the year ended December 31, 2000, the Company expended $858,000 on capital expenditures. During the year ended December 31, 1999, the Company expended $841,000. The Company also has a $1,000,000 line of credit at December 31, 2000 on which there is no balance outstanding at December 31, 2000.

       There are no material commitments for capital expenditures at December 31, 2000.

Year 2000
---------

       The Company's year 2000 computer compliance efforts were successful. The Company moved into the year 2000 without impact or interruption to its business as a result of year 2000 computer problems.

Item 7. Financial Statements
------  --------------------

       The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8. Changes in and Disagreements with Accountants on Accounting and
------  ---------------------------------------------------------------
        Financial Disclosure
        --------------------

       None.

                                    PART III
                                    --------



Item 9. Directors, Executive Officers, Promoters and Control Persons;
------  -------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------

       Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2000 fiscal year or such information will be included by amendment.

Item 10. Executive Compensation
-------  ----------------------

       Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2000 fiscal year or such information will be included by amendment.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2000 fiscal year or such information will be included by amendment.

Item 12. Certain Relationships and Related Transactions
-------  ----------------------------------------------

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2000 fiscal year or such information will be included by amendment.

Item 13. Exhibits and Reports on Form 8-K
-------  --------------------------------

                  (a)      Exhibits
                           --------

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                            3(A)(1)          Certificate of Incorporation           Exhibit 3(A)(1) to 1996
                                                                                       Form 10-KSB*

                            3(A)(2)          Amendments to Certificate              Exhibit 3(A)(2) to 1996
                                                of Incorporation dated                 Form 10-KSB*
                                                August 27, 1984

                            3(A)(3)          Certificate of designation             Exhibit 4(A) to 1987
                                                regarding Series I                     Form 10-K*
                                                preferred stock


                            3(A)(4)          Amendments to Certificate              Exhibit 3(A)(4) to 1998
                                                of Incorporation dated                 Form 10-KSB*
                                                June 30, 1998

                            3(B)             By-laws                                Exhibit 3(B) to 1986
                                                                                       Form 10-K*

                            4.1(A)           First amended and restated             Exhibit 4(A) to 1993
                                                term loan agreement with               Form 10-KSB*
                                                Fleet Bank of New York
                                                dated October 4, 1993

                            4.1(B)           Second amended and restated            Exhibit 4.1(B) to 1999
                                                term loan agreement with               Form 10-KSB
                                                Fleet Bank of New York
                                                dated February 26, 1999

                            4.1(C)           First amendment to second              Exhibit 4.1(C) to 1999
                                                amended and restated term              Form 10-KSB
                                                loan agreement with
                                                Fleet Bank of New York
                                                dated December 17, 1999

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

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                            4.2(B)           First Amendment and                    Exhibit 4.2(B) to 1999
                                                Extension to Letter of Credit          Form 10-KSB
                                                and Reimbursement Agreement
                                                with Fleet Bank of New York
                                                dated as of December 17, 1999

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

                            4.3              Shareholder Rights Plan                Attachment B to Form
                                                dated as of August 13,                 8-K filed August 17,
                                                1992                                   1992*

                           10(A)(1)          Employment contract**                  Exhibit 10(A) to 1986
                                                                                       Form 10-K*

                           10(A)(2)          Amendment to employment                Exhibit 10(A) to 1999
                                                contract**                             Form 10-KSB

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

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                           10(C)(2)          Stock purchase agreement               Exhibit 10(D)(2) to
                                                between the Company                    1988 Form 10-K*
                                                and its employee
                                                stock ownership trust

                           10(D)(1)(a)       2000 Employees Stock                   Filed herewith
                                                Option Plan**

                           10(D)(2)          Stock Option Agreement                 Exhibit 10(D)(2) to 1998
                                                for Donald W. Hedges                   Form 10-KSB*
                                                dated March 24, 1998**

                           10(D)(2)(a)       Stock Option Agreement                 Filed herewith
                                                for Donald W. Hedges
                                                dated July 7, 2000**

                           10(D)(3)(b)       Stock Option Agreement                 Exhibit 10(D)(3)(b) to 1998
                                                for Nicholas D.                        Form 10-KSB*
                                                Trbovich dated
                                                March 24, 1998**

                           10(D)(3)(c)       Stock Option Agreement                 Filed herewith
                                                for Nicholas D.
                                                Trbovich dated
                                                July 7, 2000**

                           10(D)(4)          Stock Option Agreement                 Exhibit 10(D)(4) to 1998
                                                for William H. Duerig                  Form 10-KSB*
                                                dated March 24, 1998**

                           10(D)(4)(a)       Stock Option Agreement                 Filed herewith
                                                for William H. Duerig
                                                dated July 7, 2000**

                           10(D)(5)(b)       Stock Option Agreement                 Exhibit 10(D)(5)(b) to 1998
                                                for Nicholas D.                        Form 10-KSB*
                                                Trbovich, Jr. dated
                                                March 24, 1998**


--------------------------------------------------------------
 * Incorporated herein by reference (File No. 1-7109)
** Indicates management contract or compensatory plan or arrangement

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
                           10(D)(6)(a)       Stock Option Agreement                 Exhibit 10(D)(6) to 1991
                                                for Nicholas D.                        Form 10-K*
                                                Trbovich, Jr. dated
                                                October 17, 1991**

                           10(D)(6)(b)       Stock Option Agreement                 Exhibit 10(D)(6)(b) to 1998
                                                for Nicholas D.                        Form 10-KSB*
                                                Trbovich, Jr. dated
                                                March 24, 1998**

                           10(D)(6)(c)       Stock Option Agreement                 Filed herewith
                                                for Nicholas D.
                                                Trbovich, Jr. dated
                                                July 7, 2000**

                           10(D)(7)(a)       Stock Option Agreement                 Exhibit 10(D)(7) to 1991
                                                for Lee D. Burns dated                 Form 10-K*
                                                October 17, 1991**

                           10(D)(7)(b)       Stock Option Agreement                 Exhibit 10(D)(7)(b) to 1998
                                                for Lee D. Burns dated                 Form 10-KSB*
                                                March 24, 1998**

                           10(D)(7)(c)       Stock Option Agreement                 Filed herewith
                                                for Lee D. Burns dated
                                                July 7, 2000**

                           10(D)(8)(a)       Stock Option Agreement                 Exhibit 10(D)(8) to 1991
                                                for Raymond C. Zielinski               Form 10-K*
                                                dated October 17, 1991**

                           10(D)(8)(b)       Stock Option Agreement                 Exhibit 10(D)(8)(b) to 1998
                                                for Raymond C. Zielinski               Form 10-KSB*
                                                dated March 24, 1998**

                           10(D)(8)(c)       Stock Option Agreement                 Filed herewith
                                                for Raymond C. Zielinski
                                                dated July 7, 2000**


--------------------------------------------------------------
 * Incorporated herein by reference (File No. 1-7109)
** Indicates management contract or compensatory plan or arrangement

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
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

                  (b)      Reports on Form 8-K
                           -------------------

                           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.



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

SERVOTRONICS, INC.

March 15, 2001                       By      /s/ Nicholas D. Trbovich, President
                                             -----------------------------------
                                             Nicholas D. Trbovich
                                             President, Chief Executive Officer
                                             and Chairman of the Board


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nicholas D. Trbovich                     President, Chief Executive                 March 15, 2001
------------------------                     Officer, Chairman of the
Nicholas D. Trbovich                         Board and Director


/s/ Lee D. Burns                             Treasurer and Secretary                    March 15, 2001
----------------                             (Chief Financial Officer)
Lee D. Burns


/s/ Donald W. Hedges                         Director                                   March 15, 2001
--------------------
Donald W. Hedges


/s/ William H. Duerig                        Director                                   March 15, 2001
---------------------
William H. Duerig


/s/ Nicholas D. Trbovich Jr.                 Director                                   March 15, 2001
----------------------------
Nicholas D. Trbovich Jr.

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                                                          Page
                                                                          ----
Report of independent accountants                                            F2

Consolidated balance sheet at December 31, 2000                              F3

Consolidated statement of income for the years ended
   December 31, 2000 and 1999                                                F4

Consolidated statement of cash flows for the years ended
   December 31, 2000 and 1999                                                F5

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








                                      -F1-

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of income and of cash flows present fairly, in all material respects, the financial position of Servotronics, Inc. and its subsidiaries at December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Buffalo, New York
March 15, 2001





                                      -F2-

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                      -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               December 31, 2000
                               -----------------
                     ($000's omitted except per share data)

Assets
Current assets:
  Cash                                                     $    659
  Accounts receivable                                         2,479
  Inventories                                                 6,407
  Prepaid income taxes                                          218
  Deferred income taxes                                         867
  Other                                                       1,252
                                                           --------

     Total current assets                                    11,882

Property, plant and equipment, net                            7,340

Other assets                                                    600
                                                           --------

                                                           $ 19,822
                                                           ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                        $    393
  Accounts payable                                              564
  Accrued employee compensation and benefit costs               770
  Other accrued liabilities                                     166
                                                           --------

     Total current liabilities                                1,893
                                                           --------

Long-term debt                                                6,100

Deferred income taxes                                           455

Other non-current liability                                     215

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                   523
  Capital in excess of par value                             13,361
  Retained earnings                                             794
  Accumulated other comprehensive income                        (25)
                                                           --------

                                                             14,653

  Employee stock ownership trust commitment                  (2,539)
  Treasury stock, at cost 196,425 shares                       (955)
                                                           --------

     Total shareholders' equity                              11,159
                                                           --------

                                                           $ 19,822
                                                           ========



                 See notes to consolidated financial statements

                                      -F3-

                      SERVOTRONICS, INC. AND SUBSIDIARIES
                      -----------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                     ($000's omitted except per share data)


                                                                                Year Ended
                                                                               December 31,
                                                                           2000             1999
                                                                         -------          --------
Net revenues                                                             $16,969          $ 16,165
Costs and expenses:
   Cost of goods sold                                                     12,159            12,149
   Selling, general and administrative                                     3,042             3,230
   Restructuring charge                                                        0               854
   Interest                                                                  390               344
   Depreciation and amortization                                             646               671
                                                                         -------          --------

                                                                          16,237            17,248
                                                                         -------          --------

Income (loss) before income taxes (benefit)
   and cumulative change in accounting principle                             732            (1,083)

Income taxes (benefit)                                                       314              (401)
                                                                         -------          --------

Income (loss) before cumulative change in
   accounting principle                                                      418              (682)

Cumulative effect of a change in accounting principle,
   net of taxes (benefit)                                                      0            (1,727)
                                                                         -------          --------

Net income (loss)                                                        $   418          $ (2,409)
                                                                         =======          ========


Income (Loss) Per Share
BASIC
Income (loss) per share before cumulative effect of
  a change in accounting principle                                       $  0.23          $  (0.38)
Cumulative effect per share of a change in accounting principle             0.00             (0.95)
                                                                         -------          --------
Net income (loss) per share                                              $  0.23          $  (1.33)
                                                                         =======          ========
DILUTED
Income (loss) per share before cumulative effect of
  a change in accounting principle                                       $  0.21          $  (0.38)
Cumulative effect per share of a change in accounting principle             0.00             (0.95)
                                                                         -------          --------
Net income (loss) per share                                              $  0.21          $  (1.33)
                                                                         =======          ========




                 See notes to consolidated financial statements

                                      -F4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                ($000's omitted)


                                                                        Year Ended
                                                                       December 31,
                                                                 2000              1999
                                                                -------           -------
Cash flows related to operating activities:
   Net income (loss)                                            $   418           $(2,409)
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Cumulative effect of change in accounting principle                0             2,740
   Depreciation and amortization                                    646               921
   Deferred income taxes                                            513              (892)
   Tax benefit from stock options                                     3                34
Change in assets and liabilities -
        Accounts receivable                                         328              (609)
        Inventories                                                (239)               76
        Prepaid income taxes                                        548              (751)
        Other current assets                                         44                80
        Other assets                                                 12                17
        Accounts payable                                           (582)              256
        Accrued employee compensation & benefit costs               (56)             (104)
        Other accrued liabilities                                  (139)              122
        Other non-current liabilities                               (12)                0
        Employee stock ownership trust payment                      101               101
                                                                -------           -------
Net cash provided by (used in) operating activities               1,585              (418)
                                                                -------           -------
Cash flows related to investing activities:
  Capital expenditures - property, plant &
       equipment                                                   (858)             (841)
                                                                -------           -------
Net cash used in investing activities                              (858)             (841)
                                                                -------           -------
Cash flows related to financing activities:
   Increase in demand loan                                          600               950
   Payments on demand loan                                       (1,050)             (500)
   Acquisition of long-term debt                                      0             1,000
   Principal payments on long-term debt                            (439)             (461)
   Net cash proceeds from exercise of stock options                  27                55
                                                                -------           -------
Net cash provided by (used in) financing activities                (862)            1,044
                                                                -------           -------
Net decrease in cash                                               (135)             (215)
Cash at beginning of period                                         794             1,009
                                                                -------           -------
Cash at end of period                                           $   659           $   794
                                                                =======           =======

Supplemental disclosures:
-------------------------
   Income taxes paid                                            $    68           $   207
   Interest paid                                                $   386           $   334



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

       Included in other current assets is $809,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

       Inventories
       -----------

       Inventories are stated generally at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Pre-production costs related to long-term supply arrangements are expensed as incurred.






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

 2.    Restructuring Charges
       ---------------------

       In the fourth quarter of 1999, the Company recorded restructuring charges of $854,000 in connection with the discontinuance of various product lines of the CPG to restructure the overall business' strategic plan and to redirect the Company's efforts to target "niche" and core-products. The $854,000 includes write-downs of capital assets related to the discontinued product lines of $418,000, product line rationalizations including write offs of inventory related to the discontinued product lines of $336,000, and $100,000 exiting costs of discontinued product line contracts and related expenses. During 2000 the Company substantially completed its restructuring, the costs of which were consistent with those accrued during 1999.

 3.    Inventories                                          December 31, 2000
       -----------                                          -----------------
                                                            ($000's omitted)

         Raw materials and common parts                          $  364
         Work-in-process                                          5,583
         Finished goods                                             696
                                                                 ------
                                                                  6,643
         Less common parts expected to be used
             after one year                                        (236)
                                                                 -------
                                                                 $6,407
                                                                 ======

4.     Changes in Accounting Principles
       --------------------------------

       On January 1, 1999, the Company elected early adoption of Emerging Issues Task Force ("EITF") 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF 99-5 states that development and pre-production costs for products sold under long-term supply arrangements be expensed as incurred. On January 1, 1999, as required by the Accounting Standards Executive Committee, the Company also adopted the Statement of Position No. 98-5 "Reporting on the Cost of Start-Up Activities" (SoP 98-5). As a result of the early adoption of EITF 99-5 and adoption of SoP 98-5, the Company wrote off $1,727,000 of costs which were



                                      -F8-
       appropriately capitalized in prior years. These charges were recorded net of taxes of $1,013,000 as a cumulative effect of a change in accounting principle in the December 31, 1999 Consolidated Statement of Income. Further, as a result of early adoption, costs incurred for development and pre-production during 1999 were expensed and reflected in 1999 as cost of goods sold.

5.     Property, plant and equipment                        December 31, 2000
       -----------------------------                        -----------------
                                                            ($000's omitted)

         Land                                                    $    11
         Buildings and improvements                                6,170
         Machinery, equipment and tooling                          9,894
                                                                 -------
                                                                  16,075
         Less accumulated depreciation                            (8,735)
                                                                 --------
                                                                 $ 7,340
                                                                 =======

       Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

 6.    Long-term debt                                       December 31, 2000
       --------------                                       -----------------
                                                            ($000's omitted)

       Industrial Development Revenue Bonds; secured
           by a letter of credit from a bank with
           interest payable  monthly at a floating
           rate (5.30% at December 31, 2000)                     $ 4,830

         Term loan; payable to a financial institution
              with interest on $250,000 at LIBOR plus 2%
              (8.63% at December 31, 2000) and interest
              on the remaining $500,000 at a rate of
              5.86% at December 31, 2000; quarterly
              principal payments of $35,714 through
              February 1, 2006                                       750

       Various other secured term notes payable to
              government agencies                                    913
                                                                 -------
                                                                   6,493

         Less current portion                                       (393)
                                                                 -------
                                                                 $ 6,100
                                                                 =======

       Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's new headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final



                                      -F9-
       payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

       On February 26, 1999, the Company received a $1,000,000 loan from a financial institution payable in equal quarterly installments, maturing in 2006. The proceeds were used to pay off an unsecured term note and to finance purchases of equipment and working capital. The loan is collaterallized by any and all equipment purchased with the proceeds of the term loan. The letter of credit reimbursement agreement, the unsecured term note agreement and the secured term notes contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings.

       Principal maturities of long-term debt are as follows: 2002 - $548,000; 2003 - $378,000; 2004 - $463,000, 2005 - $348,000, 2006 and thereafter
       $4,363,000.

       The Company also has a $1,000,000 line of credit on which there was no balance outstanding at December 31, 2000.

 7.    Employee benefit plans
       ----------------------

       Employee stock ownership plan (ESOP)
       ------------------------------------

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon salary levels and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 341,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At




                                     -F10-

       December 31, 2000 and 1999, approximately 530,000 and 563,000 shares, respectively, purchased by the ESOP remain unallocated.

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2000 and 1999. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

       Defined benefit plan
       --------------------

       A Consumer Products division subsidiary of the Company maintains a noncontributory defined benefit pension plan covering substantially all its employees. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $20,000 and $29,000 was recognized in 2000 and 1999, respectively, and was calculated using a weighted-average discount rate of 7.5% in both 2000 and 1999, and weighted-average expected rate of return on plan assets of 8.0% for both years. The projected benefit obligation under the plan at December 31, 2000 was $64,000, net of $190,000 of plan assets at fair value.

       Deferred compensation program
       -----------------------------

       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 2000 and 1999, no amount was accrued or expensed under this program. In 1999, $195,000 was paid from the amount previously accrued and expensed in prior periods which leaves a balance of $225,000 accrued in the December 31, 2000 consolidated balance sheet.






                                     -F11-

 8.    Income taxes
       ------------

       The provision (benefit) for income taxes included in the consolidated statement of income consists of the following:

                                                                    2000              1999
                                                                    ----              ----
                                                                       ($000's omitted)
          Current:
            Federal income tax (benefit)                           $  (213)          $  (543)
            State income tax                                            14                21
                                                                   -------           -------
                                                                      (199)             (522)
                                                                   -------           -------
          Deferred:
            Federal income tax (benefit)                               445              (683)
            State income tax (benefit)                                  68              (209)
                                                                   -------           -------

                                                                       513              (892)
                                                                   -------           -------
                                                                       314            (1,414)

          Tax benefit allocated to cumulative effect of a
             change in accounting principle (see Note 4)                 0             1,013
                                                                   -------           -------

                                                                   $   314           $  (401)
                                                                   =======           =======

       The provision for income taxes does not include the tax benefit of $3,000 and $34,000 for 2000 and 1999, respectively, associated with the exercise of stock options which have been credited to capital in excess of par value.

       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

                                                                   2000              1999
                                                                   ----              ----
          Statutory rate                                            34%               34%
          Increase resulting from:
            State income taxes (less federal effect)                 7%                3%

            Other                                                    2%               --%
                                                                   ---               ---
                                                                    43%               37%
                                                                   ===               ===





                                     -F12-

       At December 31, 2000, the deferred tax assets (liabilities) were comprised of the following:

                                                                      ($000's omitted)
       Inventory                                                             $ 525
       Accrued vacation                                                        142
       Federal and state net operating losses and credits                      171
       Accrued deferred compensation                                            75
       Other                                                                    16
                                                                             -----
       Total deferred tax assets                                               929

       Property, plant and equipment                                          (455)
       Other liabilities                                                       (45)
                                                                             -----
       Total deferred tax liabilities                                         (500)
                                                                             -----

       Net deferred tax asset                                                $ 429
                                                                             =====


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

       At December 31, 2000, the Company has a Federal net operating loss carryforward of approximately $88,000 (approximately a $30,000 tax benefit) that begins to expire in 2020. At December 31, 2000, the Company also has a New York State net operating loss carryforward of approximately $1,300,000 (approximately a $43,000 tax benefit) that begins to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,700,000 (approximately a $73,000 tax benefit) that begins to expire in 2006.





                                     -F13-

 9.    Common shareholders' equity
       ---------------------------

                                         Common stock
                                         ------------                                                                   Accumulated
                                     Number               Capital in                                                        other
                                    of shares             excess of    Retained               Treasury  Comprehensive  comprehensive
                                     issued      Amount   par value    earnings      ESOP      stock       income         income
                                    ----------------------------------------------------------------------------------------------
                                                                         ($000's omitted)
Balance December
    31, 1998                        2,614,506     $523     $ 13,324    $ 2,904      ($2,741)   ($1,156)                     ($43)
Comprehensive income
   Net loss                                --       --           --    $(2,409)          --         --      $(2,409)          --
   Other comprehensive income,
      net of tax                           --       --           --         --           --         --           --           --
       Minimum pension liability
         adjustment                        --       --           --         --           --         --           19           19
                                                                                                            -------         ----
   Other comprehensive income              --       --           --         --           --         --           19           --
                                                                                                            -------         ----
Comprehensive income                       --       --           --         --           --         --      $(2,390)          --
                                                                                                            =======
Issuance of common stock                   --       --           --        (84)          --         --                        --
Compensation expense                       --       --           --         --          101         --
                                                                                                                            ----
Treasury stock                             --       --           --         --           --        139                        --
Exercise of stock options                  --       --           34         --           --         --                        --
                                    ---------     ----     --------    -------      -------    -------                      ----
Balance December
    31, 1999                        2,614,506     $523     $ 13,358    $   411      ($2,640)   ($1,017)                     ($24)
Comprehensive income
Net income                                 --       --           --    $   418           --         --      $   418           --
Other comprehensive income,
      net of tax                           --       --           --         --           --         --           --           --
       Minimum pension liability
         adjustment                        --       --           --         --           --         --           (1)          (1)
                                                                                                            -------
   Other comprehensive income              --       --           --         --           --         --           (1)          --
                                                                                                            -------
Comprehensive income                       --       --           --         --           --         --      $   417           --
                                                                                                            =======
Issuance of common stock                   --       --           --        (35)          --         --
Compensation expense                       --       --           --         --          101         --

Treasury stock                             --       --           --         --           --         62                        --
Exercise of stock options                  --       --            3         --           --         --                        --
                                    ---------     ----     --------    -------      -------    -------                      ----
Balance December
    31, 2000                        2,614,506     $523     $ 13,361    $   794      ($2,539)   (  $955)                     ($25)
                                    =========     ====     ========    =======      =======    =======                      ====





                                     -F14-

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

                                                                                                  Year Ended
                                                                                                 December 31,
                                                                                           2000              1999
                                                                                           ----              ----
                                                                                               ($000's omitted
                                                                                            except per share data)
       Income (loss) including restructuring charge and before
          cumulative effect of a change in accounting principle                           $  418            $  (682)
       Cumulative effect of a change in
          accounting principle                                                                 0             (1,727)
                                                                                          ------            -------
       Net income (loss)                                                                  $  418            $(2,409)
                                                                                          ======            =======
       Weighted average common shares
          outstanding (basic)                                                              1,848              1,809
       Incremental shares from assumed
          conversions of stock options                                                       111                  5
       Weighted average common
          shares outstanding (diluted)                                                     1,959              1,814

       BASIC
       Income (loss) per share including a 1999 restructuring charge of $854,000 pretax or ($0.28) after tax per share and before
         cumulative effect of a change in accounting principle                            $ 0.23            $ (0.38)
       Cumulative effect per share of a change in accounting principle                      0.00              (0.95)
                                                                                          ------            -------
       Net income (loss) per share                                                        $ 0.23            $ (1.33)
                                                                                          ======            =======
       DILUTED
       Income (loss) per share including a 1999 restructuring charge of $854,000 pretax or ($0.28) after tax per share and before
         cumulative effect of a change in accounting principle                            $ 0.21            $ (0.38)
       Cumulative effect per share of a change in accounting principle                      0.00              (0.95)
                                                                                          ------            -------
       Net income (loss) per share                                                        $ 0.21            $ (1.33)
                                                                                          ======            =======


       Comprehensive income
       --------------------

       The minimum pension liability adjustment of $25,000, net of tax of $16,000, is the only component of other comprehensive income for 2000.






                                     -F15-

       Stock options
       -------------

       Under the Servotronics, Inc. 2000 Employees Stock Option Plan (the Option
       Plan) and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to its Directors and Officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plan and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2000 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 2000, 76,600 shares of common stock were available under the Option Plan. Options granted under the Option Plan have durations of ten years.

       A summary of the status of options granted under all employee plans is presented below:

                                                         Weighted
                                                          Average
                                                          Options     Exercise
                                                        Outstanding     Price
                                                        -----------     -----
       Outstanding as of December 31, 1998                160,543        6.34
       Granted in 1999                                         --          --
       Exercised in 1999                                  (37,778)       2.32
       Forfeited in 1999                                       --          --

       Outstanding as of December 31, 1999                122,765        7.48
       Granted in 2000                                    101,200        3.875
       Exercised in 2000                                  (12,593)       2.07
       Forfeited in 2000                                       --          --

       Outstanding as of December 31, 2000                211,372        6.06

       The following tables summarize information about options outstanding at December 31, 2000:

                                                       Weighted-
                                                        Average
                                                       Remaining
                    Exercise         Number           contractual        Options
                   Prices ($)      Outstanding           Life          Exercisable
                   ---------------------------------------------------------------
                       5.78           17,172            1 years            17,172
                       8.50           93,000            7 years            83,550
                      3.875          101,200           10 years                 0
                                     -------                              -------
       Total                         211,372                              100,722
                                     =======                              =======







                                     -F16-

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). If the compensation cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by FAS 123, the pro forma effects on the years ended December 31, 2000 and 1999 are as follows:

                                                                  2000           1999
                                                                -----------------------
       Net income (loss):
              As reported                                       418,000      (2,409,000)
              Pro forma                                         387,000      (2,497,000)

       Earnings per common share:
              As reported - basic                                  0.23           (1.33)
              As reported - diluted                                0.21           (1.33)
              Pro forma - basic                                    0.21           (1.30)
              Pro forma - diluted                                  0.20           (1.30)

       There were 101,200 options granted in 2000. The Black-Scholes calculated estimated value of the options granted in 2000 was $2.69. The assumptions used to calculate this value include a risk-free interest rate of 6.03%, an expected term of 10 years, and an annual standard deviation (volatility) factor of 50.3%. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company's opinion the existing models do not necessarily provide a reliable measure of the value of the Company's stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company's 2000 options, the derived estimated value may be, in the Company's opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.





                                     -F17-

       Shareholders' rights plan
       -------------------------

       During 1992, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan") and simultaneously declared a dividend of one Right for each outstanding share of the Company's common stock outstanding at August 28, 1992. The Rights do not become exercisable until the earlier of (i) the date of the Company's public announcement that a person or affiliated group other than Nicholas D. Trbovich or the ESOP trust (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company's common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

10.    Commitments
       -----------

       The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 2000 and 1999 and future minimum payments under such leases are not significant.

11.    Litigation
       ----------

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




                                     -F18-

Information regarding the Company's operations in these segments is summarized as follows:

                                                                   Advanced
          Year ended                                              Technology          Consumer
       December 31, 2000                                           Products           Products        Consolidated
       -----------------                                           --------           --------        ------------
                                                                                  ($000's omitted)

         Revenues from unaffiliated customers                      $  9,487           $ 7,482           $ 16,969
                                                                   ========           =======           ========
         Profit                                                    $  2,087           $   187              2,274
                                                                   ========           =======
         Depreciation expense                                      $   (481)          $  (165)              (646)
                                                                   ========           ======= =
         Interest expense                                                                                   (390)
         General corporate expense                                                                          (506)
                                                                                                        --------

         Income before income taxes                                                                     $    732
                                                                                                        ========

         Identifiable assets                                       $ 13,216           $ 4,915           $ 18,131
                                                                   ========           =======           ========

         Capital expenditures                                      $    797           $    61           $    858
                                                                   ========           =======           ========

                                                                   Advanced
          Year ended                                              Technology          Consumer
       December 31, 1999                                           Products           Products        Consolidated
       -----------------                                           --------           --------        ------------
                                                                                  ($000's omitted)
         Revenues from unaffiliated customers                      $  9,800           $ 6,365           $ 16,165
                                                                   ========           =======           ========
         Restructuring charge                                                         $  (854)          $   (854)
                                                                                      =======
         Profit                                                    $  1,194           $    25              1,219
                                                                   ========           =======
         Depreciation expense                                      $   (395)          $  (276)              (671)
                                                                   ========           =======
         Interest expense                                                                                   (344)
         General corporate expense                                                                          (433)
                                                                                                        --------

         Income (loss) including a restructuring charge
            and before income taxes and cumulative effect
            of a change in accounting principle                                                         $ (1,083)
                                                                                                        ========
         Cumulative effect of a change in accounting
            principle, net of tax                                                                       $ (1,727)
                                                                                                        ========

         Identifiable assets                                       $ 14,190           $ 5,134           $ 19,324
                                                                   ========           =======           ========

         Capital expenditures                                      $    586           $   255           $    841
                                                                   ========           =======           ========







                                     -F19-

         The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology segment accounted for revenues of approximately $1,980,000 in 2000 and $2,940,000 in 1999. Similar contracts by the Consumer Products segment accounted for revenues of approximately $2,235,000 in 2000 and $467,000 in 1999. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 20% and 17% of total revenues in 2000 and 1999, respectively. Sales to another customer amounted to approximately 20% of total revenues in 2000 and 19% of total 1999 revenues respectively. No other single customer represented more than 10% of the Company's revenues in any of these years.





                                     -F20-