Form 10KSB40/A
period 2000-12-31
SERVOTRONICS INC /DE/
filed 2001-04-30
CIK 89140

                              --------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

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


                                 AMENDMENT NO. 1

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2000 as set forth in the pages attached hereto:

                                    PART III

          Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   ------------------------------------------------------------
                   Compliance With Section 16(a) of the Exchange Act.
                   --------------------------------------------------

          Item 10. Executive Compensation.
                   ----------------------

          Item 11. Security Ownership of Certain Beneficial Owners and
                   ---------------------------------------------------
                   Management.
                   -----------

          Item 12. Certain Relationships and Related Transactions.
                   ----------------------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SERVOTRONICS, INC.

Dated:  April 27, 2001


                                         By: /s/LEE D. BURNS
                                             -------------------------
                                             Lee D. Burns
                                             Treasurer and Secretary


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                               SERVOTRONICS, INC.

                                 AMENDMENT NO. 1

                                       TO

                           FORM 10-KSB FOR YEAR ENDED

                                DECEMBER 31, 2000

Item 9.  Directors, Executive Officers and Control Persons; Compliance With
         ------------------------------------------------------------------
         Section 16(a) of the Exchange Act.
         ----------------------------------

         (a) DIRECTORS. The table below sets forth certain information regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 2000 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                           Position with the Company
                                           and Principal Occupation
                                           and Business Experience
NAME                           AGE         For Past Five Years
----                           ---         --------------------------------
Dr. William H. Duerig          79          Director of the Company since 1990;
                                           Physicist and Senior Program
                                           Manager for Kearfott Guidance &
                                           Navigation Corporation for more
                                           than five years prior to retirement
                                           in 1993.

Donald W. Hedges               79          Director of the Company since 1967;
                                           self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.      40          Director of the Company since 1990;
                                           Vice President of the Company since
                                           1990; Director of Corporate
                                           Development of the Company from
                                           1987 to 1990; Director of
                                           e.Autoclaims.

Dr. Nicholas D. Trbovich       65          Chairman of the Board of Directors,
                                           President and Chief Executive
                                           Officer of the Company since 1959.

         (b)  Executive Officers. The following is a listing of the Company's
              --------------------
              executive officers:

                                          Position with the Company
                                          and Principal Occupation
                                          and Business Experience
NAME                          AGE         For Past Five Years
----                          ---          --------------------------------

Dr. Nicholas D. Trbovich      65          See table under "Directors."

Nicholas D. Trbovich, Jr.     40          See table under "Directors."

Raymond C. Zielinski          56          Vice President since 1990; Director
                                          of Manufacturing of the Company
                                          from 1983 to 1990.

Lee D. Burns                   59         Treasurer, Secretary and Chief
                                          Financial Officer of the Company
                                          since 1991; Controller and Assistant
                                          Treasurer of the Company from 1978
                                          to 1991.

       Nicholas D. Trbovich, Jr. is the son of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

Item 10. Executive Compensation.
         ----------------------

              DIRECTORS' FEES. Under the Company's standard compensation arrangements with directors who are not employees, they are paid a yearly director's fee of $10,000 plus a per meeting fee of $650 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the director's and/or meeting fees. Members of the Audit Committee of the Board receive a per-meeting fee of $450 and reimbursement of actual expenses for attendance at Audit Committee meetings other than Audit Committee meetings held on the same day as a Board meeting.

              COMPENSATION TABLE. The following table shows the compensation paid by the Company to each executive officer of the Company whose total salary and bonus from the Company and its subsidiaries exceeded $100,000 during any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                     Long Term
                                                   Annual Compensation                 Awards
                                         ---------------------------------------  ---------------
                                                                         Other      Securities
                                                                        Annual      Underlying        All Other
Name and                                                                Compen-    Options/SAR's       Compen-
Principal Position             Year      Salary         Bonus(3)       sation(1)  (No. of Shares)     sation(2)
------------------             ----      ------         --------       ---------  ---------------     ---------

Dr. Nicholas D. Trbovich       2000     $ 328,875          -           $  31,250       37,800        $  11,069
    Chairman, President and    1999       318,654      $  50,000          26,907        -               14,437
    CEO                        1998       288,558         50,000          17,265       37,800           17,417

Raymond C. Zielinski           2000     $ 118,478          -               -            7,500        $   4,790
    Vice President             1999       108,942      $   7,500           -            -                7,533
                               1998        99,677          6,500       $   7,846        5,800           10,275

Nicholas D. Trbovich, Jr.      2000     $ 108,596          -           $  54,508       18,400        $   7,551
    Director, Vice President   1999        91,347      $   7,500           1,525        -                  967
                               1998        87,050          6,500             473       18,400              723

Lee D. Burns                   2000     $ 105,379          -           $  29,172        7,500        $   4,239
    Treasurer, Secretary, CFO  1999        91,347      $   7,500           -            -                  612
                               1998        83,512          6,500           -            5,800              612

-------------------

(1)  Includes for Dr. Trbovich $31,250, $25,000 and $16,442 in 2000, 1999 and
     1998, respectively, $7,846 for Mr. Zielinski in 1998, $54,508 for Mr. Trbovich, Jr. in 2000, and $29,172 for Mr. Burns in 2000, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company over several years and prior to when the payment was received.

(2) All Other Compensation for 2000 includes (i) an allocation of 1,570, 1,168, 1,570 and 1,163 shares for Dr. Trbovich, Mr. Zielinski, Mr. Trbovich, Jr. and Mr. Burns, respectively, of Common Stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 2000 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $3.25 per share; and (ii) $4,191, $994, $2,343 and $459 to Dr. Trbovich, Mr. Zielinski, Mr. Trbovich, Jr. and Mr. Burns, respectively, for life insurance and health care benefits, but excludes $11,654, the excess of the fair market value of stock options exercised by Mr. Trbovich, Jr. in 2000 over the grant price.

(3) The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. No bonuses were paid in the year 2000. Discretionary payments authorized for 2001 will be included in the compensation table for 2001 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

                                     Aggregated Option Exercises in Last Fiscal Year
                                           and Fiscal Year-End Option Values
                                -------------------------------------------------------
                                                            Number of         Number of
                                                           Securities        Securities
                                                           Underlying        Underlying
                                                        Options at Fiscal Options at Fiscal   Value of Unexercised
                                 Shares                     Year-End:         Year-End:      in-the-money Options at
                               Acquired on   Realized      Exercisable      Unexercisable         Fiscal Year-
           NAME OF OFFICER      Exercise       Value         Options           Options                End*
           ---------------      --------       -----         -------           -------                ---
Dr. Nicholas D. Trbovich           -           -               37,800          37,800                  -
Raymond C. Zielinski               -           -               11,524           7,500                  -
Nicholas D. Trbovich, Jr.         12,593     $11,654           17,824          24,700                  -
Lee D. Burns                       -           -               11,524           7,500                  -
Donald W. Hedges                   -           -                9,450          18,150                  -
William H. Duerig                  -           -                9,450          18,150                  -

-------------------

* None of the unexercised options held by the named individuals was in-the-money at fiscal year-end.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its officers and directors were timely made.

     EMPLOYMENT AGREEMENT. Dr. Trbovich has an employment agreement with the Company pursuant to which he is entitled to receive minimum direct compensation of $331,500 per annum, or such greater amount as the Company's Board of Directors may determine, and lifetime health and life insurance benefits. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of 2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2004), as such date may be extended, Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of April 6, 2001, more than 5% of the outstanding shares of Common Stock of the Company ("Shares"), based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person.

Name and Address of                  Amount and Nature of          Percent of
Beneficial Owner                     Beneficial Ownership          Class(1)
---------------------                --------------------          --------
Servotronics, Inc. Employee
  Stock Ownership Trust(2)                870,382(2)                 36.0%
1110 Maple Street
P.O. Box 300
Elma, New York  14059

Dr. Nicholas D. Trbovich(3)               367,077(3)                 14.7%
1110 Maple Street
P.O. Box 300
Elma, New York  14059

Harvey Houtkin(4)                         364,856(4)                 15.2%
78 Lafayette Avenue
Suffern, New York  10901

-------------------

(1) Percent of class is based upon 2,418,081 Shares outstanding as of April 6, 2001 plus, in the case of Dr. Trbovich, the Shares underlying his stock options, all of which are presently exercisable or will be exercisable by January 7, 2001.

(2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated Shares. The participants in the related plan have the right to direct the voting of Shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's Shares. As of April 6, 2001, approximately 340,718 Shares have been allocated to the accounts of participants and approximately 529,664 Shares (21.9% of the Shares outstanding) remain unallocated.

(3) This amount includes (i) 40,276 Shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) options to acquire 75,600 Shares; (iii) approximately 38,155 Shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 Shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the Shares beneficially owned by certain of Dr. Trbovich's other relatives.

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

          (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of April 6, 2001, information as to the beneficial ownership of Shares of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the Shares indicated as beneficially owned by that person, except as otherwise indicated):

     Name of                           Amount and Nature of         Percent of
Beneficial Owner                       Beneficial Ownership          Class(1)
--------------------------             --------------------          --------
Dr. Nicholas D. Trbovich                     367,077(2)                 14.7%

Nicholas D. Trbovich, Jr.                     52,928(3)                  2.2

Donald W. Hedges                              22,936(4)                  0.9

Dr. William H. Duerig                         16,793(5)                  0.7

All directors and
executive officers
as a group                                  1,051,344(6)(7)             41.0%
--------------------

(1) Percent of class is based upon 2,418,081 Shares outstanding as of April 6, 2001 plus the number of Shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 20,974 Shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable or will be exercisable on or before March 1, 2001 and approximately 17,360 Shares allocated to Mr. Trbovich, Jr.'s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include Shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich, Jr. serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 13,200 Shares which Mr. Hedges has the right to acquire under a stock option which are currently exercisable or will be exercisable on or before March 1, 2001. Mr. Hedges has sole voting and investment power with respect to 9,261 Shares and shared voting and investment power with respect to 475 Shares.

(5) This amount includes 13,200 Shares which Dr. Duerig has the right to acquire under a stock option which are currently exercisable or will be exercisable on or before March 1, 2001. Dr. Duerig has sole voting with respect to 3,593 Shares.

(6) Includes unallocated Shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as Shares allocated to the accounts of all officers as a group under the related plan. See the table in "Security Ownership of Certain Beneficial Owners" and note (2) thereto.

(7)  See notes (2) through (5) above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. During 2000 and 1999, Dr. Trbovich's son, Nicholas D. Trbovich, Jr., served as an officer and director of the Company and received the compensation disclosed in the Summary Compensation Table in Item 10. See, also, the discussion under "Employment Agreement" in Item 10.