Form 10QSB
period 2001-03-31
SERVOTRONICS INC /DE/
filed 2001-05-14
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                         Yes    X  ;    No
                                             ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding At April 30, 2001
---------------------------------        --------------------------------------
  Common Stock, $.20 par value                         2,418,081


   Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No     X
           ------          ----

                                      INDEX


                PART I. FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                                    --------
      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, March 31, 2001                                                        3

                b)  Consolidated Statement of Income for the Three Months Ended
                    March 31, 2001 and 2000                                                                           4

                c)  Consolidated Statement of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000                                                                           5

                d)  Notes to Consolidated Financial Statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                             9

                PART II. OTHER INFORMATION

                Signatures                                                                                           12

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                             $        765
  Accounts receivable                                                     2,784
  Inventories                                                             6,618
  Prepaid income taxes                                                      136
  Deferred income taxes                                                     867
  Other                                                                   1,285
                                                                   ------------

     Total current assets                                                12,455
                                                                   ------------

Property, plant and equipment, net                                        7,366

Other assets                                                                600
                                                                   ------------

                                                                   $     20,421
                                                                   ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                $        393
  Accounts payable                                                          845
  Demand loan                                                               150
  Accrued employee compensation and benefit costs                           863
  Other accrued liabilities                                                 174
                                                                   ------------

     Total current liabilities                                            2,425
                                                                   ------------

Long-term debt                                                            6,045

Deferred income taxes                                                       455

Other non-current liability                                                 215

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,361
  Retained earnings                                                         916
  Accumulated other comprehensive income                                    (25)
                                                                   -------------

                                                                         14,775
  Employee stock ownership trust commitment                              (2,539)
  Treasury stock, at cost 196,425 shares                                   (955)
                                                                   -------------

Total shareholders' equity                                               11,281
                                                                   ------------

                                                                   $     20,421
                                                                   ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         2001             2000
                                                         ----             ----

Net revenues                                        $   4,482         $    4,256

Costs and expenses:
   Cost of goods sold                                   3,314              3,160
   Selling, general and administrative                    780                768
   Interest                                                77                 92
   Depreciation and amortization                          103                129
                                                    ---------         ----------

                                                        4,274              4,149
                                                    ---------         ----------

Income before income taxes                                208                107

Income taxes                                               86                 41
                                                    ---------         ----------

Net income                                          $     122         $       66
                                                    =========         ==========


Income Per Share:
BASIC
Net income per share                                $    0.06         $     0.04
                                                    =========         ==========
DILUTED
Net income per share                                $    0.06         $     0.04
                                                    =========         ==========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          2001           2000
                                                          ----           ----

Cash flows related to operating activities:
   Net income                                           $     122     $      66
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                              103           129
Change in assets and liabilities -
        Accounts receivable                                  (305)          518
        Inventories                                          (211)         (432)
        Prepaid income taxes                                   82            30
        Other current assets                                  (33)         (144)
        Accounts payable                                      281          (193)
        Accrued employee compensation & benefit costs          93            10
        Other accrued liabilities                               8           (22)
                                                        ---------     ----------

Net cash provided by (used in) operating activities           140           (38)
                                                        ---------     ----------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                             (129)          (19)
                                                        ----------    ----------

Net cash provided by (used in) investing activities          (129)          (19)
                                                        ----------    ----------

Cash flows related to financing activities:
   Increase in demand loan                                    150           400
   Payments on demand loan                                      0          (375)
   Principal payments on long-term debt                       (55)          (54)
                                                        ----------    ----------

Net cash provided by (used in) financing activities            95           (29)
                                                        ---------     ----------

Net increase (decrease) in cash                               106           (86)

Cash at beginning of period                                   659           794
                                                        ---------     ---------

Cash at end of period                                   $     765     $     708
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

         Included in other current assets are $852,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         RECLASSIFICATION OF PRIOR YEAR BALANCES

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                             March 31, 2001
         -----------                                             --------------

              Raw materials and common parts                      $      364
              Work-in-process                                          5,794
              Finished goods                                             696
                                                                  ----------
                                                                       6,854
              Less common parts expected to be used
               after one year                                           (236)
                                                                  ----------
                                                                  $    6,618
                                                                  ==========
3.       Property, Plant and Equipment
         -----------------------------
                                                                 March 31, 2001
                                                                 --------------

              Land                                                $       11
              Buildings                                                6,170
              Machinery, equipment and tooling                         9,046
                                                                  ----------
                                                                      15,227
              Less accumulated depreciation                           (7,861)
                                                                  -----------
                                                                  $    7,366
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

4.       Long-term debt

                                                                                                    March 31, 2001
                                                                                                    --------------
         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
              at a floating rate (3.85% at March 31, 2001)                                           $   4,830

         Unsecured term note; payable to a financial institution with interest on $214,000 at LIBOR plus 2% (8.46% at March 31, 2001) and interest on the remaining $500,000 at a current rate of 5.82%;
              quarterly principal payments of $35,714 through February 1, 2006                             714
         Various other secured term notes payable to government agencies                                   894
                                                                                                     ---------

                                                                                                         6,438

              Less current portion                                                                        (393)
                                                                                                     ---------
                                                                                                     $   6,045
                                                                                                     =========

                  Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's new headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of
 .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

                  The Company's unsecured term note is payable in equal quarterly installments, maturing in 2006. The loan is collateralized by any and all equipment purchased with the proceeds of the term loan. The letter of credit reimbursement agreement, the unsecured term note agreement and the secured term notes contain, among other things, covenants relative to maintenance of working capital and tangible net worth and restrictions on capital expenditures, leases and additional borrowings.

         The Company also has a $1,000,000 line of credit on which there was $150,000 outstanding balance at March 31, 2001.

5.       COMMON SHAREHOLDERS' EQUITY

                                  Common Stock                                                             Accumulated
                                  ------------
                             Number            Capital in                                                      other
                            of shares          excess of  Retained             Treasury   Comprehensive   comprehensive
                             Issued   Amount   Par Value  Earnings    Esop       Stock       Income          Income
                             --------------------------------------------------------------------------------------
Balance December
    31, 2000                2,614,506  $523    $13,361    $  794   ($ 2,539)  ($   955)                   ($      25)
                            =========  ====    =======     =====    =======    =======                     =========
Comprehensive income
   Net income                   -       -        -        $  122      -          -          $   122            -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -            -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -            -                -
   Other comprehensive income   -       -         -         -         -          -            -                -
                                                                                            -------
Comprehensive income            -       -         -         -         -          -          $   122            -
                                                                                            =======
Issuance of common stock        -       -         -         -         -          -                             -
Compensation expense            -       -         -         -         -          -                             -
Treasury stock                  -       -         -         -         -          -                             -
Exercise of stock options       -       -         -         -         -          -                             -
                            ---------  ----    -------    ------   --------   --------                    ------
Balance March 31, 2001      2,614,506  $523    $13,361    $  916   ($ 2,539)  ($   955)                   ($      25)
                            =========  ====    =======     =====    =======    ========                    =========

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

                                                          Three Months Ended
                                                               March 31,
                                                           2001         2000
                                                           ----         ----

  Net earnings                                           $  122         $  66

  Weighted average common shares
     outstanding (basic)                                  1,888         1,843
  Incremental shares from assumed
     conversions of stock options                           211             4
  Weighted average common
     shares outstanding (diluted)                         2,099         1,847

    BASIC
    Net income per share                                 $ 0.06        $ 0.04
                                                         ======        ======
    DILUTED
    Net income per share                                 $ 0.06        $ 0.04
                                                         ======        ======

6.       Business Segments

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

                                          Advanced
        Period ended                     Technology    Consumer
       March 31, 2001                     Products     Products    Consolidated
       --------------                     --------     --------    ------------

Revenues from unaffiliated customers      $   2,913   $   1,569    $   4,482
                                          =========   =========    =========
Profit                                    $     456   $      59    $     515
                                          =========   =========
Depreciation expense                                                    (103)
Interest expense                                                         (77)
General corporate expense                                               (127)
                                                                   ----------

Income before income taxes                                         $     208
                                                                   =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                  Relationship to    Period to
                                                   net revenues      period $
                                                three months ended   increase
                                                     March 31       (decrease)
                                                2001       2000        01-00
                                                ----       ----        -----
Net revenues
   Advanced technology products                  65.0%      50.8%     34.7%
   Consumer products                             35.0%      49.2%    (25.0%)
                                                 -----      -----

                                                100.0%     100.0%      5.3%

Cost of goods sold, exclusive of
   depreciation                                  73.9%      74.2%      4.9%
                                                 -----      -----

Gross profit                                     26.1%      25.8%      6.6%
                                                 -----      -----

Selling, general and administrative              17.4%      18.0%      1.6%
Interest                                          1.7%       2.2%    (16.3%)
Depreciation and amortization                     2.3%       3.0%    (20.2%)
                                                  ----       ----     -----

                                                 21.4%      23.2%    (34.9%)
                                                 -----      -----

Income before income taxes                        4.7%       2.6%     94.4%

Income tax provision                              2.0%       1.0%    109.8%
                                                  ----       ----

Net income                                        2.7%       1.6%     84.8%
                                                  ====       ====

MANAGEMENT DISCUSSION

         During the three month period ended March 31, 2001 and for the comparable period ended March 31, 2000, approximately 18% and 29% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations, government and other expenditures (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

RESULTS OF OPERATIONS

         The Company's consolidated results of operations for the three month period ended March 31, 2001 showed an approximate 5.3% increase in net revenues and an increase in net income of approximately 84.8% when compared to the same three month period of 2000. The increase in revenues for the three month period is primarily the result of increased sales and shipments at the Advanced Technology Group. Operating profit as a percentage of net revenues increased for the three month period ended March 31, 2001 when compared to the comparable period of 2000 due to a greater percentage of total revenues being generated from the Company's Advanced Technology Group which generally realizes higher margins.

         Selling, general and administrative expenses for the three month period ended March 31, 2001 when compared to the same period in 2000 remained reasonably consistent while interest expense for the three month period ended March 31, 2001 when compared to the same period in 2000 decreased primarily due to the fluctuations in lending rates.

         Income taxes for the three month period ended March 31, 2001 increased as a percentage of income before taxes when compared to the same period in 2000 because of the effects of variable state income taxes.

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

         During the three month period ended March 31, 2001, the Company expended $129,000 on capital expenditures.

         There are no material commitments for capital expenditures at March 31, 2001.

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

Date: May 11, 2001




                                  SERVOTRONICS, INC.

                                  By:   /s/Lee D. Burns, Treasurer
                                        --------------------------
                                         Lee D. Burns, Treasurer and
                                                       Chief Financial Officer

                                  By:   /s/Raymond C. Zielinski, Vice President
                                       ----------------------------------------
                                         Raymond C. Zielinski, Vice President