Form 10QSB
period 2001-06-30
SERVOTRONICS INC /DE/
filed 2001-08-14
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 For the quarterly period ended June 30, 2001

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from ____________________ to ____________________

  Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          16-0837866
    -------------------------------                      --------------------
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

                            Yes   X  ;   No
                                -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                          Outstanding at July 31, 2001
------------------------------------        -----------------------------------
   Common Stock, $.20 par value                         2,397,381



Transitional Small Business Disclosure Format (Check one):
   Yes       ;    No      X
       ------          ------

                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION                                                       Page No.
                                                                                                    --------

      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, June 30, 2001                                         3

                b)  Consolidated Statement of Income for the Three and Six Months Ended
                    June 30, 2001 and 2000                                                            4

                c)  Consolidated Statement of Cash Flows for the Six Months Ended
                    June 30, 2001 and 2000                                                            5

                d)  Notes to Consolidated Financial Statements                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                             9

                PART II. OTHER INFORMATION

                Signatures                                                                           12

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                   $    662
  Accounts receivable                                       2,857
  Inventories                                               6,670
  Deferred income taxes                                       867
  Other                                                     1,415
                                                         --------

     Total current assets                                  12,471
                                                         --------

Property, plant and equipment, net                          7,284

Other assets                                                  600
                                                         --------

                                                         $ 20,355
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                      $    393
  Accounts payable                                            812
  Accrued employee compensation and benefit costs             858
  Other accrued liabilities                                   162
  Accrued income tax                                           50
                                                         --------

     Total current liabilities                              2,275
                                                         --------

Long-term debt                                              5,989

Deferred income taxes                                         455

Other non-current liability                                   215

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                 523
  Capital in excess of par value                           13,361
  Retained earnings                                         1,130
  Accumulated other comprehensive income                      (25)
                                                         --------

                                                           14,989
  Employee stock ownership trust commitment                (2,539)
  Treasury stock, at cost 217,125 shares                   (1,029)
                                                         --------

Total shareholders' equity                                 11,421
                                                         --------

                                                         $ 20,355
                                                         ========


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                           2001           2000              2001             2000
                                                           ----           ----              ----             ----

Net revenues                                           $   4,714       $   4,470       $   9,196         $    8,726

Costs and expenses:
   Cost of goods sold                                      3,472           3,214           6,786              6,424
   Selling, general and administrative                       674             760           1,454              1,478
   Interest                                                   76             104             153                196
   Depreciation and amortization                             166             135             269                264
                                                       ---------       ---------       ---------         ----------

                                                           4,388           4,213           8,662              8,362
                                                       ---------       ---------       ---------         ----------

Income before income taxes                                   326             257             534                364

Income taxes                                                 112              99             198                140
                                                       ---------       ---------       ---------         ----------

Net income                                             $     214       $     158       $     336         $      224
                                                       =========       =========       =========         ==========


Income Per Share:

Basic
-----
Net income per share                                   $    0.11       $    0.09       $    0.18         $     0.12
                                                       =========       =========       =========         ==========
Diluted
-------
Net income per share                                   $    0.11       $    0.09       $    0.18         $     0.12
                                                       =========       =========       =========         ==========


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        2001            2000
                                                                                        ----            ----

Cash flows related to operating activities:
   Net income                                                                         $     336      $     224
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                            269            264
Change in assets and liabilities -
        Accounts receivable                                                                (378)           309
        Inventories                                                                        (263)          (464)
        Prepaid income taxes                                                                218            126
        Other current assets                                                               (163)          (188)
        Other assets                                                                          0              6
        Accounts payable                                                                    248           (286)
        Accrued employee compensation & benefit costs                                        88             39
        Accrued income taxes                                                                 50              0
        Other accrued liabilities                                                            (4)           (26)
                                                                                      ----------     ----------

Net cash provided by operating activities                                                   401              4
                                                                                      ---------      ---------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                           (213)           (81)
   Purchase of treasury shares                                                              (74)             0
                                                                                      ----------     ---------

Net cash used in investing activities                                                      (287)           (81)
                                                                                      ----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                                                  300            500
   Payments on demand loan                                                                 (300)          (625)
   Principal payments on long-term debt                                                    (111)          (109)
                                                                                      ----------     ----------

Net cash used in financing activities                                                      (111)          (234)
                                                                                      ----------     ----------

Net increase (decrease) in cash                                                               3           (311)

Cash at beginning of period                                                                 659            794
                                                                                      ---------      ---------

Cash at end of period                                                                 $     662      $     483
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

         Included in other current assets are $1,006,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances
         ---------------------------------------

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                                          June 30, 2001
         -----------                                                          -------------

              Raw materials and common parts                                    $      364
              Work-in-process                                                        5,846
              Finished goods                                                           696
                                                                                ----------

                                                                                     6,906

              Less common parts expected to be used after one year                    (236)
                                                                                ----------

                                                                                $    6,670
                                                                                ==========

3.       Property, plant and equipment
         -----------------------------
                                                                              June 30, 2001
                                                                              -------------
              Land                                                              $       11
              Buildings                                                              6,170
              Machinery, equipment and tooling                                       9,131
                                                                                ----------
                                                                                    15,312
              Less accumulated depreciation                                         (8,028)
                                                                                -----------
                                                                                $    7,284
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

4.       Long-term debt
                                                                                                    June 30, 2001
                                                                                                    -------------
         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
              at a floating rate (3.150% at June 30, 2001)                                           $   4,830

         Unsecured term note; payable to a financial institution with interest on $179,000 at LIBOR plus 2% (6.64% at June 30, 2001) and interest on the remaining $500,000 at a current rate of 5.82%; quarterly principal
              payments of $35,714 through February 1, 2006                                                 679
         Various other secured term notes payable to government agencies                                   873
                                                                                                     ---------

                                                                                                         6,382

              Less current portion                                                                        (393)
                                                                                                     ----------

                                                                                                     $   5,989
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

         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2001.

5.       Common shareholders' equity
         ---------------------------

                                  Common stock
                                  ------------                                                           Accumulated
                             Number           Capital in                                                    other
                            of shares         excess of  Retained             Treasury   Comprehensive   comprehensive
                             issued   Amount  par value  earnings     ESOP     stock        income          income
                             ------------------------------------------------------------------------------------------

Balance December
    31, 2000                2,614,506  $523    $13,361    $  794   ($ 2,539)  ($   955)                   ($      25)
                            =========  ====    =======     =====    =======    =======                     =========
Comprehensive income
   Net income                   -       -        -        $  336      -          -          $   336            -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -            -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -            -                -
   Other comprehensive income   -       -         -         -         -          -            -                -
                                                                                            -------
Comprehensive income            -       -         -         -         -          -          $   336            -
                                                                                            =======
Issuance of common stock        -       -         -         -         -          -                             -
Compensation expense            -       -         -         -         -          -                             -
Treasury stock                  -       -         -         -         -            (74)                        -
Exercise of stock options       -       -         -         -         -          -                             -
                            ---------  ----    -------    ------   --------   --------                    ----------
Balance June 30, 2001       2,614,506  $523    $13,361    $1,130   ($ 2,539)  ($ 1,029)                   ($      25)
                            =========  ====    =======     =====    =======    ========                    =========

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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                           2001            2000            2001         2000
                                                           ----            ----            ----         ----

  Net earnings                                             $ 214          $  158         $  336         $ 224
                                                           =====          ======         ======         =====

  Weighted average common shares
     outstanding (basic)                                   1,877           1,844          1,883         1,844
  Incremental shares from assumed
     conversions of stock options                              0               4              0             4
  Weighted average common
     shares outstanding (diluted)                          1,877           1,848          1,883         1,848

    Basic
    -----
    Net income per share                                   $0.11          $ 0.09         $ 0.18         $0.12
                                                           =====          = ====         = ====         =====
    Diluted
    -------
    Net income per share                                   $0.11          $ 0.09         $ 0.18         $0.12
                                                           =====          = ====         = ====         =====

6.       Business segments
         -----------------

         The Company operates in two business segments, Advanced Technology Products and Consumer Products. The Company's reportable segments are strategic business units that offer different products and services. The segments are separate corporations and are managed separately. Operations in Advanced Technology Products involve the design, manufacture, and marketing of servo-control components for government and commercial industrial applications. Consumer Products operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumer and government agencies. The Company's sales revenue are primarily derived from domestic customers.

                                            Advanced
        Period ended                       Technology           Consumer
        June 30, 2001                       Products            Products           Consolidated
        -------------                       --------            --------           ------------

Revenues from unaffiliated customers        $   6,142          $   3,054           $   9,196
                                            =========          =========           =========
Profit                                      $   1,100          $     110           $   1,210
                                            =========          =========
Depreciation expense                                                                    (269)
Interest expense                                                                        (153)
General corporate expense                                                               (254)
                                                                                   ----------

Income before income taxes                                                         $     534
                                                                                   =========

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                       Relationship to   Period to      Relationship to    Period to
                                                        net revenues     period $        net revenues      period $
                                                     three months ended  increase      six months ended    increase
                                                          June 30,      (decrease)         June 30,       (decrease)
                                                    2001       2000        01-00      2001       2000        01-00
                                                    ----       ----        -----      ----       ----        -----
Net revenues
   Advanced technology products                      68.5%      55.5%     30.2%        66.8%      53.2%     32.3%
   Consumer products                                 31.5%      44.5%    (25.4%)       33.2%      46.8%    (25.2%)
                                                     -----      -----                  -----      -----

                                                    100.0%     100.0%      5.5%       100.0%     100.0%      5.4%

Cost of goods sold, exclusive of
   depreciation                                      73.7%      71.9%      8.0%        73.8%      73.6%      5.6%
                                                     -----      -----                  -----      -----

Gross profit                                         26.3%      28.1%     (1.1%)       26.2%      26.4%      4.7%
                                                     -----      -----                  -----      -----

Selling, general and administrative                  14.3%      17.0%    (11.3%)       15.8%      16.9%     (1.6%)
Interest                                              1.6%       2.3%    (26.9%)        1.7%       2.2%    (21.9%)
Depreciation and amortization                         3.5%       3.0%     23.0%         2.9%       3.0%      1.9%
                                                      ----       ----     -----         ----       ----      ----

                                                     19.4%      22.3%    (15.2%)       20.4%      22.1%    (21.6%)
                                                     -----      -----                  -----      -----

Income before income taxes                            6.9%       5.8%     26.8%         5.8%       4.3%     46.7%

Income tax provision                                  2.4%       2.3%     13.1%         2.1%       1.6%     41.4%
                                                      ----       ----                   ----       ----

Net income                                            4.5%       3.5%     35.4%         3.7%       2.6%     50.0%
                                                      ====       ====                   ====       ====

Management Discussion
---------------------

         During the six month period ended June 30, 2001 and for the comparable period ended June 30, 2000, approximately 18% and 26% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations, government and other expenditures (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations
---------------------

         The Company's consolidated results of operations for the six month period ended June 30, 2001 showed an approximate 5.4% increase in net revenues and an increase in net income of approximately 50.0% when compared to the same six month period of 2000. For the second quarter ended June 30, 2001, net revenues increased approximately 5.5% with an increase in net income of 35.4% compared to the same period of 2000. The increase in revenues for the six month period and quarter ended June 30, 2001 is primarily the result of increased sales and shipments at the Advanced Technology Group. Operating profit as a percentage of net revenues increased for both the six month period and quarter ended June 30, 2001 when compared to the comparable periods of 2000 due to product mix with a greater percentage of total revenues being generated from the Company's Advanced Technology Group.

         Selling, general and administrative expenses decreased for both the six month period and quarter ended June 30, 2001 when compared to the comparable periods of 2000 primarily due to a decrease in general administrative expenses.

         Interest expense decreased for both the six month period and quarter ended June 30, 2001 as the Company continues to pay down institutional debt and interest rates fluctuate as driven by external market factors.

         Income taxes for the six month period and quarter ended June 30, 2001 decreased as a percentage of income before taxes when compared to the same periods in 2000 due to the advantage of the recently passed tax law which provides a tax benefit for extraterritorial sales as well as the effects of variable state income taxes.

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

         During the six month period ended June 30, 2001, the Company expended $213,000 on capital expenditures.

         There are no material commitments for capital expenditures at June 30, 2001.

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

Date: August 9, 2001




                                  SERVOTRONICS, INC.

                                  By: /s/Lee D. Burns, Treasurer
                                      ------------------------------------------
                                       Lee D. Burns, Treasurer and
                                                        Chief Financial Officer

                                  By: /s/Raymond C. Zielinski, Vice President
                                      ------------------------------------------
                                       Raymond C. Zielinski, Vice President