Form 10QSB
period 2001-09-30
SERVOTRONICS INC /DE/
filed 2001-11-13
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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

                                 Yes    X  ;    No
                                     ------        ------

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                             Outstanding at October 31, 2001
------------------------------------             -------------------------------
   Common Stock, $.20 par value                             2,397,141



   Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------


                                      INDEX
                PART I. FINANCIAL INFORMATION                                                  Page No.
                                                                                               --------

      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, September 30, 2001                               3

                b)  Consolidated Statement of Income for the Three and Nine Months Ended
                    September 30, 2001 and 2000                                                  4

                c)  Consolidated Statement of Cash Flows for the Nine Months Ended
                    September 30, 2001 and 2000                                                  5

                d)  Notes to Consolidated Financial Statements                                   6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                        9

                PART II. OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders                             11

                Signatures                                                                      12


                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                       $    459
  Accounts receivable                                           3,064
  Inventories                                                   6,745
  Deferred income taxes                                           867
  Other                                                         1,492
                                                             --------

     Total current assets                                      12,627
                                                             --------

Property, plant and equipment, net                              7,163

Other assets                                                      600
                                                             --------

                                                             $ 20,390

Liabilities and Shareholders' Equity
Current liabilities:

  Current portion of long-term debt                          $    393
  Accounts payable                                                746
  Accrued employee compensation and benefit costs                 820
  Other accrued liabilities                                       178
  Accrued income tax                                              120
                                                             --------

     Total current liabilities                                  2,257
                                                             --------

Long-term debt                                                  5,933

Deferred income taxes                                             455

Other non-current liability                                       215

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                     523
  Capital in excess of par value                               13,361
  Retained earnings                                             1,242
  Accumulated other comprehensive income                          (25)
                                                             --------

                                                               15,101

  Employee stock ownership trust commitment                    (2,539)
  Treasury stock, at cost 218,025 shares                       (1,032)
                                                             --------

Total shareholders' equity                                     11,530
                                                             --------
                                                             $ 20,390
                                                             ========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                  --------------------------            --------------------------
                                                    2001              2000               2001               2000
                                                  -------            -------            -------            -------
Net revenues                                      $ 4,225            $ 4,129            $13,421            $12,855

Costs and expenses:
   Cost of goods sold                               3,104              3,083              9,890              9,507
   Selling, general and administrative                719                721              2,173              2,199
   Interest                                            63                 99                216                295
   Depreciation and amortization                      158                125                427                389
                                                  -------            -------            -------            -------

                                                    4,044              4,028             12,706             12,390
                                                  -------            -------            -------            -------

Income before income taxes                            181                101                715                465

Income taxes                                           69                 39                267                179
                                                  -------            -------            -------            -------

Net income                                        $   112            $    62            $   448            $   286
                                                  =======            =======            =======            =======

Income Per Share:

Basic
Net income per share                              $  0.06            $  0.03            $  0.24            $  0.16
                                                  =======            =======            =======            =======
Diluted
Net income per share                              $  0.06            $  0.03            $  0.24            $  0.15
                                                  =======            =======            =======            =======

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                   2001               2000
                                                                 -------             -------
Cash flows related to operating activities:
   Net income                                                    $   448             $   286
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                     427                 389
Change in assets and liabilities -
        Accounts receivable                                         (585)                454
        Inventories                                                 (338)               (715)
        Prepaid income taxes                                         218                 766
        Other current assets                                        (240)                 22
        Other assets                                                   0                   6
        Accounts payable                                             182                (452)
        Accrued employee compensation & benefit costs                 50                  97
       Accrued income taxes                                          120                 159
       Other accrued liabilities                                      12                (141)
                                                                 -------             -------

Net cash provided by operating activities                            294                 871
                                                                 -------             -------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                    (250)               (110)
   Purchase of treasury shares                                       (77)                  0
                                                                 -------             -------

Net cash used in investing activities                               (327)               (110)
                                                                 -------             -------

Cash flows related to financing activities:

   Increase in demand loan                                           300                 600
   Payments on demand loan                                          (300)             (1,050)
   Principal payments on long-term debt                             (167)               (216)
                                                                 -------             -------

Net cash used in financing activities                               (167)               (666)
                                                                 -------             -------

Net increase (decrease) in cash                                     (200)                 95

Cash at beginning of period                                          659                 794
                                                                 -------             -------

Cash at end of period                                            $   459             $   889
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

         Included in other current assets are $1,029,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

         Reclassification of prior year balances

         Certain prior year balances have been reclassified to conform with the current year presentation.

2.       Inventories                                                        September 30, 2001
         -----------                                                              -------
                  Raw materials and common parts                                  $   313
                  Work-in-process                                                   5,970
                  Finished goods                                                      698
                                                                                  -------

                                                                                    6,981

                  Less common parts expected to be used after one year               (236)
                                                                                  -------
                                                                                  $ 6,745

3.       Property, plant and equipment

                                                                           September 30, 2001
                                                                           ------------------
                  Land                                                           $     11
                  Buildings                                                         6,170
                  Machinery, equipment and tooling                                  9,169
                                                                                 --------
                                                                                   15,350

                  Less accumulated depreciation                                    (8,187)
                                                                                 --------
                                                                                 $  7,163

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

4.       Long-term debt

                                                                                             September 30, 2001
                                                                                                   -------
         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
                       at a floating rate (2.650% at September 30, 2001)                           $ 4,830

                  Unsecured term note; payable to a financial institution with interest on $143,000 at LIBOR plus 2% (6.64% at September 30, 2001) and interest on the remaining $500,000 at a current rate of 5.82%;
                       quarterly principal

                       payments of $35,714 through February 1, 2006                                    643
                  Various other secured term notes payable to government agencies                      853
                                                                                                   -------
                                                                                                     6,326

                       Less current portion                                                           (393)
                                                                                                   -------
                                                                                                   $ 5,933

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

         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2001.

5.       Common shareholders' equity

                                  Common stock
                                  ------------                                                            Accumulated
                             Number           Capital in                                                     other
                            of shares          excess of  Retained             Treasury  Comprehensive   comprehensive
                             issued   Amount   par value  earnings   ESOP       stock       income          income
                             -----------------------------------------------------------------------------------------
Balance December
    31, 2000                2,614,506  $523    $13,361    $  794   ($ 2,539)  ($   955)                   ($      25)
                            =========  ====    =======     =====    =======    =======                     =========
Comprehensive income
   Net income                   -       -        -        $  448      -          -          $   448            -
   Other comprehensive
      income,net of tax         -       -         -         -         -          -            -                -
       Minimum pension
         liability
         adjustment             -       -         -         -         -          -            -                -
   Other comprehensive
         income                 -       -         -         -         -          -            -                -
                                                                                            -------
Comprehensive income            -       -         -         -         -          -          $   448            -
                                                                                            =======
Issuance of common stock        -       -         -         -         -          -                             -
Compensation expense            -       -         -         -         -          -                             -
Treasury stock                  -       -         -         -         -            (77)                        -
Exercise of stock options       -       -         -         -         -          -                             -
                            ---------  ----    -------    ------   --------   --------                    ----------
Balance September 30, 2001  2,614,506  $523    $13,361    $1,242   ($ 2,539)  ($ 1,032)                   ($      25)
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

                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                           ------------------------            ------------------------
                                            2001              2000              2001              2000
                                           ------            ------            ------            ------
Net earnings                               $  112            $   62            $  448            $  286
                                           ======            ======            ======            ======

Weighted average common shares
   outstanding (basic)                      1,867             1,844             1,878             1,844
Incremental shares from assumed
   conversions of stock options                 9                 3                 9                 3
Weighted average common

   shares outstanding (diluted)             1,876             1,847             1,887             1,847

  Basic

  Net income per share                     $ 0.06            $ 0.03            $ 0.24            $ 0.16
                                           ======            ======            ======            ======
  Diluted

  Net income per share                     $ 0.06            $ 0.03            $ 0.24            $ 0.15
                                           ======            ======            ======            ======

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

                                                   Advanced
        Period Ended                              Technology                Consumer
     September 30, 2001                            Products                 Products               Consolidated
     ------------------                            --------                 --------               ------------
Revenues from unaffiliated customers               $   9,059               $   4,362                 $  13,421
                                                   =========               =========                 =========
Profit                                             $   1,606               $     132                 $   1,738
                                                   =========               =========
Depreciation expense                                                                                      (427)
Interest expense                                                                                          (216)
General corporate expense                                                                                 (380)
                                                                                                     ----------
Income before income taxes                                                                           $     715
                                                                                                     ==========

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

                                              Relationship to         Period to         Relationship to          Period to
                                               net revenues            period $           net revenues            period $
                                            three months ended         increase         nine months ended         increase
                                               September 30,          (decrease)           September 30,         (decrease)
                                            ------------------          -----           ------------------          -----
                                            2001          2000          01-00           2001          2000          01-00
                                            ----          ----          -----           ----          ----          -----
Net revenues
   Advanced technology products             69.0%         55.8%          26.6%          67.5%         54.0%          30.4%
   Consumer products                        31.0%         44.2%         (28.3%)         32.5%         46.0%         (26.2%)
                                           -----         -----                         -----          -----

                                           100.0%        100.0%           2.3%         100.0%        100.0%           4.4%

Cost of goods sold, exclusive of
   depreciation                             73.5%         74.7%           0.7%          73.7%         74.0%           4.0%
                                           -----         -----                         -----         -----

Gross profit                                26.5%         25.3%           7.2%          26.3%         26.0%           5.5%
                                           -----         -----                         -----         -----

Selling, general and administrative         17.0%         17.5%          (0.3%)         16.2%         17.1%          (1.2%)
Interest                                     1.5%          2.4%         (36.4%)          1.6%          2.3%         (26.8%)
Depreciation and amortization                3.7%          3.0%          26.4%           3.2%          3.0%           9.8%
                                           -----         -----          ------         -----         -----          -----

                                            22.2%         22.9%         (10.3%)         21.0%         22.4%         (18.2%)
                                           -----         -----                         -----         -----

Income before income taxes                   4.3%          2.4%          79.2%           5.3%          3.6%          53.8%

Income tax provision                         1.6%          0.9%          76.9%           2.0%          1.4%          49.2%
                                           -----         -----                         -----         -----

Net income                                   2.7%          1.5%          80.6%           3.3%          2.2%          56.6%
                                           =====         =====                         =====         =====

Management Discussion

         During the nine month period ended September 30, 2001 and for the comparable period ended September 30, 2000, approximately 18% and 24% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy, and difficulty in predicting defense appropriations, government and other expenditures (both actual and proposed) preclude any guarantees or even assurances that current programs will be continued or that programs in the prototype stages will ultimately result in production applications. It is because of such uncertainties and because such adverse occurrences may not be counterbalanced with new programs or otherwise, that cyclical downturns in operational performances are realistic expectations.

Results of Operations

         The Company's consolidated results of operations for the nine month period ended September 30, 2001 showed an approximate 4.4% increase in net revenues and an increase in net income of approximately 56.6% when compared to the same nine month period of 2000. For the third quarter ended September 30, 2001, net revenues increased approximately 2.3% with an increase in net income of 80.6% compared to the same period of 2000. The increase in revenues for the nine month period and quarter ended September 30, 2001 is primarily the result of increased sales and shipments at the Advanced Technology Group. Operating profit as a percentage of net revenues increased for both the nine month period and quarter ended September 30, 2001 when compared to the comparable periods of 2000 due to product mix.

         Selling, general and administrative expenses decreased for both the nine month period and quarter ended September 30, 2001 when compared to the comparable periods of 2000 primarily due to a decrease in general administrative expenses.

         Interest expense decreased for both the nine month period and quarter ended September 30, 2001 as the Company continues to pay down institutional debt and interest rates fluctuate as driven by external market factors.

         Income taxes for the nine month period and quarter ended September 30, 2001 decreased as a percentage of income before taxes when compared to the same periods in 2000 due to the advantage of the recently passed tax law which provides a tax benefit for extraterritorial sales as well as the effects of variable state income taxes.

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

         During the nine month period ended September 30, 2001, the Company expended $250,000 on capital expenditures.

         There are no material commitments for capital expenditures at September 30, 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Registrant was held on July 3, 2001. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                    Withheld
         Name of Nominee                For         Authority
         ---------------                ---         ---------
         Dr. William H. Duerig         1,356,539        1,090
         Donald W. Hedges              1,356,539        1,090
         Nicholas D. Trbovich, Jr.     1,355,681        1,948
         Dr. Nicholas D. Trbovich      1,355,681        1,948


At the meeting, the shareholders approved a 10-year long-term stock incentive plan which provides for incentive stock options, stock appreciation rights, restricted stock and units, performance benefits and compensation deferral opportunities for officers, key employees and directors of the Company and consultants to the Company. The vote cast at the meeting was 1,146,987 votes for the plan and 3,234 votes against the plan.

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

Date: November 9, 2001




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