Form 10KSB40
period 2001-12-31
SERVOTRONICS INC /DE/
filed 2002-03-28
CIK 89140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934
For the fiscal year ended December 31, 2001

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

For the transition period from _________________ to _________________.

Commission File No. 1-7109

                               SERVOTRONICS, INC.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            Delaware                                       16-0837866
-------------------------------                      ----------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                        Identification No.)

1110 Maple Street, Elma, New York                           14059
--------------------------------------                   -------------
(Address of principal executive offices)                   (Zip Code)
Issuer's telephone number: 716-655-5990
Securities registered pursuant to
Section 12(b) of the Act:
                                                     Name of each exchange on
     Title of each class                                  which registered
     -------------------                              -----------------------

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

     Issuer's revenues for its most recent fiscal year:  $17,934,000.

     As of March 15, 2002 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $7,663,315.44 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of March 15, 2002 the number of $.20 par value common shares outstanding was 2,392,141.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Document                                        Part of Form 10-KSB
      --------                                        -------------------
2002 Proxy Statement                                       Part III

     Transitional Small Business Disclosure Format.  Yes    .  No  x .
                                                         ---      ---

                                     PART I
                                     ------



Item 1.  Description of Business
-------  -----------------------

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

       To fill most of its orders for components, the Registrant must either modify a standard model or design a new item in order to satisfy the customer's particular requirements. The Registrant also produces unique products based on specifications provided by its customers. The Registrant produces under long-term contracts and other types or orders.

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

       Consumer Products
       -----------------

       The Registrant designs, manufactures and sells a variety of cutlery products. These products include a wide range of knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, government installations, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Registrant also produces and markets other cutlery items such as carving forks, sharpeners and various specialty tools such as putty knives, linoleum sheet cutters and field knives. The Registrant manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Registrant's cutlery and cutlery related products are intended for the medium to premium priced markets.

       The Registrant sells many of its cutlery products under its own brand names including "Old Hickory" and "Queen."

Sales, Marketing and Distribution
---------------------------------

       Advanced Technology Products
       ----------------------------

       The Registrant's advanced technology products are marketed throughout the United States and are essentially non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Registrant's professional staff and commissioned field engineering representatives.

       During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 17% of the Registrant's total revenues. In 2001 and 2000, sales of advanced technology products to Honeywell and United Technologies (including their subsidiaries and/or divisions) individually exceeded 10% of Registrant's total revenues. No other single customer represented more than 10% of the Company's revenues in any of these years.

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

       Consumer Products
       -----------------

       The Registrant's consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Registrant's Consumer Products Group also sells its cutlery products (principally machetes, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 2% of the Registrant's total sales in 2001. The Registrant sells its products through its own sales personnel and through independent manufacturers' representatives.

Business Segments
-----------------

       Business segment information is presented in Note 10 of the accompanying consolidated financial statements.

Intellectual Properties
-----------------------

       The Company has rights under certain copyrights and registered domain names. In the view of management, the Registrant's competitive position is not dependent on patent protection.

Research Activities
-------------------

       The amount spent by the Registrant in research and development activities during its 2001 and 2000 fiscal years was not significant.

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

Employees
---------

       The Registrant, at December 31, 2001, had approximately 230 employees of which approximately 215 are full time. In excess of 83% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

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

Item 3.  Legal Proceedings
-------  ----------------

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  -------------------------------------------------

       Not applicable.

                                     PART II



Item 5.           Market for Common Equity and Related Stockholder Matters
-------           --------------------------------------------------------

       (a)        Price range of common stock
                  ---------------------------

                  The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 2001 and 2000.

                                                                                   High             Low
                                                                                   ----             ---

                  2001
                          Fourth Quarter                                     $    6.20         $    3.70
                          Third Quarter                                           8.90              3.40
                          Second Quarter                                          3.65              2.30
                          First Quarter                                           2.69              1.65

                  2000
                          Fourth Quarter                                     $    3.50         $    2.50
                          Third Quarter                                           4.31              3.00
                          Second Quarter                                          5.13              3.75
                          First Quarter                                           5.38              4.63

       (b)        Approximate number of holders of common stock
                  ---------------------------------------------

                             Title                                                 Approximate number of
                              of                                                   record holders (as of
                             class                                                  December 31, 2001)
                             -----                                                  ------------------

                  Common Stock, $.20 par value per share                                    645


       (c)        Dividends on common stock
                  -------------------------

                  No cash dividends were paid in 2001 or 2000.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------

Summary
-------

       The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of income to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                      Period to
                                                Relationship to        period
                                                net revenues year     increase
                                                     ended           (decrease)
                                                  December 31,       year ended
                                                2001       2000      2001-2000
                                                ----       ----      ---------
Net revenues:
   Advanced technology products                  67.9%      55.9%       28.4%
   Consumer products                             32.1       44.1       (23.2)
                                               ------     ------      ------

                                                100.0      100.0         5.7
Cost of goods sold                               72.1       71.7         6.4
                                               ------     ------      ------
Gross profit                                     27.9       28.3         3.9
                                               ------     ------      ------
Selling, general and administrative costs        16.9       17.9        (0.6)
Interest                                          1.5        2.3       (30.5)
Depreciation                                      3.3        3.8        (9.0)
                                               ------     ------      ------
                                                 21.7       24.0       (40.1)
                                               ------     ------      ------
Income (loss) before income taxes                 6.2        4.3        52.3
Income tax provision                              2.3        1.9        32.2
                                               ------     ------      ------
Net income (loss)                                 3.9%       2.5%       67.5%
                                               ======     ======      ======

Management Discussion
---------------------

       During the year ended December 31, 2001 and for the comparable period ended December 31, 2000, approximately 19% and 25% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current government and/or commercial programs will be continued or that programs in the prototype stages will ultimately result in production applications. On September 11, 2001, the United States was attacked by terrorists using four hijacked commercial airline jets. These tragic events have had a significant negative impact on the US and world economies. In particular, the commercial airline industry and other industries such as the edged products industry (i.e., cutlery products, knives, etc.) have been adversely impacted. Although certain defense programs may offset these effects on the Company's business, the Company is unable to predict or quantify with any certainty the extent that these events will have on the future financial results of the Company.

See also Note 10 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2001 as Compared to 2000
-----------------------------------------------------

       The Company's consolidated results of operations for the year ended December 31, 2001 showed an approximate 5.7% increase in net revenues with an increase in net income of approximately 67.5%. The increase in net revenues is primarily attributable to increased revenue at the Advanced Technology Group of $2,699,000 partially offset by a decrease in revenue of $1,733,000 at the Consumer Products Group. The resultant increase in net income is attributable to both product mix at the Advanced Technology Group and the Consumer Products Group, and previously reported cost controls as reflected in the accompanying financial statements.

       Selling, general and administrative costs remained consistent for the year ended December 31, 2001 when compared to the same period in 2000 despite the increase in net revenues. This can be attributed to a smaller percentage of expenses that are dependent upon sales levels and a greater percentage reflecting fixed general and administrative costs.

       Interest expense as a percentage of long-term debt decreased by approximately 2% for the year ended December 31, 2001 when compared to the same period in 2000 due to market driven interest rate fluctuations, favorable interest rate renewal agreements and the continued decrease of institutional debt.

       Depreciation expense decreased due to variable estimated useful lives of depreciable property as identified in Note 1 to the consolidated financial statements.

       The Company's effective tax rate was 37% in 2001 compared to 43% in 2000. The decrease resulted from higher U.S. tax incentives on export sales in 2001.

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

       During the year ended December 31, 2001, the Company expended $273,000 on capital expenditures. During the year ended December 31, 2000, the Company expended $858,000 of which a majority was for test equipment in anticipation of the 2001 increased production and shipping requirements of the advanced technology products.

       During 2001 the Company expended $200,000 in conjunction with a planned capability expansion at the Consumer Products Group. These assets are properly classified in current assets on the December 31, 2001 Consolidated Balance Sheet. Related to the expansion, the Company has commitments of $170,000. There are no other material commitments for capital expenditures at December 31, 2001.

       The Company also has a $1,000,000 line of credit at December 31, 2001 on which there is a $200,000 balance outstanding at December 31, 2001.

Principle maturities of long-term debt are as follows: 2003 - $378,000; 2004 - $463,000; 2005 - $348,000; 2006 - $242,000; 2007 and thereafter $4,121,000.

Critical Accounting Policies
----------------------------

       See Note 1 to the consolidated financial statements.


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
         Financial Disclosure
         --------------------

       None.

                                    PART III
                                    --------



Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

       Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2001 fiscal year or such information will be included by amendment.

Item 10.  Executive Compensation
--------  ----------------------

       Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2001 fiscal year or such information will be included by amendment.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2001 fiscal year or such information will be included by amendment.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

       Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2001 fiscal year or such information will be included by amendment.

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

                    3(A)(3)          Certificate of designation             Exhibit 4(A) to 1987
                                        regarding Series I                     Form 10-K*
                                        preferred stock

                    3(A)(4)          Amendments to Certificate              Exhibit 3(A)(4) to 1998
                                        of Incorporation dated                 Form 10-KSB*
                                        June 30, 1998

                    3(B)             By-laws                                Exhibit 3(B) to 1986
                                                                               Form 10-K*

                    4.1(A)           First amended and restated             Exhibit 4(A) to 1993
                                        term loan agreement with               Form 10-KSB*
                                        Fleet Bank of New York
                                        dated October 4, 1993

                    4.1(B)           Second amended and restated            Exhibit 4.1(B) to 1999
                                        term loan agreement with               Form 10-KSB*
                                        Fleet Bank of New York
                                        dated February 26, 1999

                    4.1(C)           First amendment to second              Exhibit 4.1(C) to 1999
                                        amended and restated term              Form 10-KSB*
                                        loan agreement with
                                        Fleet Bank of New York
                                        dated December 17, 1999

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

                   Exhibit
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------

                    4.2(B)           First Amendment and                    Exhibit 4.2(B) to 1999
                                        Extension to Letter of                 Form 10-KSB*
                                        Credit and Reimbursement
                                        Agreement with Fleet Bank
                                        of New York dated as of
                                        December 17, 1999

                    4.2(B)(2)        Agency Mortgage and Security           Exhibit 4(B)(2) to
                                        Agreement dated as of                  1994 10-KSB*
                                        December 1, 1994 from the
                                        Registrant and its subsidiaries

                    4.2(B)(3)        Guaranty Agreement dated as            Exhibit 4(B)(3) to
                                        of December 1, 1994 from               1994 10-KSB*
                                        the Registrant and its
                                        subsidiaries to the Erie
                                        County Industrial
                                        Development Agency
                                        ("ECIDA"), Norwest Bank
                                        Minnesota, N.A., as Trustee,
                                        and Fleet Bank

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

                   Exhibit
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------

                   10(C)(1)          Loan agreement between                 Exhibit 10(C)(1)
                                        the Company and its                    to 1991 Form 10-K*
                                        employee stock ownership
                                        trust, as amended

                   10(C)(2)          Stock purchase agreement               Exhibit 10(D)(2) to
                                        between the Company                    1988 Form 10-K*
                                        and its employee
                                        stock ownership trust

                   10(D)(1)(a)       2000 Employees Stock                   Exhibit 10(D)(1)(a) to 2000
                                        Option Plan**                          Form 10-KSB*

                   10(D)(2)          Stock Option Agreement                 Exhibit 10(D)(2) to 1998
                                        for Donald W. Hedges                   Form 10-KSB*
                                        dated March 24, 1998**

                   10(D)(2)(a)       Stock Option Agreement                 Exhibit 10(D)(2)(a) to 2000
                                        for Donald W. Hedges                   Form 10-KSB*
                                        dated July 7, 2000**

                   10(D)(3)(b)       Stock Option Agreement                 Exhibit 10(D)(3)(b) to 1998
                                        for Nicholas D.                        Form 10-KSB*
                                        Trbovich dated
                                        March 24, 1998**

                   10(D)(3)(c)       Stock Option Agreement                 Exhibit 10(D)(3)(c) to 2000
                                        for Nicholas D.                        Form 10-KSB*
                                        Trbovich dated
                                        July 7, 2000**

                   10(D)(4)          Stock Option Agreement                 Exhibit 10(D)(4) to 1998
                                        for William H. Duerig                  Form 10-KSB*
                                        dated March 24, 1998**

                   10(D)(4)(a)       Stock Option Agreement                 Exhibit 10(D)(4)(a) to 2000
                                        for William H. Duerig                  Form 10-KSB*
                                        dated July 7, 2000**

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

                   Exhibit
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------

                   10(D)(6)(b)       Stock Option Agreement                 Exhibit 10(D)(6)(b) to 1998
                                        for Nicholas D.                        Form 10-KSB*
                                        Trbovich, Jr. dated
                                        March 24, 1998**

                   10(D)(6)(c)       Stock Option Agreement                 Exhibit 10(D)(6)(c) to 2000
                                        for Nicholas D.                        Form 10-KSB*
                                        Trbovich, Jr. dated
                                        July 7, 2000**

                   10(D)(7)(b)       Stock Option Agreement                 Exhibit 10(D)(7)(b) to 1998
                                        for Lee D. Burns dated                 Form 10-KSB*
                                        March 24, 1998**

                   10(D)(7)(c)       Stock Option Agreement                 Exhibit 10(D)(7)(c) to 2000
                                        for Lee D. Burns dated                 Form 10-KSB*
                                        July 7, 2000**

                   10(D)(8)(b)       Stock Option Agreement                 Exhibit 10(D)(8)(b) to 1998
                                        for Raymond C. Zielinski               Form 10-KSB*
                                        dated March 24, 1998**

                   10(D)(8)(c)       Stock Option Agreement                 Exhibit 10(D)(8)(c) to 2000
                                        for Raymond C. Zielinski               Form 10-KSB*
                                        dated July 7, 2000**

                   10(D)(9)          Land Lease Agreement                   Exhibit 10(D)(9) to 1992
                                        between TSV, Inc.                      Form 10-KSB*
                                        (wholly-owned subsidiary
                                        of the Registrant) and the
                                        ECIDA dated as of May 1,
                                        1992, and Corporate
                                        Guaranty of the Registrant
                                        dated as of May 1, 1992

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

                   10(D)(12)         Sublease Agreement dated               Exhibit 10(D)(12) to
                                        as of December 1, 1994                 1994 10-KSB*
                                        between TSV, Inc. and
                                        the Registrant

                   10(D)(13)         2001 Long-Term Stock                   Appendix A to 2001
                                        Incentive Plan                         Proxy**

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

                  (b)      Reports on Form 8-K
                           -------------------

                           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.









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

SERVOTRONICS, INC.

March 15, 2002               By      /s/ Nicholas D. Trbovich, President
                                     -----------------------------------
                                     Nicholas D. Trbovich
                                     President, Chief Executive Officer
                                     and Chairman of the Board


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nicholas D. Trbovich      President, Chief Executive     March 15, 2002
------------------------
Nicholas D. Trbovich          Officer, Chairman of the
                              Board and Director



/s/ Lee D. Burns              Treasurer and Secretary        March 15, 2002
----------------
Lee D. Burns                  (Chief Financial Officer)



/s/ Donald W. Hedges          Director                       March 15, 2002
--------------------
Donald W. Hedges



/s/ William H. Duerig         Director                       March 15, 2002
---------------------
William H. Duerig



/s/ Nicholas D. Trbovich Jr.  Director                       March 15, 2002
----------------------------
Nicholas D. Trbovich Jr.

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                                                       Page
                                                                       ----

Report of independent accountants                                       F2

Consolidated balance sheet at December 31, 2001                         F3

Consolidated statement of income for the years ended
   December 31, 2001 and 2000                                           F4

Consolidated statement of cash flows for the years ended
   December 31, 2001 and 2000                                           F5

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

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income and of cash flows present fairly, in all material respects, the financial position of Servotronics, Inc. and its subsidiaries at December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Buffalo, New York
March 15, 2002

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                December 31, 2001
                                -----------------
                     ($000's omitted except per share data)

Assets
Current assets:
  Cash                                                                 $    720
  Accounts receivable                                                     2,699
  Inventories                                                             7,039
  Prepaid income taxes                                                       97
  Deferred income taxes                                                     461
  Other                                                                   2,089
                                                                       --------

     Total current assets                                                13,105

Property, plant and equipment, net                                        7,024

Other assets                                                                566
                                                                       --------

                                                                       $ 20,695
Liabilities and Shareholders' Equity                                   ========
Current liabilities:
  Current portion of long-term debt                                    $    548
  Demand loan                                                               200
  Accounts payable                                                          860
  Accrued employee compensation and benefit costs                           892
  Other accrued liabilities                                                 186
                                                                       --------
     Total current liabilities                                            2,686
                                                                       --------
Long-term debt                                                            5,552
Deferred income taxes                                                       384
Other non-current liability                                                 248
Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,361
  Retained earnings                                                       1,491
  Accumulated other comprehensive income                                    (58)
                                                                       --------

                                                                         15,317

  Employee stock ownership trust commitment                              (2,438)
  Treasury stock, at cost 222,365 shares                                 (1,054)
                                                                       --------

     Total shareholders' equity                                          11,825
                                                                       --------

                                                                       $ 20,695
                                                                       ========


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                     ($000's omitted except per share data)

                                                        Year Ended
                                                        December 31,
                                                   2001             2000
                                                   ----             ----
Net revenues                                  $   17,934         $   16,969
Costs and expenses:
   Cost of goods sold                             12,935             12,159
   Selling, general and administrative             3,025              3,042
   Interest                                          271                390
   Depreciation and amortization                     588                646
                                              ----------         ----------

                                                  16,819             16,237
                                              ----------         ----------

Income before income taxes                         1,115                732

Income taxes                                         415                314
                                              ----------         ----------

Net income                                    $      700         $      418
                                              ==========         ==========


Income Per Share:
Basic
Net income per share                           $    0.37         $     0.23
                                               =========         ==========
Diluted
-------
Net income per share                           $    0.37         $     0.21
                                               =========         ==========

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                ($000's omitted)

                                                                Year Ended
                                                               December 31,
                                                            2001         2000
                                                            ----         ----
Cash flows related to operating activities:
   Net income                                             $   700      $   418
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                              588          646
   Deferred income taxes                                      369          513
   Tax benefit from stock options                               0            3
Change in assets and liabilities -
        Accounts receivable                                  (220)         328
        Inventories                                          (632)        (239)
        Prepaid income taxes                                  121          548
        Other current assets                                 (837)          44
        Other assets                                           31           12
        Accounts payable                                      296         (582)
        Accrued employee compensation & benefit costs         122          (56)
        Other accrued liabilities                              20         (139)
        Other non-current liabilities                         (33)         (12)
        Employee stock ownership trust payment                101          101
                                                          -------      -------
Net cash provided by operating activities                     626        1,585
                                                          -------      -------
Cash flows related to investing activities:
  Capital expenditures - property, plant &
       equipment                                             (273)        (858)
   Purchase of treasury shares                                (99)           0
                                                          -------      -------
Net cash used in investing activities                        (372)        (858)
                                                          -------      -------
Cash flows related to financing activities:
   Increase in demand loan                                    850          600
   Payments on demand loan                                   (650)      (1,050)
   Principal payments on long-term debt                      (393)        (439)
   Net cash proceeds from exercise of stock options             0           27
                                                          -------      -------
Net cash used in financing activities                        (193)        (862)
                                                          -------      -------
Net increase (decrease) in cash                                61         (135)
Cash at beginning of period                                   659          794
                                                          -------      -------
Cash at end of period                                     $   720      $   659
                                                          =======      =======

Supplemental disclosures:
-------------------------
   Income taxes paid                                      $    62      $    68
   Interest paid                                          $   283      $   386


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.    Summary of significant accounting policies
       ------------------------------------------

       The principal accounting policies of Servotronics, Inc. (the "Company") and subsidiaries are as follows:

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

       Revenue recognition
       -------------------

       The Company's revenues are principally recognized as units are shipped and as terms and conditions of purchase orders are met. The Company also incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion.

       Included in other current assets is $1,387,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

       Inventories
       -----------

       Inventories are stated generally at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Pre-production costs related to long-term supply arrangements are expensed as incurred.

       Shipping and handling costs
       ---------------------------

       As required by FASB Emerging Issues Task Force "EITF" 00-10, "Accounting for Shipping and Handling Fees and Costs" shipping and handling costs are classed as a component of cost of goods sold.

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

       New accounting pronouncements
       -----------------------------

       In June 2001, the Financial Accounting Standards Board FASB No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142 on January 1, 2002 (earlier adoption is not permitted), goodwill will no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test. In addition, under the new rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will be amortized over their useful lives. Implementation of SFAS No. 141 and 142 is not expected to have a material impact on the Company's financial position and results of operations.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which will be effective January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. Implementation of SFAS No. 143 is not expected to have a material impact on the Company's financial position and results of operations.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which will be effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Capital Assets To Be Disposed Of", but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The implementation of SFAS No. 144 is not expected to have a material impact on the Company's financial position and results of operations.


 2.    Inventories                                                                     December 31, 2001
       -----------                                                                     -----------------
                                                                                       ($000's omitted)

         Raw materials and common parts                                                 $      992
         Work-in-process                                                                     5,342
         Finished goods                                                                        941
                                                                                        ----------
                                                                                             7,275
         Less common parts expected to be used
             after one year                                                                   (236)
                                                                                        -----------
                                                                                        $    7,039
                                                                                        ===========


 3.    Property, plant and equipment                                                   December 31, 2001
       -----------------------------                                                   -----------------
                                                                                       ($000's omitted)

         Land                                                                           $       11
         Buildings and improvements                                                          6,170
         Machinery, equipment and tooling                                                   10,167
                                                                                        ----------
                                                                                            16,348
         Less accumulated depreciation                                                      (9,324)
                                                                                        -----------


                                                                                        $    7,024
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

  4.   Long-term debt                                                                  December 31, 2001
       --------------                                                                  -----------------
                                                                                       ($000's omitted)

       Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
           at a floating rate (2.20% at December 31, 2001)                              $    4,660

         Term loan; payable to a financial institution with interest on $107,000 at LIBOR plus 2% (4.30% at December 31, 2001) and interest on the remaining $500,000 at a rate of 5.82% at December 31, 2001;
              quarterly principal
              payments of $35,714 through February 1, 2006                                     607

       Various other secured term notes payable to government agencies                         833
                                                                                               ---
                                                                                             6,100

         Less current portion                                                                 (548)
                                                                                        -----------

                                                                                        $    5,552
                                                                                        ===========


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

       Principal maturities of long-term debt are as follows: 2003 - $378,000; 2004 - $463,000; 2005 - $348,000; 2006 - $242,000; 2007 and thereafter
       $4,121,000.

       The Company also has a $1,000,000 line of credit on which there was $200,000 outstanding at December 31, 2001 at an interest rate of 4.75%.

 5.    Employee benefit plans
       ----------------------

       Employee stock ownership plan (ESOP)
       ------------------------------------

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon eligible compensation and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 366,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2001 and 2000, approximately 497,000 and 530,000 shares, respectively, purchased by the ESOP remain unallocated.

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2001 and 2000. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

       Defined benefit plan
       --------------------

       A Consumer Products division subsidiary of the Company has a noncontributory defined benefit pension plan covering substantially all its employees. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $20,000 and $23,000 was recognized in 2001 and 2000, respectively, and was calculated using a weighted-average discount rate of 7.0% in 2001 and 7.5% in 2000, and weighted-average expected rate of return on plan assets of 8.0% for both years. The projected benefit obligation under the plan at December 31, 2001 was $88,000, net of $299,000 of plan assets at fair value.

       Deferred compensation program
       -----------------------------

       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 2001, $24,000 was accrued under this program. No amount was accrued under this program in 2000. The current balance of $249,000 is reflected on the December 31, 2001 Consolidated Balance Sheet.

  6.   Income taxes
       ------------

       The provision (benefit) for income taxes included in the consolidated statement of income consists of the following:

                                                                                               2001       2000
                                                                                               ----       ----
                                                                                               ($000's omitted)
         Current:
           Federal income tax (benefit)                                                       $    25    $  (213)
           State income tax                                                                        21         14
                                                                                              -------     ------
                                                                                                   46       (199)
         Deferred:                                                                            -------     -------
           Federal income tax                                                                     308        445
           State income tax                                                                        61         68
                                                                                              -------    -------

                                                                                                  369        513
                                                                                              -------    -------
                                                                                              $   415    $   314
                                                                                              =======    =======


       The provision for income taxes does not include the tax benefit of $3,000 for 2000 associated with the exercise of stock options which have been credited to capital in excess of par value.

       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

                                                                                                2001       2000
                                                                                                ----       ----

         Statutory rate                                                                          34%        34%
         Increase resulting from:
           State income taxes (less federal effect)                                               5%         7%

           Other                                                                                 (2%)        2%
                                                                                               ------     -----

                                                                                                 37%        43%
                                                                                               ======     ======


       At December 31, 2001, the deferred tax assets (liabilities) were comprised of the following:

                                                                                         ($000's omitted)

       Inventory                                                                             $    232
       Accrued vacation                                                                           141
       State net operating losses and credits                                                     135
       Deferred compensation                                                                      145
       Other                                                                                        1
                                                                                             ---------
       Total deferred tax assets                                                                  654

       Property, plant and equipment                                                             (511)
       Other liabilities                                                                          (66)
                                                                                             ---------
       Total deferred tax liabilities                                                            (577)
                                                                                             ---------

       Net deferred tax asset                                                                $     77
                                                                                             ========


       Realization of the net deferred tax asset is dependent upon generating sufficient taxable income over the periods in which the temporary differences are anticipated to reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. However, the amount of net deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

       At December 31, 2001, the Company has New York State net operating loss carryforwards of approximately $994,000 (approximately a $39,000 tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,756,000 (approximately a $76,000 tax benefit) that begins to expire in 2006.

 7.    Common shareholders' equity
       ---------------------------


                                       Common stock
                                       ------------                                                                     Accumulated
                                      Number              Capital in                                                      other
                                    of shares             excess of     Retained               Treasury  Comprehensive comprehensive
                                     issued      Amount   par value     earnings       ESOP     stock       income        income
                                   ----------------------------------------------------------------------------------------------
                                                                    ($000's omitted)
Balance December
    31, 1999                       2,614,506   $     523   $  13,358   $     411    ($  2,640)   ($  1,017)                ($24)
Comprehensive income
   Net income                              -           -           -   $     418            -            -    $     418       -
   Other comprehensive income,
      net of tax                           -           -           -           -            -            -            -       -
       Minimum pension liability
         adjustment                        -           -           -           -            -            -           (1)     (1)
                                                                                                               --------
   Other comprehensive income              -           -           -           -            -            -           (1)      -
                                                                                                              ---------
Comprehensive income                       -           -           -           -            -            -    $     417       -
                                                                                                              =========
Issuance of common stock                   -           -           -         (35)           -            -
Compensation expense                       -           -           -           -          101            -
Treasury stock                             -           -           -           -            -           62                    -
Exercise of stock options                  -           -           3           -            -            -                    -
                                     ---------   ---------   ---------   ---------    ---------    ---------              -----
Balance December
    31, 2000                       2,614,506   $     523   $  13,361   $     794    ($  2,539)   ($    955)                ($25)
Comprehensive income
Net income                                 -           -           -   $     700            -            -    $     700       -
Other comprehensive income,
      net of tax                           -           -           -           -            -            -            -       -
       Minimum pension liability
         adjustment                        -           -           -           -            -            -          (33)    (33)
                                                                                                                 ------
   Other comprehensive income              -           -           -           -            -            -          (33)      -
                                                                                                                 ------
Comprehensive income                       -           -           -           -            -            -    $     667       -
                                                                                                              =========
Issuance of common stock                   -           -           -           -            -            -
Compensation expense                       -           -           -           -          101            -                    -

Treasury stock                             -           -           -          (3)           -          (99)                   -
Exercise of stock options                  -           -           -           -            -            -                    -
                                     ---------   ---------   ---------   ---------    ---------    ---------               ----
Balance December
      31, 2001                       2,614,506   $     523   $  13,361   $   1,491    ($  2,438)   ($  1,054)              ($58)
                                     =========   =========   =========   =========    =========    =========               ====

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

                                                     Year Ended
                                                    December 31,
                                                  2001         2000
                                               --------     --------
                                                   ($000's omitted
                                               except per share data)

       Net income                              $    700     $    418
                                               ========     ========
       Weighted average common shares
          outstanding (basic)                     1,877        1,848
       Incremental shares from assumed
          conversions of stock options                0          111
       Weighted average common
          shares outstanding (diluted)            1,877        1,959

       Basic
       -----
       Net income per share                    $   0.37     $   0.23
                                               ========     ========
       Diluted
       -------
       Net income per share                    $   0.37     $   0.21
                                               ========     ========


       Comprehensive income
       --------------------

       The minimum pension liability adjustment of $58,000, net of tax of $34,000, is the only component of other comprehensive income for 2001.

       Stock options
       -------------

       Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to its Directors and Officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for these Plans and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2001 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 2001, 301,600 shares of common stock were available under these plans. Options granted under these Plans have durations of ten years and vesting periods ranging from six months to three years.

       A summary of the status of options granted under all employee plans is presented below:

                                                         Weighted
                                                          Average
                                                          Options           Exercise
                                                        Outstanding         Price ($)
                                                        ----------------------------

       Outstanding as of December 31, 1999                122,765           7.48
       Granted in 2000                                    101,200           3.875
       Exercised in 2000                                  (12,593)          2.07
       Forfeited in 2000                                    -                  -

       Outstanding as of December 31, 2000                211,372           6.06
       Granted in 2001                                    125,000           4.38
       Exercised in 2001                                  (17,172)          5.787
       Forfeited in 2001                                    -                  -

       Outstanding as of December 31, 2001                319,200           5.42

       The following tables summarize information about options outstanding at December 31, 2001:

                                                       Weighted-
                                                        Average
                                                       Remaining
                   Exercise          Number           contractual        Options
                   Prices ($)      Outstanding           Life          Exercisable
           ---------------------------------------------------------------------------
                     8.50             93,000            6 years            93,000
                     3.875           101,200            9 years            86,200
                     4.38            125,000           10 years                 0
                                     -------                            ---------
           Total                     319,200                              179,200
                                     =======                              =======

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). If the compensation cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by FAS 123, the pro forma effects on the years ended December 31, 2001 and 2000 are as follows:

                                                2001              2000
                                             ----------------------------
       Net income:
              As reported                      $700,000         $418,000
              Pro forma                        $521,000         $387,000

       Earnings per common share:
              As reported - basic                 $0.37            $0.23
              As reported - diluted               $0.37            $0.21
              Pro forma - basic                   $0.28            $0.21
              Pro forma - diluted                 $0.28            $0.20

       There were 125,000 options granted in 2001. The Black-Scholes calculated estimated value of the options granted in 2001 was $2.96. The assumptions used to calculate this value include a risk-free interest rate of 4.85%, an expected term of 10 years, and an annual standard deviation (volatility) factor of 50.9%. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company's opinion the existing models do not necessarily provide a reliable measure of the value of the Company's stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company's 2001 options, the derived estimated value may be, in the Company's opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.

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

 8.    Commitments
       -----------
       The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 2001 and 2000 and future minimum payments under such leases are not significant.

 9.    Litigation
       ----------
       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

10.    Business segments
       -----------------
       The Company operates in two business segments, the Advanced Technology Group and the Consumer Products Group. The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in the Advanced Technology Group involve the design, manufacture, and marketing of servo-control components for government and commercial applications. The Consumer Products Group's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a significant portion of finished products are for foreign end use.

       Information regarding the Company's operations in these segments is summarized as follows:

                                                                Advanced         Consumer
          Year ended                                           Technology        Products
       December 31, 2001                                          Group            Group          Consolidated
       -----------------                                          -----            -----          ------------
                                                                             ($000's omitted)
         Revenues from unaffiliated customers                  $     12,186       $   5,749        $      17,934
                                                               ============       =========        =============
         Profit                                                $      2,259       $     167                2,426
                                                               ============       =========
         Depreciation expense                                  $       (434)      $    (154)                (588)
                                                               =============      ==========
         Interest expense                                                                                   (271)
         General corporate expense                                                                          (452)
                                                                                                   --------------

         Income before income taxes                                                                $       1,115
                                                                                                           =====

         Identifiable assets                                   $     13,937       $   5,068        $      19,005
                                                               ============       =========        =============

         Capital expenditures                                  $        200       $      73        $         273
                                                               ============       =========        =============


                                                                Advanced         Consumer
          Year ended                                           Technology        Products
       December 31, 2000                                          Group            Group          Consolidated
       -----------------                                          -----            -----          ------------
                                                                             ($000's omitted)
         Revenues from unaffiliated customers                  $      9,487       $   7,482        $      16,969
                                                               ============       =========        =============
         Profit                                                $      2,087       $     187                2,274
                                                               ============       =========
         Depreciation expense                                  $       (481)      $    (165)                (646)
                                                               =============      ==========
         Interest expense                                                                                   (390)
         General corporate expense                                                                          (506)
                                                                                                   --------------

         Income before income taxes                                                                $         732
                                                                                                             ===

         Identifiable assets                                   $     13,216       $   4,915        $      18,131
                                                               ============       =========        =============

         Capital expenditures                                  $        797       $      61        $         858
                                                               ============       =========        =============

         The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $3,082,000 in 2001 and $1,980,000 in 2000. Similar contracts by the Consumer Products Group accounted for revenues of approximately $299,000 in 2001 and $2,235,000 in 2000. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 23% and 20% of total revenues in 2001 and 2000, respectively. Sales to another customer amounted to approximately 22% of total revenues in 2001 and 20% of total 2000 revenues respectively. No other single customer represented more than 10% of the Company's revenues in any of these years.