Form 10KSB/A
period 2001-12-31
SERVOTRONICS INC /DE/
filed 2002-04-30
CIK 89140

                                    ---------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

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


                                 AMENDMENT NO. 1

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2001 as set forth in the pages attached hereto:


                                    PART III

       Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                   -------------------------------------------------------------
                   Compliance With Section 16(a) of the Exchange Act.
                   -------------------------------------------------

       Item 10.    Executive Compensation.
                   ----------------------

       Item 11.    Security Ownership of Certain Beneficial Owners and
                   ---------------------------------------------------
                   Management.
                   ----------

       Item 12.    Certain Relationships and Related Transactions.
                   ----------------------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SERVOTRONICS, INC.
Dated as of: April 29, 2002

                                                 By: /s/ Lee D. Burns
                                                     ---------------------------
                                                     Lee D. Burns
                                                     Treasurer and Secretary

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                               SERVOTRONICS, INC.

                                 AMENDMENT NO. 1
                                       TO
                           FORM 10-KSB FOR YEAR ENDED
                                DECEMBER 31, 2001


Item 9.   Directors, Executive Officers and Control Persons; Compliance With
          ------------------------------------------------------------------
          Section 16(a) of the Exchange Act.
          ---------------------------------

          (a) DIRECTORS. The table below sets forth certain information regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 2001 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                         Position with the Company
                                         and Principal Occupation
                                         and Business Experience
Name                            Age      for Past Five Years
----                            ---      -------------------------

Dr. William H. Duerig           80       Director of the Company since 1990;
                                         Physicist and Senior Program Manager
                                         for Kearfott Guidance & Navigation
                                         Corporation for more than five years
                                         prior to retirement in 1993.

Donald W. Hedges                80       Director of the Company since 1967;
                                         self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.       41       Director of the Company since 1990;
                                         Vice President of the Company since
                                         1990; Director of Corporate Development
                                         of the Company from 1987 to 1990;
                                         Director of e.Autoclaims.

Dr. Nicholas D. Trbovich        66       Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         of the Company since 1959.

          (b) EXECUTIVE OFFICERS. The following is a listing of the Company's executive officers:

                                         Position with the Company
                                         and Principal Occupation
                                         and Business Experience
Name                            Age      for Past Five Years
----                            ---      -------------------------

Dr. Nicholas D. Trbovich        66       See table under "Directors."

Nicholas D. Trbovich, Jr.       41       See table under "Directors."

Raymond C. Zielinski            57       Vice President since 1990; Director of
                                         Manufacturing of the Company from 1983
                                         to 1990.

Lee D. Burns                    60       Treasurer, Secretary and Chief
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

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its officers and directors were timely made, except as set forth below.

          In October 2001, each of three officers of the Company, Messrs. Nicholas D. Trbovich, Jr. (who is also a Company director), Lee D. Burns and Raymond C. Zielinski acquired, on a net basis, 220 shares of the Company's common stock by concurrently exercising options for 5,724 shares and surrendering to the Company 5,504 shares in payment of the exercise price and tax withholding. Upon advice of counsel, they proceeded to report these transactions under the SEC rules applicable to "small acquisitions," and accordingly, these individuals respectively reported these transactions on a Form 5 filed with the SEC within 45 days after December 31, 2001. Counsel now advises that, under the SEC rules applicable to reporting of option exercises, the transactions should be reported on a Form 4 filed not later than the tenth day of the month following the subject transaction.

Item 10.  Executive Compensation.
          ----------------------

          DIRECTORS' FEES. Under the Company's standard compensation arrangements with directors who are not employees, they are paid a yearly director's fee of $10,000 plus a per meeting fee of $650 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the director's and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $1,500 plus a per meeting fee of $450 and reimbursement of actual expenses for attendance at Audit Committee meetings other than Audit Committee meetings held on the same day as a Board meeting.


          COMPENSATION TABLE. The following table shows the compensation paid by the Company to each executive officer of the Company whose total salary and bonus from the Company and its subsidiaries exceeded $100,000 during any of the last three fiscal years (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                        Long Term
                                                               Annual Compensation                   Compensation
                                                      ------------------------------------          ---------------
                                                                                                         Awards
                                                                                                         ------
                                                                                Other               Securities
                                                                                Annual              Underlying         All Other
Name and                                                                        Compen-             Options/SAR's      Compen-
Principal Position                           Year      Salary      Bonus (1)    sation (2)          (No. of Shares)    sation (3)
------------------                           ----     --------     ---------    ----------          ---------------    ----------

Dr. Nicholas D. Trbovich.................    2001     $337,301     $30,000      $29,484                45,000           $18,344
  Chairman, President and                    2000      328,875         --        31,250                37,800            11,069
  CEO                                        1999      318,654      50,000       26,907                   --             14,437

Raymond C. Zielinski.....................    2001     $120,423     $10,000      $ 4,846                 8,000           $ 8,786
  Vice President                             2000      118,478         --           --                  7,500             4,790
                                             1999      108,942       7,500          --                    --              7,533

Nicholas D. Trbovich, Jr.................    2001     $120,423     $10,000      $ 7,633                24,000           $18,410
  Director, Vice President                   2000      108,596         --        54,508                18,400             7,551
                                             1999       91,347       7,500        1,525                   --                967

Lee D. Burns.............................    2001     $110,327     $10,000          --                  8,000           $ 6,834
  Treasurer, Secretary and CFO               2000      105,379         --       $29,172                 7,500             4,239
                                             1999       91,347       7,500          --                    --                612


---------------------

     (1) The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. No bonuses were paid in the year 2000. Discretionary payments authorized for 2002 will be included in the compensation table for 2002 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

     (2)  Includes for Dr. Trbovich $29,484, $31,250 and $25,000 in 2001, 2000
          and 1999, respectively, $4,846 for Mr. Zielinski in 2001, $7,633 and $54,508 for Mr. Trbovich, Jr. in 2001 and 2000, respectively, and $29,172 for Mr. Burns in 2000, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company over several years and prior to when the payment was received.

     (3) All Other Compensation for 2001 includes (i) an allocation of 2,005, 1,351, 1,351 and 1,238 shares for Dr. Trbovich, Mr. Zielinski, Mr. Trbovich, Jr. and Mr. Burns, respectively, of common stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 2001 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $5.15 per share; and (ii) $6,814, $1,828, $10,107 and $459 to Dr. Trbovich, Mr.
          Zielinski, Mr. Trbovich, Jr. and Mr. Burns, respectively, for life insurance and health care benefits, but excludes $2,078 each, the excess of the fair market value of stock options exercised by Mr. Trbovich, Jr., Mr. Zielinski and Mr. Burns in 2001 over the grant price; and (iii) also excludes $24,000 of a pension related accrual for Dr. Trbovich to achieve benefit parity based on actuarially determined formulas.


          STOCK OPTIONS. The following tables give information with respect to stock options granted to, exercised or owned by the Named Officers during 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                              % of Total
                                            Number of            Options
                                           Securities          Granted to
                                           Underlying           Employees         Exercise of         Expiration
Name                                   Options Granted (#)   in Fiscal Year    Base Price ($/Sh)         Date
----                                   -------------------   --------------    -----------------      ----------

Dr. Nicholas D. Trbovich                       45,000              48.4%             $4.38              9/5/11

Raymond C. Zielinski                            8,000              8.6%              $4.38              9/5/11

Nicholas D. Trbovich, Jr.                      24,000              25.8%             $4.38              9/5/11

Lee D. Burns                                    8,000              8.6%              $4.38              9/5/11


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                 Value of
                                                                  Number of                    Unexercised
                                   Shares                   Unexercised Securities             In-The-Money
                                  Acquired                   Underlying Options at              Options at
                                     on        Value           Fiscal Year-End:              Fiscal Year End:
       Name of Officer            Exercise    Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
       ---------------            --------    --------     -------------------------    -------------------------

Dr. Nicholas D. Trbovich             --           --            75,600/45,000                $44,415/$30,150

Raymond C. Zielinski               5,724       $2,078           13,300/8,000                 $8,813/$5,360

Nicholas D. Trbovich, Jr.          5,724       $2,078           36,800/24,000                $21,620/$16,080

Lee D. Burns                       5,724       $2,078           13,300/8,000                 $8,813/$5,360




          EMPLOYMENT AGREEMENT. Dr. Trbovich has an employment agreement with the Company pursuant to which he is entitled to receive minimum direct compensation of $341,445 per annum, or such greater amount as the Company's Board of Directors may determine, and lifetime health and life insurance benefits. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of 2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2006), as such date may be extended, Dr.
Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of April 12, 2002, more than 5% of the outstanding shares of common stock of the Company, based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person.

Name and Address of               Amount and Nature of              Percent of
Beneficial Owner                  Beneficial Ownership              Class (1)
--------------------------        --------------------------        ----------

Servotronics, Inc. Employee
  Stock Ownership Trust (2)              854,960 (2)                  35.7%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Dr. Nicholas D. Trbovich                 404,115 (3)                  16.1%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Harvey Houtkin (4)                       198,944 (4)                   8.3%
160 Summit Avenue
Montvale, New Jersey   07645
-------------------

     (1) Percent of class is based upon 2,392,141 shares of common stock outstanding as of April 12, 2002 plus, in the case of Dr. Trbovich, the shares underlying his stock options, all of which are presently exercisable.

     (2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's shares. As of April 12, 2002, approximately 356,716 shares have been allocated to the accounts of participants and approximately 498,244 shares (20.8% of the shares outstanding) remain unallocated.

     (3) This amount includes (i) 32,309 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 120,600 shares; (iii) approximately 40,160 shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the shares beneficially owned by certain of Dr. Trbovich's other relatives.

     (4) Based on a statement on Schedule 13G, as last amended on February 8, 2002, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 188,972 shares and shared voting and investment power with respect to 9,972 shares. Mr. Houtkin disclaims beneficial ownership in additional shares owned by other members of his family.

          (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of April 12, 2002, information as to the beneficial ownership of shares of common stock of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person, except as otherwise indicated):

Name of                           Amount and Nature of              Percent of
Beneficial Owner                  Beneficial Ownership              Class (1)
----------------                  --------------------              ----------

Dr. Nicholas D. Trbovich                   404,115 (2)                16.1%

Nicholas D. Trbovich, Jr.                   94,325 (3)                 3.9%

Donald W. Hedges                            28,836 (4)                 1.2%

Dr. William H. Duerig                       27,693 (5)                 1.2%

All directors and executive
officers as a group                      1,121,908 (6)(7)             42.4%

--------------------

     (1) Percent of class is based upon 2,392,141 shares of common stock outstanding as of April 12, 2002 plus the number of shares subject to stock options held by the indicated person or group.

     (2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

     (3) This amount includes 60,800 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable and approximately 18,711 shares allocated to Mr. Trbovich, Jr.'s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich, Jr. serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

     (4) This amount includes 24,100 shares which Mr. Hedges has the right to acquire under stock option plans all of which are currently exercisable. Mr. Hedges has sole voting and investment power with respect to 4,261 shares and shared voting and investment power with respect to 475 shares.

     (5) This amount includes 24,100 shares which Dr. Duerig has the right to acquire under a stock option plan all of which are currently exercisable. Dr. Duerig has sole voting with respect to 3,593 shares.

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

     (7)  See notes (2) through (5) above.


Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          During 2001 and 2000, Dr. Trbovich's son, Nicholas D. Trbovich, Jr., served as an officer and director of the Company and received the compensation disclosed in the Summary Compensation Table in Item 10. See also, the discussion under "Employment Agreement" in Item 10.