Form 10QSB
period 2002-03-31
SERVOTRONICS INC /DE/
filed 2002-05-15
CIK 89140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

  Commission File No. 1 - 7109

                               SERVOTRONICS, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                       16-0837866
----------------------------------------       ------------------------------
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

                                 Yes    X  ;    No
                                     ------      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding At April 30, 2002
------------------------------------         ---------------------------------
  Common Stock, $.20 par value                            2,392,141



   Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------

                                      INDEX
                                      -----

                PART I. FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                                    --------
      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, March 31, 2002                                                        3

                b)  Consolidated Statement of Income for the Three Months Ended
                    March 31, 2002 and 2001                                                                           4

                c)  Consolidated Statement of Cash Flows for the Three Months Ended
                    March 31, 2002 and 2001                                                                           5

                d)  Notes to Consolidated Financial Statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                             9

                PART II. OTHER INFORMATION

                Signatures                                                                                           12

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                 $    475
  Accounts receivable                                                     2,549
  Inventories                                                             7,379
  Prepaid income taxes                                                       97
  Deferred income taxes                                                     461
  Other                                                                   2,036
                                                                       --------

     Total current assets                                                12,997
                                                                       --------

Property, plant and equipment, net                                        6,981

Other assets                                                                566
                                                                       --------

                                                                       $ 20,544
                                                                       ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                    $    548
  Demand loan                                                               100
  Accounts payable                                                          655
  Accrued employee compensation and benefit costs                           990
  Other accrued liabilities                                                 140
  Accrued income tax                                                         52
                                                                       --------

     Total current liabilities                                            2,485
                                                                       --------

Long-term debt                                                            5,496

Deferred income taxes                                                       384

Other non-current liability                                                 248

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,361
  Retained earnings                                                       1,597
  Accumulated other comprehensive income                                    (58)
                                                                       --------

                                                                         15,423
  Employee stock ownership trust commitment                              (2,438)
  Treasury stock, at cost 222,365 shares                                 (1,054)
                                                                       --------

Total shareholders' equity                                               11,931
                                                                       --------

                                                                       $ 20,544
                                                                       ========


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                             2002         2001
                                                            ------        ------
Net revenues                                                $3,834        $4,482

Costs and expenses:
   Cost of goods sold                                        2,698         3,314
   Selling, general and administrative                         760           780
   Interest                                                     48            77
   Depreciation and amortization                               164           103
                                                            ------        ------

                                                             3,670         4,274
                                                            ------        ------

Income before income taxes                                     164           208

Income taxes                                                    58            86
                                                            ------        ------

Net income                                                  $  106        $  122
                                                            ======        ======


Income Per Share:
BASIC
Net income per share                                        $ 0.06        $ 0.06
                                                            ======        ======
DILUTED
Net income per share                                        $ 0.06        $ 0.06
                                                            ======        ======

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               2002        2001
                                                               -----      -----
Cash flows related to operating activities:
   Net income                                                  $ 106      $ 122
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                 164        103
Change in assets and liabilities -
        Accounts receivable                                      150       (305)
        Inventories                                             (340)      (211)
        Prepaid income taxes                                       0         82
        Other current assets                                      53        (33)
        Accounts payable                                        (205)       281
        Accrued employee compensation & benefit costs             98         93
       Accrued income taxes                                       52          0
       Other accrued liabilities                                 (46)         8
                                                               -----      -----

Net cash provided by operating activities                         32        140
                                                               -----      -----

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                (121)      (129)
                                                               -----      -----

Net cash used in investing activities                           (121)      (129)
                                                               -----      -----

Cash flows related to financing activities:
   Increase in demand loan                                       100        150
   Payments on demand loan                                      (200)         0
   Principal payments on long-term debt                          (56)       (55)
                                                               -----      -----

Net cash (used in) provided by financing activities             (156)        95
                                                               -----      -----

Net (decrease) increase in cash                                 (245)       106

Cash at beginning of period                                      720        659
                                                               -----      -----

Cash at end of period                                          $ 475      $ 765
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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         The Company's revenues are principally recognized as units are shipped and as terms and conditions of purchase orders are met. The Company also incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion.

         Included in other current assets are $1,310,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

2.       INVENTORIES                                            MARCH 31, 2002
         -----------                                            --------------

              Raw materials and common parts                     $      977
              Work-in-process                                         5,697
              Finished goods                                            941
                                                                 ----------

                                                                      7,615

              Less common parts expected to be used
               after one year                                          (236)
                                                                 ----------

                                                                 $    7,379
                                                                 ==========
3.       PROPERTY, PLANT AND EQUIPMENT
                                                                MARCH 31, 2002
                                                                --------------

              Land                                               $       11
              Buildings                                               6,170
              Machinery, equipment and tooling                        9,312
                                                                 ----------
                                                                     15,493
              Less accumulated depreciation                          (8,512)
                                                                 -----------
                                                                 $    6,981
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

4.       Long-term debt
                                                                                                    MARCH 31, 2002
         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
              at a floating rate (1.85% at March 31, 2002)                                           $   4,660

         Unsecured term note; payable to a financial institution with interest on $71,000 at LIBOR plus 2% (4.30% at March 31, 2002) and interest on the remaining $500,000 at a current rate of 5.82%; quarterly
              principal payments of $35,714 through February 1, 2006                                       571
         Various other secured term notes payable to government agencies                                   813
                                                                                                     ---------

                                                                                                         6,044

              Less current portion                                                                        (548)
                                                                                                     ----------

                                                                                                     $   5,496
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

         The Company also has a $1,000,000 line of credit on which there was a $100,000 balance outstanding at March 31, 2002 at an interest rate of 4.75%.

5.       COMMON SHAREHOLDERS' EQUITY

                                  Common Stock
                                  ------------                                                             Accumulated
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             Issued   Amount   Par Value Earnings     Esop       Stock       Income          Income
                             --------------------------------------------------------------------------------------
Balance December
    31, 2001                2,614,506  $523    $13,361    $1,491   ($ 2,438)  ($ 1,054)                   ($      58)
                            =========  ====    =======     =====    =======    =======                     =========
Comprehensive income
   Net income                   -       -        -        $  106      -          -          $   106            -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -            -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -            -                -
   Other comprehensive income   -       -         -         -         -          -            -                -
                                                                                            -------
Comprehensive income            -       -         -         -         -          -          $   106       -
                                                                                            =======
Issuance of common stock        -       -         -         -         -          -                             -
Compensation expense            -       -         -         -         -          -                             -
Treasury stock                  -       -         -         -         -          -                             -
Exercise of stock options       -       -         -         -         -          -                             -
                            ---------  ----    -------    ------   --------   --------                    ----------
Balance March 31, 2002      2,614,506  $523    $13,361    $1,597   ($ 2,438)  ($ 1,054)                   ($      58)
                            =========  ====    =======     =====    =======    ========                    =========

EARNINGS PER SHARE

       Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                   Three Months Ended
                                                        March 31,
                                                    2002         2001
                                                  ------         -----
  Net earnings                                    $  106         $ 122

  Weighted average common shares
     outstanding (basic)                           1,894         1,888
  Incremental shares from assumed
     conversions of stock options                     21           211
  Weighted average common
     shares outstanding (diluted)                  1,915         2,099

    BASIC
    Net income per share                          $ 0.06         $0.06
                                                  ======         =====
    DILUTED
    Net income per share                          $ 0.06         $0.06
                                                  ======         =====

6.       BUSINESS SEGMENTS

         The Company operates in two business segments, Advanced Technology Group and Consumer Products Group. The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in Advanced Technology Group involve the design, manufacture, and marketing of servo-control components for government and commercial industrial applications. Consumer Products Group's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a significant portion of finished products are for foreign end use.


                                              Advanced        Consumer
        Period Ended                         Technology       Products
       March 31, 2002                           Group           Group       Consolidated
       --------------                           -----           -----       ------------

Revenues from unaffiliated customers          $   2,638      $   1,196      $   3,834
                                              =========      =========      =========
Profit                                        $     528      $     (38)     $     490
                                              =========      ==========
Depreciation expense                                                             (164)
Interest expense                                                                  (48)
General corporate expense                                                        (114)
                                                                            ----------

Income before income taxes                                                  $     164
                                                                            =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                 Relationship to    Period to
                                                   net revenues      period $
                                                three months ended   increase
                                                     March 31       (decrease)
                                                  2002       2001          02-01
                                                 -----       -----        -----
Net revenues
   Advanced technology products                   68.8%       65.0%        (9.5%)
                                                                          -----
   Consumer products                              31.2%       35.0%       (23.8%)
                                                 -----       -----        -----

                                                 100.0%      100.0%       (14.5%)

Cost of goods sold, exclusive of
   depreciation                                   70.4%       73.9%       (18.6%)
                                                 -----       -----        -----

Gross profit                                      29.6%       26.1%        (2.7%)
                                                 -----       -----        -----

Selling, general and administrative               19.8%       17.4%        (2.6%)
                                                                          -----
Interest                                           1.3%        1.7%       (37.7%)
                                                                          -----
Depreciation and amortization                      4.3%        2.3%        59.2%
                                                 -----       -----        -----

                                                  25.4%       21.4%        18.9%
                                                 -----       -----        -----

Income before income taxes                         4.2%        4.7%       (21.2%)
                                                 -----       -----        -----

Income tax provision                               1.4%        2.0%       (32.6%)
                                                 -----       -----        -----

Net income                                         2.8%        2.7%       (13.1%)
                                                 =====       =====        =====

MANAGEMENT DISCUSSION

         During the three month period ended March 31, 2002 and for the comparable period ended March 31, 2001, approximately 25% and 18% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current government and/or commercial programs will be continued or that programs in the prototype stages will ultimately result in production applications. On September 11, 2001, the United States was attacked by terrorists using four hijacked commercial airline jets. These tragic events have had a significant negative impact on the US and world economies. As previously reported, the commercial aerospace industry and other industries such as the edged products industry (i.e., cutlery products, knives, etc.) have been adversely impacted. In particular, the cutbacks in the commercial aerospace industry (i.e., Boeing, Airbus, etc.) have resulted in the reduction and/or stretch-outs in the production requirements for certain of the Company's products. Although certain defense programs may offset these effects on the Company's business, the Company is unable to predict or quantify with certainty the extent that these events will have on the future financial results of the Company in totality. However, it is anticipated that the growth in the defense industry will be a strong positive influence to what may be an otherwise depressed economy. Also, notwithstanding the traditional concept of the separation of fixed and variable costs, each cost is viewed by the Company as a variable and, as such, is under continuous evaluation.

RESULTS OF OPERATIONS

         The Company's consolidated results of operations for the three month period ended March 31, 2002 showed an approximate 14.5% decrease in net revenues and a decrease in net income of approximately 13.1% when compared to the same three month period of 2001. The decrease in revenues for the three month period ended March 31, 2002 is the result of decreased sales and shipments at both the Advanced Technology Group and Consumer Product Group. Operating profit as a percentage of net revenues decreased for the three month period ended March 31, 2002 when compared to the comparable periods of 2001 as fixed expenses became a larger percentage of total revenue because of reduced shipments and product mix.

         Selling, general and administrative (SG&A) expenses increased as a percentage of revenues for the period ended March 31, 2002 when compared to the same period in 2001 primarily because the fixed portion of SG&A costs automatically becomes a larger percentage when it is divided by reduced revenues. However, total SG&A expenses decreased in an absolute sense when comparing the SG&A expenses for the same period in each year.

         Interest expense decreased for the quarter ended March 31, 2002 as the Company continues to pay down institutional debt coupled with a decline in interest rates.

         Income taxes for the quarter ended March 31, 2002 decreased as a percentage of income before taxes when compared to the same period in 2001 due to the advantage of the recently passed tax law which provides a tax benefit for extraterritorial sales as well as the effects of variable state income taxes.

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

         As of March 31, 2002 there are commitments for capital expenditures of $170,000.


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

Date: May 9, 2002




                              SERVOTRONICS, INC.

                              By:   /s/Lee D. Burns, Treasurer
                                 ----------------------------------------------
                                     Lee D. Burns, Treasurer and
                                                      Chief Financial Officer

                              By:   /s/Raymond C. Zielinski, Vice President
                                 ----------------------------------------------
                                     Raymond C. Zielinski, Vice President