Form 10QSB
period 2002-06-30
SERVOTRONICS INC /DE/
filed 2002-08-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
--
   ACT OF 1934 For the quarterly period ended June 30, 2002

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
--
   ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

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

                              Yes  X    ; No
                                 ------     -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at July 31, 2002
 ---------------------------------                -----------------------------
    Common Stock, $.20 par value                             2,392,141



Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------

                                      INDEX


          PART I. FINANCIAL INFORMATION                                 Page No.
                                                                        --------

Item 1. Financial Statements

          a) Consolidated Balance Sheet, June 30, 2002                        3

          b) Consolidated Statement of Income for the Three and Six Months
             Ended June 30, 2002 and 2001                                     4

          c) Consolidated  Statement of Cash Flows for the Six Months
             Ended June 30, 2002 and 2001                                     5

          d) Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis or Plan of Operation             9

          PART II. OTHER INFORMATION

          Signatures                                                         12

                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $        706
  Accounts receivable                                                                                    2,782
  Inventories                                                                                            7,174
  Prepaid income taxes                                                                                      97
  Deferred income taxes                                                                                    461
  Other (See Note 1 to consolidated financial statements)                                                1,979
                                                                                                  ------------

     Total current assets                                                                               13,199
                                                                                                  ------------

Property, plant and equipment, net                                                                       7,076

Other assets                                                                                               566
                                                                                                  ------------

                                                                                                  $     20,841
                                                                                                  ============


Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        548
  Demand loan                                                                                              400
  Accounts payable                                                                                         508
  Accrued employee compensation and benefit costs                                                          946
  Other accrued liabilities                                                                                202
  Accrued income tax                                                                                       101
                                                                                                  ------------

     Total current liabilities                                                                           2,705
                                                                                                  ------------

Long-term debt                                                                                           5,440

Deferred income taxes                                                                                      384

Other non-current liability                                                                                248

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,361
  Retained earnings                                                                                      1,730
  Accumulated other comprehensive income                                                                   (58)
                                                                                                  -------------

                                                                                                        15,556
  Employee stock ownership trust commitment                                                             (2,438)
  Treasury stock, at cost 222,365 shares                                                                (1,054)
                                                                                                  -------------

Total shareholders' equity                                                                              12,064
                                                                                                  ------------

                                                                                                  $     20,841
                                                                                                  ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                           2002           2001              2002             2001
                                                           ----           ----              ----             ----

Net revenues                                           $   4,300       $   4,714       $   8,134         $    9,196

Costs and expenses:
   Cost of goods sold                                      3,153           3,472           5,851              6,786
   Selling, general and administrative                       719             674           1,479              1,454
   Interest                                                   51              76              99                153
   Depreciation and amortization                             167             166             331                269
                                                       ---------       ---------       ---------         ----------

                                                           4,090           4,388           7,760              8,662
                                                       ---------       ---------       ---------         ----------

Income before income taxes                                   210             326             374                534

Income taxes                                                  77             112             135                198
                                                       ---------       ---------       ---------         ----------

Net income                                             $     133       $     214       $     239         $      336
                                                       =========       =========       =========         ==========


Income Per Share:
Basic
Net income per share                                   $    0.07       $    0.11       $    0.13         $     0.18
                                                       =========       =========       =========         ==========
Diluted
Net income per share                                   $    0.07       $    0.11       $    0.12         $     0.18
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        2002            2001
                                                                                        ----            ----

Cash flows related to operating activities:
   Net income                                                                         $     239      $     336
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                            331            269
Change in assets and liabilities -
        Accounts receivable                                                                 (83)          (378)
        Inventories                                                                        (135)          (263)
        Prepaid income taxes                                                                  0            218
        Other current assets                                                                110           (163)
        Accounts payable                                                                   (352)           248
        Accrued employee compensation & benefit costs                                        54             88
       Accrued income taxes                                                                 101             50
       Other accrued liabilities                                                             16             (4)
                                                                                      ---------      ----------

Net cash provided by operating activities                                                   281            401
                                                                                      ---------      ---------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                           (383)          (213)
   Purchase of treasury shares                                                                0            (74)
                                                                                      ---------      ----------

Net cash used in investing activities                                                      (383)          (287)
                                                                                      ----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                                                  400            300
   Payments on demand loan                                                                 (200)          (300)
   Principal payments on long-term debt                                                    (112)          (111)
                                                                                      ----------     ----------

Net cash used in financing activities                                                        88           (111)
                                                                                      ---------      ----------

Net (decrease) increase in cash                                                             (14)             3

Cash at beginning of period                                                                 720            659
                                                                                      ---------      ---------

Cash at end of period                                                                 $     706      $     662
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

1.       Summary of significant accounting policies
         ------------------------------------------

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

         Included in other current assets are $1,264,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

2.       Inventories                                                                                 June 30, 2002
         -----------                                                                                 -------------

              Raw materials and common parts                                                         $    1,534
              Work-in-process                                                                             4,928
              Finished goods                                                                                948
                                                                                                     -------------

                                                                                                          7,410

              Less common parts expected to be used after one year                                         (236)
                                                                                                     -------------

                                                                                                     $    7,174
                                                                                                     =============

3.       Property, plant and equipment
         -----------------------------
                                                                                                     June 30, 2002
                                                                                                     -------------
              Land                                                                                   $       25
              Buildings                                                                                   6,345
              Machinery, equipment and tooling                                                            9,385
                                                                                                     -------------
                                                                                                         15,755
              Less accumulated depreciation                                                              (8,679)
                                                                                                     -------------
                                                                                                     $    7,076
                                                                                                     =============


         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

4.       Long-term debt
                                                                                                     June 30, 2002
                                                                                                     -------------
         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
              at a floating rate (1.55% at June 30, 2002)                                            $   4,660

         Unsecured term note; payable to a financial institution with interest on $36,000 at LIBOR plus 2% (3.94% at June 30, 2002) and interest on the remaining $500,000 at a current rate of 5.82%; quarterly principal
              payments of $35,714 through February 1, 2006                                                 536
         Various other secured term notes payable to government agencies                                   792
                                                                                                     -------------

                                                                                                         5,988

              Less current portion                                                                        (548)
                                                                                                     -------------

                                                                                                     $   5,440
                                                                                                     =============


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

          The Company also has a $1,000,000 line of credit on which there was a $400,000 balance outstanding at June 30, 2002 at an interest rate of 4.75%.


5.       Common shareholders' equity
         ---------------------------
                                  Common stock                                                             Accumulated
                                  ------------
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income          income
                             --------------------------------------------------------------------------------------

Balance December
    31, 2001                2,614,506  $523    $13,361    $1,491   ($ 2,438)  ($ 1,054)                   ($      58)
                            =========  ====    =======     =====    =======    =======                     =========
Comprehensive income
   Net income                   -       -         -       $  239      -          -          $   239            -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -            -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -            -                -
   Other comprehensive income   -       -         -         -         -          -            -                -
                                                                                            -------
Comprehensive income            -       -         -         -         -          -          $   239       -
                                                                                            =======
Issuance of common stock        -       -         -         -         -          -                             -
Compensation expense            -       -         -         -         -          -                             -
Treasury stock                  -       -         -         -         -          -                             -
Exercise of stock options       -       -         -         -         -          -                             -
                            ---------  ----    -------    ------   --------   --------                    ----------
Balance June 30, 2002       2,614,506  $523    $13,361    $1,730   ($ 2,438)  ($ 1,054)                   ($      58)
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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                           2002            2001            2002         2001
                                                           ----            ----            ----         ----

  Net earnings                                             $ 133          $  214         $  239         $336
                                                           = ===          =  ===         =  ===         ====

  Weighted average common shares
     outstanding (basic)                                   1,894           1,877          1,894         1,883
  Incremental shares from assumed
     conversions of stock options                             14               0             21             0
  Weighted average common
     shares outstanding (diluted)                          1,908           1,877          1,915         1,883

    Basic
    -----
    Net income per share                                   $0.07          $ 0.11         $ 0.13         $0.18
                                                           =====            ====         = ====         =====
    Diluted
    -------
    Net income per share                                   $0.07          $ 0.11         $ 0.12         $0.18
                                                           =====            ====         = ====         =====



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

          Six Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2002                                Group                    Group                  Consolidated
        -------------                                -----                    -----                  ------------

Revenues from unaffiliated customers               $   5,402               $   2,732                 $   8,134
                                                   =========               =========                 =========
Profit                                             $   1,084               $     (50)                $   1,034
                                                   =========               ==========
Depreciation expense                                                                                      (331)
Interest expense                                                                                           (99)
General corporate expense                                                                                 (230)
                                                                                                     ----------

Income before income taxes                                                                           $     374
                                                                                                     ==========

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                       Relationship to   Period to      Relationship to    Period to
                                                        net revenues     period $        net revenues      period $
                                                     three months ended  increase      six months ended    increase
                                                          June 30,      (decrease)         June 30,       (decrease)
                                                    2002       2001        02-01      2002       2001        02-01
                                                    ----       ----        -----      ----       ----        -----
Net revenues
   Advanced technology products                      64.3%      68.5%    (14.4%)       66.4%      66.8%    (12.0%)
   Consumer products                                 35.7%      31.5%      3.4%        33.6%      33.2%    (10.5%)
                                                     -----      -----                  -----      -----

                                                    100.0%     100.0%     (8.8%)      100.0%     100.0%    (11.5%)

Cost of goods sold, exclusive of
   depreciation                                      73.3%      73.7%     (9.2%)       71.9%      73.8%    (13.8%)
                                                     -----      -----                  -----      -----

Gross profit                                         26.7%      26.3%     (7.6%)       28.1%      26.2%     (5.3%)
                                                     -----      -----                  -----      -----

Selling, general and administrative                  16.7%      14.3%      6.7%        18.2%      15.8%      1.7%
Interest                                              1.2%       1.6%    (32.9%)        1.2%       1.7%    (35.3%)
Depreciation and amortization                         3.9%       3.5%      0.6%         4.1%       2.9%     23.0%
                                                      ----       ----                   ----       ----

                                                     21.8%      19.4%      2.3%        23.5%      20.4%      1.8%
                                                     -----      -----                  -----      -----

Income before income taxes                            4.9%       6.9%    (35.6%)        4.6%       5.8%    (30.0%)

Income tax provision                                  1.8%       2.4%    (31.3%)        1.7%       2.1%    (31.8%)
                                                      ----       ----                   ----       ----

Net income                                            3.1%       4.5%    (37.9%)        2.9%       3.7%    (28.9%)
                                                      ====       ====                   ====       ====



Management Discussion
---------------------

         During the six month period ended June 30, 2002 and for the comparable period ended June 30, 2001, approximately 24% and 18% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current government and/or commercial programs will be continued or that programs in the prototype stages will ultimately result in production applications. On September 11, 2001, the United States was attacked by terrorists using four hijacked commercial airline jets. These tragic events have had a significant negative impact on the US and world economies. As previously reported, the commercial aerospace industry and other industries such as the edged products industry (i.e., cutlery products, knives, etc.) have been adversely impacted. In particular, the cutbacks in the commercial aerospace industry (i.e., Boeing, Airbus, etc.) have resulted in the reduction and/or stretch-outs in the production requirements for certain of the Company's products. Although certain defense programs may offset these effects on the Company's business, the Company is unable to predict or quantify with certainty the extent that these events will have on the future financial results of the Company in totality. However, it is anticipated that the growth in the defense industry will be a positive influence to what may be an otherwise depressed economy.

Results of Operations
---------------------

         The Company's consolidated results of operations for the six month period ended June 30, 2002 showed an approximate 11.5% decrease in net revenues and a decrease in net income of approximately 28.9% when compared to the same six month period of 2001. For the second quarter ended June 30, 2002, net revenues decreased approximately 8.8% with a decrease in net income of 37.9% compared to the same period of 2001. The decrease in revenues for the six month period and quarter ended June 30, 2002 is the result of decreased sales and shipments at the Advanced Technology Group primarily attributed to the previously reported decrease in commercial aircraft production. Net income as a percentage of net revenues decreased for both the six month period and quarter ended June 30, 2002 when compared to the comparable periods of 2001 primarily because fixed expenses became a larger percentage of total revenue because of reduced shipments and product mix.

         Selling, general and administrative (SG&A) expenses increased as a percentage of revenues for both the six month period and quarter ended June 30, 2002 when compared to the same periods in 2001 primarily because the fixed portion of SG&A costs automatically becomes a larger percentage when it is divided by reduced revenues.

         Interest expense decreased for both the six month period and the quarter ended June 30, 2002 as the Company continues to pay down institutional debt coupled with a decline in interest rates.

         The Company continues to take advantage of the tax benefit for extraterritorial sales realizing an effective tax rate of approximately 36%.

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

         As of June 30, 2002 there are no material commitments for capital expenditures.


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

Date: August 9, 2002




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