Form 10QSB
period 2002-09-30
SERVOTRONICS INC /DE/
filed 2002-11-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-   ACT OF 1934
For the quarterly period ended September 30, 2002

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


                                  716-655-5990
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   ;    No
                                   ------          ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                             Outstanding at October 31, 2002
 ------------------------------------            -------------------------------
   Common Stock, $.20 par value                               2,392,141



Transitional Small Business Disclosure Format (Check one):

   Yes       ;    No      X
       ------          ------

                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------

      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, September 30, 2002                                                    3

                b)  Consolidated Statement of Income for the Three and Nine Months Ended
                    September 30, 2002 and 2001                                                                       4

                c)  Consolidated Statement of Cash Flows for the Nine Months Ended
                    September 30, 2002 and 2001                                                                       5

                d)  Notes to Consolidated Financial Statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                             9

      Item 3.   Controls and Procedures                                                                              11

                PART II. OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders                                                  11

      Item 6.   Exhibits and Reports on Form 8-K                                                                     11

                Signatures                                                                                           13

                Certifications                                                                                       14


                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $        632
  Accounts receivable                                                                                    2,366
  Inventories                                                                                            7,235
  Prepaid income taxes                                                                                      97
  Deferred income taxes                                                                                    461
  Other (See Note 1 to consolidated financial statements)                                                2,076
                                                                                                  ------------

     Total current assets                                                                               12,867
                                                                                                  ------------

Property, plant and equipment, net                                                                       7,014

Other assets                                                                                               566
                                                                                                  ------------

                                                                                                  $     20,447
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        377
  Demand loan                                                                                              300
  Accounts payable                                                                                         483
  Accrued employee compensation and benefit costs                                                          952
  Other accrued liabilities                                                                                178
  Accrued income tax                                                                                        58
                                                                                                  ------------

     Total current liabilities                                                                           2,348
                                                                                                  ------------

Long-term debt                                                                                           5,397

Deferred income taxes                                                                                      384

Other non-current liability                                                                                248

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,361
  Retained earnings                                                                                      1,736
  Accumulated other comprehensive income                                                                   (58)
                                                                                                  -------------

                                                                                                        15,562
  Employee stock ownership trust commitment                                                             (2,438)
  Treasury stock, at cost 222,365 shares                                                                (1,054)
                                                                                                  -------------

Total shareholders' equity                                                                              12,070
                                                                                                  ------------

                                                                                                  $     20,447
                                                                                                  ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                          2002            2001             2002            2001
                                                       ----------      ----------       ----------      ----------

Net revenues                                           $    3,761      $    4,225       $   11,895      $   13,421

Costs and expenses:
   Cost of goods sold                                       2,739           3,104            8,590           9,890
   Selling, general and administrative                        804             719            2,283           2,173
   Interest                                                    49              63              148             216
   Depreciation and amortization                              161             158              492             427
                                                       ----------      ----------       ----------      ----------

                                                            3,753           4,044           11,513          12,706
                                                       ----------      ----------       ----------      ----------

Income before income taxes                                      8             181              382             715

Income taxes                                                    2              69              137             267
                                                       ----------      ----------       ----------      ----------

Net income                                             $        6      $      112       $      245      $      448
                                                       ==========      ==========       ==========      ==========


Income Per Share:

Basic
-----
Net income per share                                   $     -         $    0.06        $     0.13      $    0.24
                                                       ==========      =========        ==========      =========
Diluted
-------
Net income per share                                   $     -         $    0.06        $     0.13      $    0.24
                                                       ==========      =========        ==========      =========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        2002           2001
                                                                                      --------       -------

Cash flows related to operating activities:
   Net income                                                                         $   245        $   448
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                          492            427
Change in assets and liabilities -
        Accounts receivable                                                               333           (585)
        Inventories                                                                      (196)          (338)
        Prepaid income taxes                                                               -             218
        Other current assets                                                               12           (240)
        Accounts payable                                                                 (377)           182
        Accrued employee compensation & benefit costs                                      60             50
        Accrued income taxes                                                               58            120
        Other accrued liabilities                                                          (8)            12
                                                                                      --------       -------

Net cash provided by operating activities                                                 619            294
                                                                                      --------       -------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                         (481)          (250)
   Purchase of treasury shares                                                            -              (77)
                                                                                      --------       -------

Net cash used in investing activities                                                    (481)          (327)
                                                                                      --------       -------

Cash flows related to financing activities:
   Increase in demand loan                                                                400            300
   Payments on demand loan                                                               (300)          (300)
   Principal payments on long-term debt                                                  (326)          (167)
                                                                                      --------       -------

Net cash used in financing activities                                                    (226)          (167)
                                                                                      --------       -------

Net decrease in cash                                                                      (88)          (200)

Cash at beginning of period                                                               720            659
                                                                                      --------       -------

Cash at end of period                                                                 $   632        $   459
                                                                                      ========       =======

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

     Included in other current assets are $1,297,000 of unbilled  revenues which
represent   revenue   earned  under  the   percentage   of   completion   method
(cost-to-cost) not yet billable under the terms of the contracts.

2.   Inventories                                              September 30, 2002
     -----------                                              ------------------

       Raw materials and common parts                             $   1,492
       Work-in-process                                                5,030
       Finished goods                                                   949
                                                                   ----------

                                                                      7,471

       Less common parts expected to be used after one year            (236)
                                                                   ----------

                                                                  $   7,235
                                                                   ==========


3.   Property, plant and equipment                            September 30, 2002
     -----------------------------                            ------------------


        Land                                                       $      25
        Buildings                                                      6,356
        Machinery, equipment and tooling                               9,472
                                                                   ----------
                                                                      15,853
        Less accumulated depreciation                                 (8,839)
                                                                   ----------
                                                                   $   7,014
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

4.   Long-term debt
                                                                                              September 30, 2002
                                                                                              ------------------
         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
              at a floating rate (1.95% at September 30, 2002)                                   $   4,660

         Unsecured term note; payable to a financial institution with interest at a current rate of 5.82%; quarterly principal
              payments of $35,714 through February 1, 2006                                             500
         Various other secured term notes payable to government agencies                               614
                                                                                                 ----------

                                                                                                     5,774

              Less current portion                                                                    (377)
                                                                                                 ----------

                                                                                                 $   5,397
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

     The Company also has a $1,000,000 line of credit on which there was a $300,000 balance outstanding at September 30, 2002 at an interest rate of 4.75%.

5.   Common shareholders' equity
     ---------------------------

                                  Common stock                                                             Accumulated
                                  ------------
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income          income
                             --------------------------------------------------------------------------------------

Balance December
    31, 2001                2,614,506  $523    $13,361    $1,491   ($ 2,438)  ($ 1,054)                      ($ 58)
                            =========  ====    =======     =====    =======    =======                        =====
Comprehensive income
   Net income                   -       -         -       $  245      -          -           $ 245            -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -           -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -           -                -
   Other comprehensive income   -       -         -         -         -          -            -               -
                                                                                             -----
Comprehensive income            -       -         -         -         -          -           $ 245            -
                                                                                             =====
Issuance of common stock        -       -         -         -         -          -                            -
Compensation expense            -       -         -         -         -          -                            -
Treasury stock                  -       -         -         -         -          -                            -
Exercise of stock options       -       -         -         -         -          -                            -
                            ---------  ----    -------    ------     ------     ------                        ----
Balance September 30, 2002  2,614,506  $523    $13,361    $1,736   ($ 2,438)  ($ 1,054)                      ($ 58)
                            =========  ====    =======    ======    ========   ========                       =====

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

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          2002             2001         2002              2001
                                                          ----             ----         ----              ----

  Net earnings                                          $    6            $  112       $  245            $ 448
                                                        ======            ======       ======            =====

  Weighted average common shares
     outstanding (basic)                                 1,894             1,867        1,894            1,878
  Incremental shares from assumed
     conversions of stock options                            1                 9           14               -
  Weighted average common
     shares outstanding (diluted)                        1,895             1,876        1,908            1,878

    Basic
    Net income per share                                $ -               $ 0.06       $ 0.13            $ 0.24
                                                        ======            ======       ======            ======
    Diluted
    Net income per share                                $ -               $ 0.06       $ 0.13            $ 0.24
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

         Nine Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
     September 30, 2002                              Group                    Group                  Consolidated
     ------------------                              -----                    -----                  ------------
Revenues from unaffiliated customers               $   7,772               $   4,123                $   11,895
                                                   =========               =========                ===========
Profit (Loss)                                      $   1,459               $     (98)               $    1,361
                                                   =========               =========
Depreciation expense                                                                                      (492)
Interest expense                                                                                          (148)
General corporate expense                                                                                 (339)
                                                                                                    -----------

Income before income taxes                                                                          $      382
                                                                                                    ===========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------    ---------------------------------------------------------

     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of income to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                       Relationship to   Period to      Relationship to    Period to
                                                        net revenues     period $        net revenues      period $
                                                     three months ended  increase      Nine Months ended   increase
                                                        September 30,   (decrease)       September 30,    (decrease)
                                                    2002       2001        02-01      2002       2001        02-01
                                                    ----       ----        -----      ----       ----        -----
Net revenues
   Advanced technology products                     63.0%      69.0%      (18.8%)     65.3%      67.5%      (14.2%)
   Consumer products                                37.0%      31.0%        6.3%      34.7%      32.5%       (5.5%)
                                                    -----      -----                  -----      -----

                                                   100.0%     100.0%      (11.0%)    100.0%     100.0%      (11.4%)

Cost of goods sold, exclusive of
   Depreciation                                     72.8%      73.5%      (11.8%)     72.2%      73.7%      (13.1%)
                                                    -----      -----                  -----      -----

Gross profit                                        27.2%      26.5%       (8.8%)     27.8%      26.3%       (6.4%)
                                                    -----      -----                  -----      -----

Selling, general and administrative                 21.4%      17.0%       11.8%      19.2%      16.2%        5.1%
Interest                                             1.3%       1.5%      (22.2%)      1.2%       1.6%      (31.5%)
Depreciation and amortization                        4.3%       3.7%        1.9%       4.1%       3.2%       15.2%
                                                     ----       ----                   ----       ----

                                                    27.0%      22.2%        7.9%      24.5%      21.0%        3.8%
                                                    -----      -----                  -----      -----

Income before income taxes                           0.2%       4.3%      (95.7%)      3.3%       5.3%      (46.5%)

Income tax provision                                  -         1.6%      (97.1%)      1.2%       2.0%      (48.7%)
                                                  --------      ----                   ----       ----

Net income                                           0.2%       2.7%      (94.8%)      2.1%       3.3%      (45.2%)
                                                     ====       ====                   ====       ====

Management Discussion
---------------------

     During  the  nine  month  period  ended  September  30,  2002  and  for the comparable period ended September 30, 2001, approximately 23% and 18% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. It is noted that the many uncertainties in today's global economy and the difficulty in predicting defense appropriations (both actual and proposed) preclude any guarantees or even assurances that current government and/or commercial programs will be continued or that programs in the prototype stages will ultimately result in production applications. On September 11, 2001, the United States was attacked by terrorists using four hijacked commercial airline jets. These tragic events have had a significant negative impact on the US and world economies. As previously reported, the commercial aerospace industry and other industries such as the edged products industry (i.e., cutlery products, knives, etc.) have been adversely impacted. In particular, the cutbacks in the commercial aerospace industry (i.e., Boeing, Airbus, etc.) have resulted in the reduction and/or stretch-outs in the production requirements for certain of the Company's products. Certain defense programs have offset some of these effects on the Company's business. The Company is unable to predict or quantify with certainty the extent that these events will have on the future financial results of the Company in totality. However, it is anticipated that the growth in the defense industry will be a positive influence to what appears to be a depressed economy.

Results of Operations
---------------------

     The Company's consolidated results of operations for the nine month period ended September 30, 2002 showed an approximate 11.4% decrease in net revenues and a decrease in net income of approximately 45.2% when compared to the same nine month period of 2001. For the third quarter ended September 30, 2002, net revenues decreased approximately 11.0% with a decrease in net income of 94.8% compared to the same period of 2001. The decrease in revenues for the nine month period and quarter ended September 30, 2002 can be attributed to previously reported reductions and stretch-outs in the commercial markets for the advanced technology products combined with a loss of revenues at the Consumer Products Group due both to a regionalization of markets by a significant customer, certain reprioritizations of government procurements and the general decline in retail markets for household knives.

     Gross profit decreased for both the nine month period and quarter ended September 30, 2002 due primarily to a decrease in net revenues along with increased expenses to adapt existing capabilities to procure new applications and the engineering of new products which are expensed as incurred. Both operating groups have also incurred an increase in expenses due to rising insurance costs.

     Selling,   general  and  administrative  (SG&A)  expenses  increased  as  a percentage of revenues for both the nine month period and quarter ended September 30, 2002 when compared to the same periods in 2001 substantially because the fixed portion of SG&A costs automatically becomes a larger percentage when it is divided by reduced revenues. Also, the Company has incurred increased costs for resources dedicated to the investigation of mergers and acquisitions, new reporting requirements for public companies and expanded sales and marketing activities.

     Interest expense decreased for both the nine month period and the quarter ended September 30, 2002 as the Company continues to pay down institutional debt coupled with a decline in interest rates.

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

     As of September 30, 2002 there are no material commitments for capital expenditures.

Item 3.   CONTROLS AND PROCEDURES
-------   -----------------------

     Our management has reviewed our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to this report. Our management believes that such disclosure controls and procedures are adequate to ensure that material information relating to the Company is made known to management by others within the Company.

     In addition, our management reviewed our internal controls and, to management's knowledge, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.


                            PART II OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     The annual meeting of shareholders of the Registrant was held on July 3, 2002. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.


                                                                       Withheld
            Name of Nominee                      For                  Authority
            ---------------                      ---                  ---------
            Dr. William H. Duerig               1,570,138                 4,382
            Donald W. Hedges                    1,570,138                 4,382
            Nicholas D. Trbovich, Jr.           1,570,195                 4,325
            Dr. Nicholas D. Trbovich            1,570,195                 4,325

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a)   Exhibits

                None

          (b)   Reports on Form 8-K

                (1)     Form 8-K Filed August 14, 2002

                        Regulation FD Disclosure. Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the

                        Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002.

                (2)     Form 8-K Filed August 27, 2002

                        Other Events.    Announcement of the adoption of the
                        Company's Shareholder Rights Plan.


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

Date: November 11, 2002




                                SERVOTRONICS, INC.

                                By:   /s/Lee D. Burns, Treasurer
                                      ------------------------------------------
                                       Lee D. Burns, Treasurer and
                                                     Chief Financial Officer

                                By:   /s/Raymond C. Zielinski, Vice President
                                     -------------------------------------------
                                       Raymond C. Zielinski, Vice President

                                  CERTIFICATION

I, Lee D. Burns, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Servotronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                       /s/ Lee D. Burns, C.F.O.
                                       -----------------------------------------
                                           Lee D. Burns
                                           C.F.O.

                                  CERTIFICATION

I, Nicholas D. Trbovich, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Servotronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                               /s/ Nicholas D. Trbovich, C.E.O.
                               -------------------------------------------------
                                   Nicholas D. Trbovich
                                   C.E.O.