Form 10KSB
period 2002-12-31
SERVOTRONICS INC /DE/
filed 2003-03-31
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 -- For the fiscal year ended December 31, 2002


   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF -- 1934

For the transition period from                   to                  .
                               -----------------   -----------------

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


Securities registered pursuant to Section 12(g) of the Act:  None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ---   --


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

     Issuer's revenues for its most recent fiscal year: $15,607,000

     As of March 15, 2003 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $4,194,310.57 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of March 15, 2003 the number of $.20 par value common shares outstanding was 2,392,141.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Document                                                                                             Part of Form 10-KSB
     --------                                                                                             -------------------

2003 Proxy Statement                                                                                           Part III

     Transitional Small Business Disclosure Format.  Yes      No   X
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

Products
--------

     Advanced Technology Products
     ----------------------------

     The Registrant designs, manufactures and markets a variety of servo-control components which convert an electrical current into a mechanical force or movement and other related products. The principal servo-control components produced include torque motors, electromagnetic actuators, proportional solenoids, hydraulic valves, pneumatic valves and similar devices, all of which perform the same general function. These are sold principally to the commercial aerospace, missile, aircraft and government related industries.

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

     Consumer Products
     -----------------

     The Registrant designs, manufactures and sells a variety of cutlery products. These products include a wide range of knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, government installations, institutions and private industry, and pocket and other types of knives for hunting, fishing, camping and military use. The Registrant also produces and markets other cutlery items such as carving forks, sharpeners and various specialty tools such as putty knives, linoleum sheet cutters and field knives. The Registrant manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Registrant's cutlery and cutlery related products are intended for the medium to premium priced markets.

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

     During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 22% of the Registrant's total revenues. In 2002 and 2001, sales of advanced technology products to each of Honeywell and United Technologies (including their respective subsidiaries and/or divisions) exceeded 10% of Registrant's total revenues. No other single customer represented more than 10% of the Company's revenues in any of these years.

     The Registrant's prime contracts and subcontracts with the United States Government are subject to termination for the convenience of the Government. In the event of such termination, the Registrant is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Registrant's business, less than 1% of its Government contracts have been terminated for convenience.

     Consumer Products
     -----------------

     The Registrant's consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware,
supermarket,   variety,   department,   discount,  gift  and  drug  stores.  The
Registrant's Consumer Products Group also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 1% of the Registrant's total sales in 2002. The Registrant sells its products through its own sales personnel and through independent manufacturers' representatives.

Business Segments
-----------------

     Business segment information is presented in Note 10 of the accompanying consolidated financial statements.

Intellectual Properties
-----------------------

     The Company has rights under certain copyrights and registered domain names. In the view of management, the Registrant's competitive position is not dependent on patent protection.

Research Activities
-------------------

     The amount spent by the Registrant in research and development activities during its 2002 and 2001 fiscal years was not significant.

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

Employees
---------

     The Registrant, at December 31, 2002, had approximately 216 employees of which approximately 201 are full time. In excess of 82% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

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
                                      Approx.             product                 type of             floor area
  Location                            acreage          manufactured             construction          (sq. feet)
  --------------------------------------------------------------------------------------------------------------

  Elma, New York                      38.4                Advanced           1-concrete block/            82,000
                                                         technology               steel
                                                          products

  Franklinville,                      11.7         Cutlery products          1-tile/wood and
    New York                                                                 1 concrete/metal            149,000

  Titusville,
    Pennsylvania                      .4           Cutlery products           2-brick                     25,000


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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

       Not applicable.

                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters
-------           --------------------------------------------------------

       (a)        Price range of common stock
                  ---------------------------

                  The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 2002 and 2001.


                                                             High           Low
                                                             ----           ---

                  2002
                          Fourth Quarter               $    4.00       $    3.30
                          Third Quarter                     4.40            3.60
                          Second Quarter                    5.20            4.40
                          First Quarter                     5.22            4.70

                  2001
                          Fourth Quarter               $    6.20       $    3.70
                          Third Quarter                     8.90            3.40
                          Second Quarter                    3.65            2.30
                          First Quarter                     2.69            1.65

       (b)        Approximate number of holders of common stock
                  ---------------------------------------------

                             Title                         Approximate number of
                              of                           record holders (as of
                             class                          December 31, 2002)
                             -----                         ---------------------

                  Common Stock, $.20 par value per share             607

       (c)        Dividends on common stock
                  -------------------------

                  No cash dividends were paid in 2002 or 2001.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------

Summary
-------

     The following table sets forth for the periods indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period:

                                                                                                    Period to
                                                                           Relationship to            period
                                                                          net revenues year          increase
                                                                                ended               (decrease)
                                                                            December 31,            year ended
                                                                       2002             2001         2002-2001
                                                                       ----             ----         ---------
Net revenues:
   Advanced technology products                                         65.4%             67.9 %         (16.2)%
   Consumer products                                                    34.6              32.1            (6.2)
                                                                     -------          --------       ----------

                                                                       100.0             100.0           (13.0)
Cost of goods sold                                                      77.5              72.1            (6.5)
                                                                     -------          --------       ----------
Gross profit                                                            22.5              27.9           (29.8)
                                                                     -------          --------       ----------
Selling, general and administrative costs                               19.1              16.9            (1.6)
Interest                                                                 1.3               1.5           (27.7)
Depreciation                                                             4.2               3.3            12.2
                                                                     -------          --------       ----------
                                                                        24.6              21.7            (1.3)
                                                                     -------          --------       ----------
Income (loss) before income taxes                                       (2.1)              6.2            (128.9)
Income tax provision (benefit)                                          (0.6)              2.3            (122.4)
                                                                     --------         --------       ----------
Net income (loss)                                                       (1.5)%             3.9%         (132.8)%
                                                                     ========         ========       ==========

Management Discussion
---------------------

     During the year ended December 31, 2002 and for the comparable period ended December 31, 2001, approximately 23% and 19% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. Sales to the government are affected by defense budgets, U.S. & foreign policy and the level of military flight operations. As major international events are currently unfolding, it is difficult to predict the impact on future financial results. In addition, the aftermath of the September 11th terrorist's attacks and the perceived continued threat to the airline industry has significantly lowered commercial passenger traffic and has had a direct effect on revenues in the commercial aerospace markets.

See also Note 10 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2002 as Compared to 2001
-----------------------------------------------------

     The Company's consolidated results of operations for the year ended December 31, 2002 showed an approximate 13% decrease in net revenues with a decrease in net income of approximately 132.8%. The decrease in net revenues is primarily attributable to a decrease in revenue at the Advanced Technology Group of $1,973,000 and a decrease in revenue of $355,000 at the Consumer Products Group. The decrease in revenues for the twelve month period ended December 31, 2002 can be attributed to the overall continued economic softness in the aerospace industry and previously reported reductions and stretch-outs in the commercial markets for the advanced technology products combined with a loss of revenues at the Consumer Products Group due both to a regionalization of markets by a significant customer, certain reprioritizations of government procurements and the general decline in retail markets for edged products.

     Gross profit decreased for the twelve month period ended December 31, 2002 primarily due to a decrease in net revenues along with increased expenses to expand the capabilities of our current product lines and resources expended to modify and adapt existing and new products for additional applications in both the aerospace industry as well as other markets. As previously reported, recent changes in accounting rules do not allow for the deferment of pre-production and/or start-up costs and, as such, they are reflected in cost of goods sold for the year ended December 31, 2002 with no, or minimal, benefit to revenue in the current period. Although the current year's gross margin was negatively impacted by the cyclical and costly nature of pre-production and/or prototype expenses, these long-term investments are necessary and have the potential to provide substantial positive effects on the funded and unfunded backlogs.

     Selling, general and administrative costs increased for the year ended December 31, 2002 as a percentage of sales when compared to the same period in 2001. This can be attributed to a smaller percentage of expenses that are dependent upon sales levels and a greater percentage reflecting fixed general and administrative costs. Further, the Company has incurred expenses for costs dedicated to merger/acquisition evaluations, expanded sales and marketing activities, and additional procedures and professional expenses to assure the integrity of financial reporting and corporate disclosure following passage of the Sarbanes-Oxley Act in 2002.

     Interest expense as a percentage of long-term debt decreased for the year ended December 31, 2002 when compared to the same period in 2001 due to market driven interest rate fluctuations and the decrease of institutional debt.

     Depreciation expense increased due to variable estimated useful lives of depreciable property as identified in Note 1 to the consolidated financial statements.

     The Company's effective tax rate (benefit) was (29%) in 2002 compared to 37% in 2001. The variance in the effective tax rate is primarily attributable to state income taxes.

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

     During the year ended December 31, 2002, the Company expended $717,000 on capital expenditures of which approximately $260,000 was for the previously reported planned capability expansion at the Consumer Products Group. During the year ended December 31, 2001, the Company capital expenditures were $273,000.

     There are no other material commitments for capital expenditures at December 31, 2002.

     The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2002.

     Principal maturities of long-term debt are as follows: 2003 - $378,000; 2004 - $463,000; 2005 - $418,000; 2006 - $312,000; 2007 and thereafter -
$4,481,000.

Critical Accounting Policies
----------------------------

     See Note 1 to the consolidated financial statements.

Item 7.           Financial Statements
-------           --------------------

     The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------           --------------------------------------------------------------

       None.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
------            Compliance with Section 16(a) of the Exchange Act
                  --------------------------------------------------------------

     Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2002 fiscal year or such information will be included by amendment.

Item 10.          Executive Compensation
--------          ----------------------

     Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2002 fiscal year or such information will be included by amendment.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
-------           and Related Stockholder Matters
                  -------------------------------

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2002 fiscal year or such information will be included by amendment.

Item 12.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2002 fiscal year or such information will be included by amendment.

Item 13.          Exhibits and Reports on Form 8-K
--------          --------------------------------

                  (a)      Exhibits
                  ---      --------

                           Exhibit
                           number                  Presentation                          Reference
                           ------                  ------------                          ---------
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

                                      -14-

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

                            4.3              Shareholder Rights Plan                Exhibit 4 to Form
                                                dated as of August 27,                 8-K filed August 27,
                                                2002                                   2002*

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

                                      -15-

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

                                      -16-

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

                                      -17-

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

                           10(D)(12)         Sublease Agreement dated               Exhibit 10(D)(12) to
                                                as of December 1, 1994                 1994 10-KSB*
                                                between TSV, Inc. and
                                                the Registrant

                           10(D)(13)         2001 Long-Term Stock                   Appendix A to 2001
                                                Incentive Plan                         Proxy**

                           21                Subsidiaries of the                    Exhibit 21 to 2001
                                                Registrant                             10-KSB*


                           99.1             Section 906 Certification
                                                of Chief Executive Officer          Filed herewith

                           99.2             Section 906 Certification
                                                of Chief Financial Officer          Filed herewith

                  The Registrant hereby agrees that it will furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.


            (b)   Reports on Form 8-K

                  (1)      Form 8-K Filed November 14, 2002

                           Regulation FD Disclosure. Certifications by the Chief
                           Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002.







                           --------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-7109)
                             **Indicates management contract or compensatory plan or arrangement

Item 14.          Controls and Procedures
--------          -----------------------

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

SERVOTRONICS, INC.

March 18, 2003                         By  /s/ Nicholas D. Trbovich, President
                                           -----------------------------------
                                           Nicholas D. Trbovich
                                           President, Chief Executive Officer
                                           and Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nicholas D. Trbovich                     President, Chief Executive                 March 18, 2003
------------------------                     Officer, Chairman of the
Nicholas D. Trbovich                         Board and Director




/s/ Lee D. Burns                             Treasurer and Secretary                    March 18, 2003
----------------                             (Chief Financial Officer)
Lee D. Burns



/s/ Donald W. Hedges                         Director                                   March 18, 2003
--------------------
Donald W. Hedges



/s/ William H. Duerig                        Director                                   March 18, 2003
---------------------
William H. Duerig



/s/ Nicholas D. Trbovich Jr.                 Director                                   March 18, 2003
----------------------------
Nicholas D. Trbovich Jr.




                                  CERTIFICATION

I, Lee D. Burns, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Servotronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003
                                       /s/ Lee D. Burns, Chief Financial Officer
                                       -----------------------------------------
                                           Lee D. Burns
                                           Chief Financial Officer

                                  CERTIFICATION

I, Nicholas D. Trbovich, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Servotronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

                               /s/ Nicholas D. Trbovich, Chief Executive Officer
                               -------------------------------------------------
                                   Nicholas D. Trbovich
                                   Chief Executive Officer

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                                                                                            Page
                                                                                                            ----

Report of independent accountants                                                                            F2

Consolidated balance sheet at December 31, 2002                                                              F3

Consolidated statement of operations for the years ended
   December 31, 2002 and 2001                                                                                F4

Consolidated statement of cash flows for the years ended
   December 31, 2002 and 2001                                                                                F5

Notes to consolidated financial statements                                                               F6-F19


Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                      -F1-

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Shareholders of Servotronics, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of Servotronics, Inc. (the "Company") and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Buffalo, New York
March 18, 2003

                                      -F2-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                December 31, 2002
                                -----------------
                ($000's omitted except share and per share data)


Assets
Current assets:
  Cash                                                                                            $       679
  Accounts receivable                                                                                   2,633
  Inventories                                                                                           6,763
  Prepaid income taxes                                                                                    145
  Deferred income taxes                                                                                   393
  Other (See Note 1 to consolidated financial statements)                                               1,461
                                                                                                  ------------

     Total current assets                                                                              12,074


Property, plant and equipment, net                                                                      7,080

Other assets                                                                                              575
                                                                                                  ------------

                                                                                                  $    19,729
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $       378
  Accounts payable                                                                                        418
  Accrued employee compensation and benefit costs                                                         995
  Other accrued liabilities                                                                               109
                                                                                                  ------------
     Total current liabilities                                                                          1,900

Long-term debt                                                                                          5,674
Deferred income taxes                                                                                     213
Other non-current liabilities                                                                             269
Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares                                                             523
  Capital in excess of par value                                                                       13,361
  Retained earnings                                                                                     1,262
  Accumulated other comprehensive income (loss)                                                           (82)
                                                                                                  -------------

                                                                                                       15,064

  Employee stock ownership trust commitment                                                            (2,337)
  Treasury stock, at cost 222,365 shares                                                               (1,054)
                                                                                                  -------------

     Total shareholders' equity                                                                        11,673
                                                                                                  ------------

                                                                                                  $    19,729
                                                                                                  ============

                 See notes to consolidated financial statements
                                      -F3-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                     ($000's omitted except per share data)

                                                                                               Year Ended
                                                                                              December 31,
                                                                                           2002             2001
                                                                                           ----             ----
Net revenues                                                                          $  15,607          $  17,934
Costs and expenses:
   Cost of goods sold                                                                    12,096             12,935
   Selling, general and administrative                                                    2,977              3,025
   Interest                                                                                 196                271
   Depreciation                                                                             660                588
                                                                                      ----------         ----------

                                                                                         15,929             16,819
                                                                                      ----------         ----------

Income (loss) before income taxes                                                          (322)             1,115

Income tax provision (benefit)                                                              (93)               415
                                                                                      ----------         ----------

Net income (loss)                                                                     $    (229)         $      700
                                                                                      ==========         ==========


Income (Loss) Per Share:
Basic
-----
Net income (loss) per share                                                            $  (0.12)         $     0.37
                                                                                      ==========         ==========
Diluted
-------
Net income (loss) per share                                                            $  (0.12)         $     0.37
                                                                                      ==========         ==========

                 See notes to consolidated financial statements
                                      -F4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                ($000's omitted)
                                                                                               Year Ended
                                                                                              December 31,
                                                                                          2002            2001
                                                                                      ----------     ----------
Cash flows related to operating activities:
   Net income (loss)                                                                  $    (229)     $     700
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
   Depreciation                                                                             660            588
   Deferred income taxes                                                                    (97)           369
Change in assets and liabilities -
        Accounts receivable                                                                  66           (220)
        Inventories                                                                         276           (632)
        Prepaid income taxes                                                                (48)           121
        Other current assets                                                                628           (837)
        Other assets                                                                         (9)            31
        Accounts payable                                                                   (442)           296
        Accrued employee compensation & benefit costs                                       103            122
        Other accrued liabilities                                                           (77)            20
        Other non-current liabilities                                                        (8)           (33)
        Employee stock ownership trust payment                                              101            101
                                                                                      ----------     ----------
Net cash provided by operating activities                                                   924            626
                                                                                      ----------     ----------
Cash flows related to investing activities:
  Capital expenditures - property, plant &
       equipment                                                                           (717)          (273)
   Purchase of treasury shares                                                                 -           (99)
                                                                                      ----------     ----------
Net cash used in investing activities                                                      (717)          (372)
                                                                                      ----------     ----------
Cash flows related to financing activities:
   Increase in demand loan                                                                  400            850
   Acquisition of long-term debt                                                            500              0
   Payments on demand loan                                                                 (600)          (650)
   Principal payments on long-term debt                                                    (548)          (393)
                                                                                      ----------     ----------
Net cash used in financing activities                                                      (248)          (193)
                                                                                      ----------     ----------
Net (decrease) increase in cash                                                             (41)            61
Cash at beginning of period                                                                 720            659
                                                                                      ---------      ----------
Cash at end of period                                                                 $     679      $     720
                                                                                      =========      ==========

Supplemental disclosures:
========================
   Income taxes paid                                                                  $     132      $      62
   Interest paid                                                                      $     226      $     283


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

       Revenue recognition
       -------------------

       The Company's revenues are principally recognized as units are shipped and as terms and conditions of purchase orders are met. The Company also incurred costs for certain contracts which are long-term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion.

       Included in other current assets is $829,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

       Inventories
       -----------

       Inventories are stated generally at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Pre-production and start-up costs are expensed as incurred.

       Shipping and handling costs
       ---------------------------

       Shipping and handling costs are classified as a component of cost of goods sold.


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

       Use of estimates
       ----------------

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                      -F7-

       New accounting pronouncements
       -----------------------------

       In 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 contains accounting and reporting requirements for the impairment and disposal of long-lived assets and discontinued operations. Adoption of SFAS No. 144 had no effect on the Company's financial statements.

 2.    Inventories                                                                     December 31, 2002
       -----------                                                                     -----------------
                                                                                       ($000's omitted)

         Raw materials and common parts                                                 $      979
         Work-in-process                                                                     5,101
         Finished goods                                                                        919
                                                                                        -----------
                                                                                             6,999
         Less common parts expected to be used
             after one year                                                                   (236)
                                                                                        -----------
                                                                                        $    6,763
                                                                                        ===========


 3.    Property, plant and equipment                                                   December 31, 2002
       -----------------------------                                                   -----------------
                                                                                       ($000's omitted)

         Land                                                                           $       25
         Buildings and improvements                                                          6,452
         Machinery, equipment and tooling                                                    9,611
                                                                                        -----------
                                                                                            16,088
         Less accumulated depreciation                                                      (9,008)
                                                                                        -----------


                                                                                        $    7,080
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

                                      -F8-

  4.   Long-term debt                                                                  December 31, 2002
       --------------                                                                  -----------------
                                                                                       ($000's omitted)

       Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
           at a floating rate (1.85% at December 31, 2002)                              $    4,490

         Term loans; payable to a financial institution $500,000 at LIBOR plus
              2% (3.38% at December 31, 2002); quarterly principal payments of
              $17,500 commencing January 1, 2005; payable in full October 1,
              2009; and $464,000 at a rate of 5.82% at December 31, 2002;
              quarterly principal
              payments of $35,714 through February 1, 2006                                     964

       Various other secured term notes payable to government agencies                         598
                                                                                               ---
                                                                                             6,052

         Less current portion                                                                 (378)
                                                                                        -----------

                                                                                        $    5,674
                                                                                        ===========


       Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

       Principal maturities of long-term debt are as follows: 2003 - $378,000; 2004 - $463,000; 2005 - $418,000; 2006 - $312,000; 2007 and thereafter
       $4,481,000.

       The Company also has a $1,000,000 line of credit on which there was no outstanding balance at December 31, 2002.

 5.    Employee benefit plans
       ----------------------

       Employee stock ownership plan (ESOP)
       ------------------------------------

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon eligible compensation and minimum service requirements. Upon inception of the


                                      -F9-

       ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 379,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2002 and 2001, approximately 470,000 and 497,000 shares, respectively, purchased by the ESOP remain unallocated.

       Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2002 and 2001. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

       Defined benefit plan
       --------------------

       The Company has noncontributory defined benefit pension plans. Plan benefits are based on stated amounts for each year of service; funding is in accordance with statutory requirements. Pension cost of $29,000 and $20,000 was recognized in 2002 and 2001, respectively, and was calculated using a weighted-average discount rate of 6.5% in 2002 and 7.0% in 2001, and weighted-average expected rate of return on plan assets of 8.0% for both years. The projected benefit obligation under the plan at December 31, 2002 was $90,000, net of $314,000 of plan assets at fair value.

       Deferred compensation program
       -----------------------------

       The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 2002, no amount was accrued under this program and $24,000 was accrued during 2001. The current balance of $249,000 is reflected on the December 31, 2002 Consolidated Balance Sheet.


                                     -F10-

 6.    Income taxes
       ------------

       The provision (benefit) for income taxes included in the consolidated statement of operations consists of the following:
                                                                                                2002       2001
                                                                                              -------     ------
                                                                                              ($000's omitted)
         Current:
           Federal income tax (benefit)                                                       ($    5)   $    25
           State income tax                                                                         9         21
                                                                                              -------     ------
                                                                                                    4         46
                                                                                              -------    -------
         Deferred:
           Federal income tax (benefit)                                                          (111)       308
           State income tax                                                                        14         61
                                                                                              -------    -------

                                                                                                  (97)       369
                                                                                              -------    -------

                                                                                              ($   93)   $   415
                                                                                               =======   =======


       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:


                                                                                                2002       2001
                                                                                              -------     ------
         Statutory rate                                                                         (34%)       34%
         Increase resulting from:
           State income taxes (less federal effect)                                               5%         5%
           Extraterritorial income exclusion                                                     (3%)       (2%)
           Nondeductible expenses                                                                 4%         1%

           Other                                                                                 (1%)       (1%)
                                                                                               ------     ------

                                                                                                (29%)       37%
                                                                                               =======   =======

                                     -F11-

       At December 31, 2002, the deferred tax assets (liabilities) were comprised of the following:

                                                                                         ($000's omitted)

       Inventory                                                                             $    133
       Accrued vacation                                                                           167
       Federal and state net operating losses and credits                                         334
       Deferred compensation                                                                      143
       Other                                                                                        5
                                                                                             ---------
       Total deferred tax assets                                                                  782

       Property, plant and equipment                                                             (535)
       Other liabilities                                                                          (67)
                                                                                             ---------
       Total deferred tax liabilities                                                            (602)
                                                                                             ---------

       Net deferred tax asset                                                                $    180
                                                                                             =========

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

       At December 31, 2002, the Company has a Federal consolidated net operating loss carryforward of approximately $524,000 (approximately a $178,000 tax benefit) which begins to expire in 2022.

       At December 31, 2002, the Company also has New York State net operating loss carryforwards of approximately $1,558,000 (approximately a $62,000 tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,450,000 (approximately a $58,000 tax benefit) that begins to expire in 2008.

                                     -F12-

 7.    Common shareholders' equity
       ---------------------------

                                 Common stock                                                            Accumulated
                                 ------------
                             Number           Capital in                                                    other
                            of shares          excess of Retained              Treasury   Comprehensive comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income        income
                             -----------------------------------------------------------------------------------------
                                                      ($000's omitted)
Balance December
    31, 2000               2,614,506   $523    $13,361    $  794   ($ 2,539)  ($   955)                   ($    25)
Comprehensive income:
   Net income                  -        -        -        $  700        -          -          $   700          -
   Other comprehensive
      income (loss), net of tax:

       Minimum pension
         liability adjustment  -        -        -          -          -           -              (33)         (33)
                                                                                              ---------
   Other comprehensive
    income (loss)              -        -        -           -          -          -              (33)         -
                                                                                              ---------
Comprehensive income           -        -        -           -          -          -          $   667          -
                                                                                              =========
Compensation expense           -        -        -           -          101
Treasury stock                 -        -        -           (3)        -          (99)                        -
                           ---------   ----    -------    -------  --------   ---------                   ---------
Balance December
    31, 2001               2,614,506   $523    $13,361    $1,491   ($ 2,438)  ($ 1,054)                   ($    58)
Comprehensive income (loss):
   Net income (loss)           -        -        -        $ (229)       -          -          $  (229)         -
   Other comprehensive
      income (loss), net of tax:

       Minimum pension
         liability adjustment           -         -          -          -          -              (24)         (24)

   Other comprehensive
    income (loss)              -        -         -          -          -          -              (24)         -
                                                                                              ---------
Comprehensive income (loss)             -         -          -          -          -         $   (253)         -
                                                                                             ==========

Compensation expense           -        -         -          -          101        -                           -
                           ---------   ----    -------    ------   --------    ----------                 ---------
Balance December
    31, 2002               2,614,506   $523    $13,361    $1,262   ($ 2,337)  ($ 1,054)                   ($    82)
                           =========   ====    =======     =====    =======    =========                  =========

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

                                                                                              Year Ended
                                                                                             December 31,
                                                                                           2002         2001
                                                                                        ---------    ---------
                                                                                            ($000's omitted
                                                                                        except per share data)

       Net income (loss)                                                                $   (229)    $    700
                                                                                        =========    ========
       Weighted average common shares
          outstanding (basic)                                                              1,898        1,877
       Incremental shares from assumed
          conversions of stock options                                                         0            0
       Weighted average common
          shares outstanding (diluted)                                                     1,898        1,877

       Basic
       -----
       Net income (loss) per share                                                      $ (0.12)     $   0.37
                                                                                        ========     ========
       Diluted
       -------
       Net income (loss) per share                                                      $ (0.12)     $   0.37
                                                                                        ========     ========


       Comprehensive income (loss)
       ---------------------------

       The minimum pension liability adjustment of $82,000, which is net of taxes amounting to $48,000, is the only component of other comprehensive income (loss) for 2002.


                                     -F14-

       Stock options
       -------------

       Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to its Directors and Officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for these Plans and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2002 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 2002, 301,600 shares of common stock were available under these plans. Options granted under these Plans have durations of ten years and vesting periods ranging from six months to three years.

       A summary of the status of options granted under all employee plans is presented below:

                                                                            Weighted
                                                                             Average
                                                          Options           Exercise
                                                        Outstanding         Price ($)
                                                        -----------         ---------
       Outstanding as of December 31, 2000                211,372           6.06
       Granted in 2001                                    125,000           4.38
       Exercised in 2001                                  (17,172)          5.787
       Forfeited in 2001                                    -                  -

       Outstanding as of December 31, 2001                319,200           5.37
       Granted in 2002                                      -                  -
       Exercised in 2002                                    -                  -
       Forfeited in 2002                                    -                  -

       Outstanding as of December 31, 2002                319,200           5.37


       The following tables summarize information about options outstanding at December 31, 2002:

                                                       Remaining
                    Exercise         Number           contractual        Options
                   Prices ($)      Outstanding           Life          Exercisable
           ---------------------------------------------------------------------------
                     8.50             93,000            5 years             93,000
                     3.8125          101,200            8 years             93,700
                     4.38            125,000            9 years            109,000
                                     -------                            ----------
           Total                     319,200                               295,700
                                     =======                               =======

                                     -F15-

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the compensation cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by SFAS No. 123, the pro forma effects on the years ended December 31, 2002 and 2001 are as follows:

                                                                2002              2001
                                                             ----------------------------
       Net income (loss):
              As reported                                      $(229,000)       $700,000
              Pro forma                                        $(406,000)       $521,000

       Earnings (loss) per common share:
              As reported - basic                              $(0.12)            $0.37
              As reported - diluted                            $(0.12)            $0.37
              Pro forma - basic                                $(0.21)            $0.28
              Pro forma - diluted                              $(0.21)            $0.28

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

                                      -F16-

       Shareholders' rights plan
       -------------------------

       During 2002, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan") and simultaneously declared a dividend distribution of one Right for each outstanding share of the Company's common stock outstanding at August 28, 2002. The Rights Plan replaced a previous shareholder right plan that was adopted in 1992 and expired on August 28, 2002. The Rights do not become exercisable until the earlier of (i) the date of the Company's public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company's common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

       The exercise price of a Right has been established at $32.00. Once exercisable, each Right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. In the event that any person becomes an Acquiring Person, each Right would entitle any holder other than the Acquiring Person to purchase common stock or other securities of the Company having a value equal to three times the exercise price. The Board of Directors has the discretion in such event to exchange two shares of common stock or two one-hundredths of a share of preferred stock for each Right held by any holder other than the Acquiring Person.

8.     Commitments
       -----------

       The  Company  leases  certain  equipment   pursuant  to  operating  lease
       arrangements. Total rental expense in 2002 and 2001 and future minimum payments under such leases are not significant.

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


                                      -F17-

       Information regarding the Company's operations in these segments is summarized as follows:


                                                                Advanced         Consumer
          Year ended                                           Technology        Products
       December 31, 2002                                          Group            Group          Consolidated
       -----------------                                       ------------      -----------      ------------
                                                                             ($000's omitted)
         Revenues from unaffiliated customers                  $     10,213       $   5,394        $      15,607
                                                               ============       =========        =============
         Profit (loss)                                         $      1,080       $     (41)               1,039
                                                               ============       ==========
         Depreciation expense                                  $       (506)      $    (154)                (660)
                                                               =============      ==========
         Interest expense                                                                                   (196)
         General corporate expense                                                                          (505)
                                                                                                   --------------

         Income (loss) before income taxes                                                         $        (322)
                                                                                                   ==============

         Identifiable assets                                   $     14,521       $   5,208        $      19,729
                                                               ============       =========        =============

         Capital expenditures                                  $        326       $     391        $         717
                                                               =============      ==========       ==============


                                                                Advanced         Consumer
          Year ended                                           Technology        Products
       December 31, 2001                                          Group            Group          Consolidated
       -----------------                                       ------------      -----------      ------------
                                                                             ($000's omitted)

         Revenues from unaffiliated customers                  $     12,186       $   5,749        $      17,934
                                                               ============       =========        =============
         Profit                                                $      2,259       $     167                2,426
                                                               ============       =========
         Depreciation expense                                  $       (434)      $    (154)                (588)
                                                               =============      ==========
         Interest expense                                                                                   (271)
         General corporate expense                                                                          (452)
                                                                                                   --------------

         Income before income taxes                                                                $       1,115
                                                                                                   =============

         Identifiable assets                                   $     15,759       $   4,937        $      20,696
                                                               ============       =========        =============

         Capital expenditures                                  $        200       $      73        $         273
                                                               ============       =========        =============

                                      -F18-

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $3,400,000 in 2002 and $3,082,000 in 2001. Similar contracts by the Consumer Products Group accounted for revenues of approximately $192,000 in 2002 and $299,000 in 2001. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 18% and 23% of total revenues in 2002 and 2001, respectively. Sales to another customer amounted to approximately 21% and 22% of total revenues in 2002 and 2001, respectively. No other single customer represented more than 10% of the Company's revenues in any of these years.


                                      -F19-