Form 10KSB/A
period 2002-12-31
SERVOTRONICS INC /DE/
filed 2003-04-30
CIK 89140

---------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------

                                  FORM 10-KSB/A

                            AMENDMENT TO FORM 10-KSB
                                Filed Pursuant to
                       THE SECURITIES EXCHANGE ACT OF 1934

                               SERVOTRONICS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2002 as set forth in the pages attached hereto:


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

     Item 11.    Security Ownership of Certain Beneficial Owners and Management.
                 --------------------------------------------------------------

     Item 12.    Certain Relationships and Related Transactions.
                 ----------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SERVOTRONICS, INC.
Dated as of:     April 29, 2003

                                                     By: /s/ Lee D. Burns
                                                         -----------------------
                                                         Lee D. Burns
                                                         Treasurer and Secretary

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

                               SERVOTRONICS, INC.

                                 AMENDMENT NO. 1
                                       TO
                           FORM 10-KSB FOR YEAR ENDED
                                DECEMBER 31, 2002


Item 9.   Directors, Executive Officers and Control Persons; Compliance With
          ----------------------------------------------------------------------
          Section 16(a) of the Exchange Act.
          ----------------------------------------------------------------------

          (a)  DIRECTORS.   The  table  below  sets  forth  certain  information

regarding the directors of Servotronics,  Inc. (the "Company"), each of whom was elected at the Company's 2002 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders  and until his successor is elected and shall have qualified.

                                                 Position with the Company
                                                 and Principal Occupation
                                                 and Business Experience
Name                               Age           for Past Five Years
----                               ---           ---------------------------------

Dr. William H. Duerig               81           Director of the Company since 1990;
                                                 Physicist and Senior Program Manager for
                                                 Kearfott Guidance & Navigation Corporation
                                                 for more than five years
                                                 prior to retirement in 1993.

Donald W. Hedges                    81           Director of the Company since 1967;
                                                 self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.           42           Director of the Company since 1990;
                                                 Vice President of the Company since 1990;
                                                 Director of Corporate Development of the
                                                 Company from 1987 to 1990;
                                                 Director of e.Autoclaims.

Dr. Nicholas D. Trbovich            67           Chairman of the Board of Directors,
                                                 President and Chief Executive Officer of
                                                 the Company since 1959.

          (b) EXECUTIVE OFFICERS. The following is a listing of the Company's executive officers:

                                                 Position with the Company
                                                 and Principal Occupation
                                                 and Business Experience
Name                                Age          for Past Five Years
----                                ---          --------------------------------
Dr. Nicholas D. Trbovich            67           See table under "Directors."

Nicholas D. Trbovich, Jr.           42           See table under "Directors."

Raymond C. Zielinski                58           Vice President since 1990;
                                                 Director of Manufacturing of
                                                 the Company from  1983 to 1990.

Lee D. Burns                        61           Treasurer, Secretary and
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

Audit  Committee  of the Board are paid a yearly Audit  Committee  fee of $1,500 plus a  per-meeting  fee of  $450  and  reimbursement  of  actual  expenses  for attendance at Audit Committee  meetings other than Audit Committee meetings held on the same day as a Board meeting.

          COMPENSATION TABLE. The following table shows the compensation paid by the  Company to each  executive  officer of the Company  whose total  salary and bonus from the Company and its subsidiaries  exceeded $100,000 during any of the last three fiscal years (the "Named Officers").

                                                   SUMMARY COMPENSATION TABLE



                                                                                                   Long Term
                                                                  Annual Compensation              Compensation
                                                      ---------------------------------------------------------------

                                                                                                     Awards
                                                                                 Other          Securities
                                                                                 Annual         Underlying         All Other
Name and                                                                         Compen-        Options            Compen-
Principal Position                           Year     Salary       Bonus (1)     sation (2)     (No. of Shares)    sation (3)
------------------                           ----     ------       ---------    -----------     ---------------    ----------

Dr. Nicholas D. Trbovich.................    2002     $347,419     $15,000     $ 35,827                --            $11,306
  Chairman, President and                    2001      337,301      30,000       29,484            45,000             18,344
  CEO                                        2000      328,875         --        31,250            37,800             11,069

Raymond C. Zielinski.....................    2002     $129,308     $ 6,500          --                --              $6,651
  Vice President                             2001      120,423      10,000     $  4,846             8,000              8,786
                                             2000      118,478         --           --              7,500              4,790

Nicholas D. Trbovich, Jr.................    2002     $129,308     $ 6,500     $ 15,192                --            $14,787
  Director, Vice President                   2001      120,423      10,000        7,633            24,000             18,410
                                             2000      108,596         --        54,508            18,400              7,551

Lee D. Burns.............................    2002     $118,532     $ 6,500          --                --              $3,017
  Treasurer, Secretary and CFO               2001      110,327      10,000          --              8,000              6,834
                                             2000      105,379         --      $ 29,172             7,500              4,239

----------------------

(1) The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. No bonuses were paid in the year 2000. Discretionary payments authorized for 2003 will be included in the compensation table for 2003 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

(2) Comprises amounts paid for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company prior to when the payments were received.

(3) All Other Compensation for 2002 includes (i) an allocation of 1,436, 1,013, and 1,175 shares for Dr. Trbovich, Mr. Zielinski and Mr. Trbovich, Jr., respectively, of common stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 2002 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $3.90 per share; and (ii) $4,191, $2,702, $9,664 and $3,017 to Dr. Trbovich, Mr. Zielinski, Mr.
          Trbovich, Jr. and Mr. Burns, respectively, for life insurance and health care benefits, but excludes $18,250 of a taxable life insurance related benefit for Dr. Trbovich.

                    STOCK OPTIONS. No stock options were granted to or exercised by the Named Officers during 2002. The following table gives information with respect to stock options owned by the Named Officers at the end of 2002.

                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                 Value of
                                                                  Number of                    Unexercised
                                   Shares                   Unexercised Securities             In-The-Money
                                  Acquired                   Underlying Options at              Options at
                                     on        Value           Fiscal Year-End:              Fiscal Year End:
       Name of Officer            Exercise    Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
       ---------------            --------    --------     -------------------------    -------------------------
Dr. Nicholas D. Trbovich             -            --               120,600/0                       N/A

Raymond C. Zielinski                 -            --                21,300/0                       N/A

Nicholas D. Trbovich, Jr.            -            --                60,800/0                       N/A

Lee D. Burns                         -            --                21,300/0                       N/A

          EMPLOYMENT  AGREEMENT.  Dr. Trbovich has an employment  agreement with the  Company  pursuant  to  which  he is  entitled  to  receive  minimum  direct compensation  of $353,395  per annum,  or such greater  amount as the  Company's

Board of  Directors  may  determine,  and  lifetime  health  and life  insurance benefits.  In the event of Dr.  Trbovich's death or total disability  during the term of the employment agreement, he or his estate is entitled to receive 50% of the  compensation  he is receiving  from the Company at the time of his death or disability during the remainder of the term of the employment  agreement.  Also,

in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities,

positions  or  geographic  office  location of Dr.  Trbovich,  he is entitled to terminate the  agreement and receive a payment of 2.99 times his average  annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment,  the Company will be relieved of any further  liability  under the agreement  notwithstanding the number of years covered by the agreement prior to termination.  In the event the  agreement is not extended by the Company  beyond the  scheduled  expiration date  (September 30, 2007),  as such date may be extended,  Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          (a) SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS.  The following table lists the persons that owned beneficially, as of April 12, 2003, more than

5% of the  outstanding  shares  of  common  stock of the  Company,  based on the

Company's  records.  Unless  otherwise  stated,  each person has sole voting and investment  power  with  respect  to the  shares of common  stock  indicated  as beneficially owned by that person.

Name and Address of                              Amount and Nature of                   Percent of
Beneficial Owner                                 Beneficial Ownership                   Class (1)
--------------------------                       --------------------------             -----------
Servotronics, Inc. Employee
  Stock Ownership Trust (2)                             841,774 (2)                         33.8%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Dr. Nicholas D. Trbovich                                506,311 (3)                         19.4%
1110 Maple Street
P.O. Box 300
Elma, New York   14059

Name and Address of                              Amount and Nature of                   Percent of
Beneficial Owner                                 Beneficial Ownership                   Class (1)
--------------------------                       --------------------------             -----------
Harvey Houtkin (4)                                      238,803 (4)                          9.6%
160 Summit Avenue
Montvale, New Jersey   07645


-------------------

(1) Percent of class is based upon 2,492,901 shares of common stock outstanding as of April 12, 2003 plus, in the case of Dr. Trbovich, the shares underlying his stock options, all of which are presently exercisable.

(2)       The  trustees  of the  Servotronics,  Inc.  Employee  Stock  Ownership
          Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's shares. As of April 12, 2003, approximately 371,171 shares have been allocated to the accounts of participants and approximately 470,603 shares (18.9% of the shares outstanding) remain unallocated.

(3) This amount includes (i) 32,309 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 120,600 shares; (iii) approximately 41,596 shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the shares beneficially owned by certain of Dr. Trbovich's other relatives.

(4) Based on a statement on Schedule 13G, as last amended on February 13, 2003, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 190,000 shares and shared voting and investment power with respect to 48,803 shares. Mr. Houtkin disclaims beneficial ownership in additional shares owned by other members of his family.

          (b) SECURITY OWNERSHIP OF MANAGEMENT.  The following table sets forth,

as of April 12, 2003,  information as to the  beneficial  ownership of shares of common  stock of the Company  held by each  director  and by all  directors  and officers  as a group (each  individual  listed in the  following  table has sole voting and investment power with respect to the shares of common stock indicated

as beneficially owned by that person, except as otherwise indicated):

Name of                             Amount and Nature of             Percent of
Beneficial Owner                    Beneficial Ownership              Class (1)
----------------                    --------------------             -----------
Dr. Nicholas D. Trbovich               506,311 (2)                     19.4%

Nicholas D. Trbovich, Jr.               95,500 (3)                      3.7%

Donald W. Hedges                        36,586 (4)                      1.5%

Dr. William H. Duerig                   35,443 (5)                      1.4%

All directors and executive
officers as a group                  1,129,391 (6)(7)                  44.24%

--------------------

(1) Percent of class is based upon 2,492,901 shares of common stock outstanding as of April 12, 2003 plus the number of shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 60,800 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable and approximately 19,886 shares allocated to Mr. Trbovich, Jr.'s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich, Jr. serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 31,850 shares which Mr. Hedges has the right to acquire under stock option plans all of which are currently exercisable. Mr. Hedges has sole voting and investment power with respect to 4,261 shares and shared voting and investment power with respect to 475 shares.

(5) This amount includes 31,850 shares which Dr. Duerig has the right to acquire under a stock option plan all of which are currently exercisable. Dr. Duerig has sole voting with respect to 3,593 shares.

(6) Includes unallocated shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as shares allocated to the accounts of all officers as a group under the related plan. See the table in "Security Ownership of Certain Beneficial Owners" and note (2) thereto.

(7)       See notes (2) through (5) above.

          (c)  SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY
COMPENSATION PLANS.

-------------------------------------------------------------------------------------------------------------------------
                                          EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                      Number of securities                                   remaining available for
                                       to be issued upon           Weighted-average           future issuance under
                                    exercise of outstanding       exercise price of            equity compensation
                                       options, warrants         outstanding options,      plans (excluding securities
                                           and rights            warrants and rights        reflected in column (a))
          Plan category                           (a)                      (b)                            (c)
---------------------------------- --------------------------- ------------------------- --------------------------------
Equity compensation
  plans approved by
  security                                  125,000                     $4.38                        225,000
holders................

---------------------------------- --------------------------- ------------------------- --------------------------------

Equity compensation
  plans not approved
  by security holders...........            194,200                     $6.057                       76,600
                                            -------                     ------                       ------

---------------------------------- --------------------------- ------------------------- --------------------------------

                                            319,200                     $5.40                        301,600
                                            -------                     -----                        -------
Total.................................
---------------------------------- --------------------------- ------------------------- --------------------------------

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          During 2002, Dr. Trbovich's son, Nicholas D. Trbovich,  Jr., served as an officer and director of the Company and received the  compensation  disclosed in the Summary  Compensation  Table in Item 10. See also, the  discussion  under

"Employment  Agreement"  in Item  10.  Michael  D.  Trbovich,  also a son of Dr.

Nicholas D. Trbovich,  received  remuneration  of $72,827 which includes  fringe benefits for  health  insurance,  life insurance and an amount paid for untaken vacation. He did not receive a benefit  (i.e.:  a no-cost allocation of Company shares) from the Company's ESOP.