Form 10QSB
period 2003-03-31
SERVOTRONICS INC /DE/
filed 2003-05-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

  Commission File No. 1 - 7109

                                                     SERVOTRONICS, INC.
----------------------------------------------------------------------------------------------------------------------------------
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

                                                          Yes    X  ;    No
                                                              ------         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                                                            Outstanding at April 30, 2003
       ------------------------------------                                           -------------------------------------
         Common Stock, $.20 par value                                                              2,492,901



Transitional Small Business Disclosure Format (Check one):

       Yes       ;    No      X
           ------          ------



                                                                    INDEX


                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------

      Item 1.   Financial Statements

                a)  Consolidated Balance Sheet, March 31, 2003                                                        3

                b)  Consolidated Statement of Operations for the Three Months Ended
                    March 31, 2003 and 2002                                                                           4

                c)  Consolidated Statement of Cash Flows for the Three Months Ended
                    March 31, 2003 and 2002                                                                           5

                d)  Notes to Consolidated Financial Statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                             9

      Item 3.   Controls and Procedures                                                                              11

                PART II. OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                                                                     11

                Signatures                                                                                           12

                Certifications                                                                                       13



                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $        701
  Accounts receivable                                                                                    2,524
  Inventories                                                                                            7,024
  Prepaid income taxes                                                                                     193
  Deferred income taxes                                                                                    393
  Other (See Note 1 to consolidated financial statements)                                                1,628
                                                                                                  -------------

     Total current assets                                                                               12,463


Property, plant and equipment, net                                                                       6,916

Other assets                                                                                               572
                                                                                                  -------------

                                                                                                  $     19,951
Liabilities and Shareholders' Equity                                                              =============
Current liabilities:
  Current portion of long-term debt                                                               $        378
  Accounts payable                                                                                         634
  Accrued employee compensation and benefit costs                                                        1,029
  Other accrued liabilities                                                                                205
                                                                                                  -------------

     Total current liabilities                                                                           2,246


Long-term debt                                                                                           5,622

Deferred income taxes                                                                                      213

Other non-current liability                                                                                268

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,361
  Retained earnings                                                                                      1,191
  Accumulated other comprehensive income (loss)                                                            (82)
                                                                                                  -------------

                                                                                                        14,993
  Employee stock ownership trust commitment                                                             (2,337)
  Treasury stock, at cost 222,365 shares                                                                (1,054)
                                                                                                  -------------

Total shareholders' equity                                                                              11,602
                                                                                                  -------------

                                                                                                  $     19,951
                                                                                                  =============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            2003           2002
                                                                                        ----------      ----------

Net revenues                                                                            $    3,829      $    3,834

Costs and expenses:
   Cost of goods sold                                                                        2,885           2,698
   Selling, general and administrative                                                         835             760
   Interest                                                                                     43              48
   Depreciation                                                                                178             164
                                                                                        ----------      ----------

                                                                                             3,941           3,670
                                                                                        -----------     ----------

Income (loss) before income taxes                                                             (112)            164

Income tax provision (benefit)                                                                 (41)             58
                                                                                        -----------     ----------

Net income (loss)                                                                       $      (71)     $      106
                                                                                        ===========     ==========


Income (Loss) Per Share:
Basic
-----
Net income (loss) per share                                                             $    (0.04)     $    0.06
                                                                                        ===========     =========
Diluted
-------
Net income (loss) per share                                                             $    (0.04)     $    0.06
                                                                                        ===========     =========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                ($000's omitted)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                           2003            2002
                                                                                        -----------     ----------
Cash flows related to operating activities:
   Net income (loss)                                                                    $   (71)        $  106
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
   Depreciation                                                                             178            164
Change in assets and liabilities -
        Accounts receivable                                                                 109            150
        Inventories                                                                        (261)          (340)
        Prepaid income taxes                                                                (48)             0
        Other current assets                                                               (167)            53
        Accounts payable                                                                    218           (205)
        Accrued employee compensation & benefit costs                                        34             98
        Accrued income taxes                                                                  0             52
        Other accrued liabilities                                                            96            (46)
                                                                                        -----------     ----------

Net cash provided by operating activities                                                    88             32
                                                                                        -----------     ----------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                            (14)          (121)
                                                                                        -----------     ----------

Net cash used in investing activities                                                       (14)          (121)
                                                                                        -----------     ----------

Cash flows related to financing activities:
   Increase in demand loan                                                                   50            100
   Payments on demand loan                                                                  (50)          (200)
   Principal payments on long-term debt                                                     (52)           (56)
                                                                                        -----------     ----------

Net cash used in financing activities                                                       (52)          (156)
                                                                                        -----------     ----------

Net increase (decrease) in cash                                                              22           (245)

Cash at beginning of period                                                                 679            720
                                                                                        -----------     ----------

Cash at end of period                                                                   $   701          $ 475
                                                                                        ===========     ==========

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

     Included in other current  assets are $995,000 of unbilled  revenues  which
represent   revenue   earned  under  the   percentage   of   completion   method
(cost-to-cost) not yet billable under the terms of the contracts.

2.   INVENTORIES
     -----------

                                                                                                March 31, 2003
                                                                                                --------------
              Raw materials and common parts                                                     $   1,042
              Work-in-process                                                                        5,297
              Finished goods                                                                           921
                                                                                                 ---------

                                                                                                     7,260

              Less common parts expected to be used after one year                                    (236)
                                                                                                 ----------

                                                                                                 $   7,024
                                                                                                 ==========

3.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------
                                                                                                March 31, 2003
                                                                                                --------------

              Land                                                                               $      25
              Buildings                                                                              6,452
              Machinery, equipment and tooling                                                       9,624
                                                                                                 ---------
                                                                                                    16,101
              Less accumulated depreciation                                                         (9,185)
                                                                                                 ----------
                                                                                                 $   6,916
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

4.   LONG-TERM DEBT
     --------------

                                                                                                March 31, 2003
                                                                                                --------------
         Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
              at a floating rate (1.50% at March 31, 2003)                                       $   4,490

         Term loans; payable to a financial institution
              $500,000 at LIBOR plus 2% (3.38% at
              March 31, 2003); quarterly principal payments of
              $17,500 commencing January 1, 2005; payable in full
              October 1, 2009; and $429,000 at a rate of 3.40% at
              December 31, 2002; quarterly principal
              payments of $35,714 through February 1, 2006                                             929

         Various other secured term notes payable to government agencies                               581
                                                                                                 ---------

                                                                                                     6,000

              Less current portion                                                                    (378)
                                                                                                 ----------

                                                                                                 $   5,622
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

     The Company also has a $1,000,000 line of credit on which there was no balance outstanding at March 31, 2003.

5.   COMMON SHAREHOLDERS' EQUITY
     ---------------------------

                                  Common stock
                                  ------------                                                            Accumulated
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income          income
                             --------------------------------------------------------------------------------------

Balance December
    31, 2002                2,614,506  $523    $13,361    $1,262   ($ 2,337)  ($ 1,054)                      ($ 82)
                            =========  ====    =======     =====    =======    =======                    ===========
Comprehensive income (loss)
   Net income (loss)            -       -         -       $  (71)     -          -           $ (71)           -
   Other comprehensive income,
      (loss) net of tax         -       -         -         -         -          -           -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -           -                -
   Other comprehensive
    Income (loss)               -       -         -         -         -          -            -               -
                                                                                             ------
Comprehensive income (loss)     -       -         -         -         -          -           $ (71)           -
                                                                                             ======
Compensation expense            -       -         -         -         -          -                            -
                            ---------  ----    -------    ------     ------     ------
Balance March 31, 2003      2,614,506  $523    $13,361    $1,191   ($ 2,337)  ($ 1,054)                      ($ 82)
                            =========  ====    =======    ======    ========   ========                   ===========

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

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2003              2002
                                                                                        ----              ----
  Net income (loss)                                                                    $  (71)           $ 106
                                                                                       =======           =====

  Weighted average common shares
     outstanding (basic)                                                                1,922            1,894
  Incremental shares from assumed
     conversions of stock options                                                           0               21
  Weighted average common
     shares outstanding (diluted)                                                       1,922            1,915

    Basic
    -----
    Net income (loss) per share                                                        $(0.04)           $ 0.06
                                                                                       =======           ======
    Diluted
    -------
    Net income (loss) per share                                                        $(0.04)           $ 0.06
                                                                                       =======           ======

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

         Three Month                               Advanced                 Consumer
        Period Ended                              Technology                Products
       March 31, 2003                                Group                    Group                  Consolidated
       --------------                                -----                    -----                  ------------

Revenues from unaffiliated customers               $   2,506               $   1,323                $    3,829
                                                   =========               =========                ==========
Profit (loss)                                      $     409               $    (174)               $      235
                                                   =========               =========
Depreciation expense                                                                                      (178)
Interest expense                                                                                           (43)
General corporate expense                                                                                 (126)
                                                                                                    -----------

Income (loss) before income taxes                                                                   $     (112)
                                                                                                    ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------
     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                                                        Relationship to    Period to
                                                                                         net revenues      period $
                                                                                      three months ended   increase
                                                                                           March 31,      (decrease)
                                                                                      2003       2002        03-02
                                                                                      ----       ----        -----
Net revenues
   Advanced technology products                                                       65.5%      68.8%       (5.0)%
   Consumer products                                                                  34.5%      31.2%       10.6 %
                                                                                      -----      -----

                                                                                     100.0%     100.0%       (0.1)%

Cost of goods sold                                                                    75.3%      70.4%        6.9%
                                                                                      -----      -----

Gross profit                                                                          24.7%      29.6%      (16.9)%
                                                                                      -----      -----

Selling, general and administrative                                                   21.8%      19.8%        9.9%
Interest                                                                               1.1%       1.3%      (10.4)%
Depreciation                                                                           4.6%       4.3%        8.5%
                                                                                       ----       ----

                                                                                      27.5%      25.4%        8.6%
                                                                                      -----      -----

Income (loss) before income taxes                                                     (2.8)%      4.2%     (168.6)%

Income tax provision (benefit)                                                        (0.9)%      1.4%     (170.7)%
                                                                                      ------      ----

Net income (loss)                                                                     (1.9)%      2.8%     (167.4)%
                                                                                      ======      ====

MANAGEMENT DISCUSSION
---------------------

     During the three month period ended March 31, 2003 and for the comparable period ended March 31, 2002, approximately 36% and 25% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. Sales to the government are affected by defense budgets, U.S. & foreign policy and the level of military operations. As major international events continue, it is difficult to predict the impact on future financial results. In addition, restrictions on certain international travel, along with the continued real and perceived threats to the airline industry have significantly lowered commercial passenger traffic and have had a direct effect on revenues in the commercial aerospace markets and, consequently, on aerospace manufacturing.

RESULTS OF OPERATIONS
---------------------

     The Company's consolidated results of operations for the three month period ended March 31, 2003 when compared to the same three month period of 2002 showed net revenues remaining consistent and a decrease in net income of approximately 167.4%. While revenues continue to reflect the overall economic softness in the commercial aerospace industry and previously reported reductions and stretch-outs in the commercial markets for the Company's Advanced Technology Products, the Company continues to be successful in procuring new applications and the backlog remains strong.

     During the first quarter of 2003, the Company incurred significant front-end costs associated with prototype, preproduction and start-up activities in both the Advanced Technology Group (ATG) and the Consumer Products Group
(CPG). These costs, consistent with the changes in accounting standards, are expensed as they occur and as such provide minimal or no benefit to revenue in the current period. Such costs attribute to the decrease in gross profit for the quarter ended March 31, 2003 when compared to the comparable period of 2002. Specific to these costs, which are being expensed on a current basis, are those related to the engineering and manufacturing of the Marine Corps' new combination bayonet and combat knife. As the result of an intensive two- year competition, the CPG was recently awarded a four million dollar order which is scheduled to be in full production during the third quarter of this year and will continue into the year 2005.

     Selling, general and administrative expenses increased as a percentage of revenues for the quarter ended March 31, 2003 when compared to the same period in 2002. The Company has incurred expenses for costs dedicated to expanded sales and marketing activities, and additional procedures and professional expenses to assure the integrity of financial reporting and corporate disclosure following passage of the Sarbanes-Oxley Act in 2002.

     Interest expense decreased for the quarter ended March 31, 2003 when compared to the same period in 2002 due to market driven interest rate fluctuations and the decrease of institutional debt.

     The  Company   continues   to  take   advantage  of  the  tax  benefit  for
extraterritorial sales, which is reflected in the effective tax rate of approximately 37%.

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

     As of March 31, 2003 there are no material commitments for capital expenditures.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)   Exhibits

          99.1 Certification of Chief Executive Officer pursuant to 19 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to 19 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               None

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

Date: May 9, 2003




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

Date: May 9, 2003
                                       /s/ Lee D. Burns, Chief Financial Officer
                                       -----------------------------------------
                                           Lee D. Burns
                                           Chief Financial Officer

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

Date: May 9, 2003

                               /s/ Nicholas D. Trbovich, Chief Executive Officer
                               -------------------------------------------------
                                   Nicholas D. Trbovich
                                   Chief Executive Officer