Form 10QSB
period 2003-06-30
SERVOTRONICS INC /DE/
filed 2003-08-14
CIK 89140

SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 For the quarterly period ended June 30, 2003

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934


For the transition period from                      to
                               ---------------------  ---------------------

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

                  1110 Maple Street, Elma, New York 14059-0300
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  716-655-5990
                                  ------------
                (Issuer's telephone number, including area code)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                               Outstanding at July 31, 2003
------------------------------------       -------------------------------------
  Common Stock, $.20 par value                             2,492,901



Transitional Small Business Disclosure Format (Check one):

       Yes       ;    No      X
           ------          ------

                                INDEX
                                -----


          PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                              --------
Item 1.   Financial Statements (Unaudited)

          a)  Consolidated Balance Sheet, June 30, 2003                                                         3

          b)  Consolidated Statement of Operations for the Three and Six Months Ended
              June 30, 2003 and 2002                                                                            4

          c)  Consolidated Statement of Cash Flows for the Six Months Ended
              June 30, 2003 and 2002                                                                            5

          d)  Notes to Consolidated Financial Statements                                                        6

Item 2.   Management's Discussion and Analysis or Plan of Operation                                             9

Item 3.   Controls and Procedures                                                                              11

          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                     11

          Signatures                                                                                           12



                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $        606
  Accounts receivable                                                                                    2,583
  Inventories                                                                                            7,172
  Prepaid income taxes                                                                                     145
  Deferred income taxes                                                                                    393
  Other (See Note 1 to consolidated financial statements)                                                1,762
                                                                                                  ------------

     Total current assets                                                                               12,661

Property, plant and equipment, net                                                                       6,808

Other assets                                                                                               570
                                                                                                  ------------

                                                                                                  $     20,039
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        378
  Accounts payable                                                                                         668
  Accrued employee compensation and benefit costs                                                          819
  Other accrued liabilities                                                                                301
  Accrued income taxes                                                                                      36
                                                                                                  ------------

     Total current liabilities                                                                           2,202

Long-term debt                                                                                           5,570

Deferred income taxes                                                                                      213

Other non-current liabilities                                                                              268

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      1,169
  Accumulated other comprehensive loss                                                                     (82)
                                                                                                  -------------

                                                                                                        14,643
  Employee stock ownership trust commitment                                                             (2,337)
  Treasury stock, at cost 121,605 shares                                                                  (520)
                                                                                                  -------------

Total shareholders' equity                                                                              11,786
                                                                                                  ------------

                                                                                                  $     20,039
                                                                                                  ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                          2003            2002            2003              2002
                                                       ---------       ---------       ---------         ----------

Net revenues                                           $   3,945       $   4,300       $   7,774         $    8,134

Costs and expenses:
   Cost of goods sold                                      2,921           3,153           5,806              5,851
   Selling, general and administrative                       845             719           1,680              1,479
   Interest                                                   41              51              84                 99
   Depreciation and amortization                             173             167             351                331
                                                       ---------       ---------       ---------         ----------

                                                           3,980           4,090           7,921              7,760
                                                       ---------       ---------       ---------         ----------

Income (loss) before income taxes                           (35)             210           (147)                374

Income tax provision (benefit)                              (13)              77            (54)                135
                                                       ---------       ---------       ---------         ----------

Net income (loss)                                      $    (22)       $     133       $    (93)         $      239
                                                       =========       =========       =========         ==========


Income (Loss) Per Share:

Basic
-----
Net income (loss) per share                            $  (0.01)       $    0.07       $  (0.05)         $     0.13
                                                       =========       =========       =========         ==========
Diluted
-------
Net income (loss) per share                            $  (0.01)       $    0.07       $  (0.05)         $     0.12
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                ($000's omitted)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        2003            2002
                                                                                      -------        -------

Cash flows related to operating activities:
   Net income (loss)                                                                  $   (93)       $   239
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
   Depreciation and amortization                                                          351            331
Change in assets and liabilities -
        Accounts receivable                                                                50            (83)
        Inventories                                                                      (409)          (135)
        Other current assets                                                             (302)           110
        Other assets                                                                        3              0
        Accounts payable                                                                  251           (352)
        Accrued employee compensation & benefit costs                                      30             54
        Accrued income taxes                                                               36            101
        Other accrued liabilities                                                         192             16
                                                                                      -------        -------

Net cash provided by operating activities                                                 109            281
                                                                                      --------       -------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                          (78)          (383)
                                                                                      --------       --------

Net cash used in investing activities                                                     (78)          (383)
                                                                                      --------       --------

Cash flows related to financing activities:
   Increase in demand loan                                                                 50            400
   Payments on demand loan                                                                (50)          (200)
   Principal payments on long-term debt                                                  (104)          (112)
                                                                                      --------       --------

Net cash provided by (used in) financing activities                                      (104)            88
                                                                                      --------       --------

Net decrease in cash                                                                      (73)           (14)

Cash at beginning of period                                                               679            720
                                                                                      -------        -------

Cash at end of period                                                                 $   606        $   706
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

         Included in other current assets are $1,053,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

2.       Inventories
         -----------

                                                                                    June 30, 2003
                                                                                    -------------
              Raw materials and common parts                                        $   1,051
              Work-in-process                                                           5,430
              Finished goods                                                              927
                                                                                    ---------

                                                                                        7,408

              Less common parts expected to be used after one year                       (236)
                                                                                    ---------
                                                                                    $   7,172
                                                                                    =========
3.       Property, plant and equipment
         -----------------------------
                                                                                    June 30, 2003
                                                                                    -------------

              Land                                                                  $      25
              Buildings                                                                 6,452
              Machinery, equipment and tooling                                          9,689
                                                                                    ---------
                                                                                       16,166
              Less accumulated depreciation                                            (9,358)
                                                                                    ---------
                                                                                    $   6,808
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

4.       Long-term debt
         --------------
                                                                                    June 30, 2003
                                                                                    -------------
         Industrial Development Revenue Bonds; secured by a
              letter of credit
              from a bank with interest payable monthly
              at a floating rate (1.50% at June 30, 2003)                           $   4,490

              Term loans; payable to a financial institution;
              $500,000 at LIBOR plus 2% (3.29% at
              June 30, 2003); quarterly principal payments of
              $17,500 commencing January 1, 2005; payable in full
              October 1, 2009; and $393,000 at a rate of 3.40% at
              June 30, 2003; quarterly principal
              payments of $35,714 through February 1, 2006                                893

         Various other secured term notes payable to government agencies                  565
                                                                                    ---------

                                                                                        5,948

              Less current portion                                                       (378)
                                                                                    ----------
                                                                                    $   5,570
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

         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2003.

5.       Common shareholders' equity
         ---------------------------
                                   Common stock
                                   ------------                                                             Accumulated
                              Number            Capital in                                                      other
                             of shares          excess of   Retained              Treasury   Comprehensive   comprehensive
                              issued    Amount   par value  earnings     ESOP       stock       income          income
                             ------------------------------------------------------------------------------------------
Balance December
    31, 2002                 2,614,506   $523    $13,361    $1,262    ($ 2,337)  ($ 1,054)                      ($ 82)
                             =========   ====    =======     =====     ========   ========                       =====
Comprehensive loss
   Net loss                      -        -         -       $  (93)       -          -           $ (93)            -
   Other comprehensive loss,
      net of tax                 -        -         -          -          -          -              -              -
       Minimum pension liability
         adjustment              -        -         -          -          -          -              -              -
   Other comprehensive
    loss                         -        -         -          -          -          -              -              -
                                                                                                 ------
Comprehensive loss               -        -         -          -          -          -           $ (93)            -
                                                                                                 ======
Compensation expense             -        -         -          -          -          -                             -
Treasury shares issued for
    deferred compensation
    obligation                   -        -        (328)       -          -           534                          -
                             ---------   ----    -------    ------     --------   --------                       ----
Balance June 30, 2003        2,614,506   $523    $13,033    $1,169    ($ 2,337)  ($   520)                      ($ 82)
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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                          2003             2002         2003              2002
                                                        -------           ------       -------           ------

  Net income (loss)                                     $  (22)           $  133       $  (93)           $ 239
                                                        =======           ======       =======           ======

  Weighted average common shares
     outstanding (basic)                                 1,972             1,894        1,972            1,894
  Incremental shares from assumed
     conversions of stock options                            0                14            0               21
  Weighted average common
     shares outstanding (diluted)                        1,972             1,908        1,972            1,915

    Basic
    -----
    Net income (loss) per share                         $ (0.01)          $ 0.07       $(0.05)           $ 0.13
                                                        =======           ======       =======           ======
    Diluted
    -------
    Net income (loss) per share                         $ (0.01)          $ 0.07       $(0.05)           $ 0.12
                                                        =======           ======       =======           ======

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

          Six Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2003                                Group                    Group                  Consolidated
        -------------                             ----------                ---------                ------------

Revenues from unaffiliated customers               $   4,993               $   2,781                $    7,774
                                                   =========               =========                ==========
Profit (loss)                                      $     734               $    (193)               $      541
                                                   =========               =========
Depreciation and amortization                                                                             (351)

Interest expense                                                                                           (84)

General corporate expense                                                                                 (253)
                                                                                                    -----------

Loss before income taxes                                                                            $     (147)
                                                                                                    ===========

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                       Relationship to   Period to      Relationship to    Period to
                                                        net revenues     period $        net revenues      period $
                                                     three months ended  increase      six months ended    increase
                                                          June 30,      (decrease)         June 30,       (decrease)
                                                    2003       2002        03-02      2003       2002        03-02
                                                    ----       ----        -----      ----       ----        -----
Net revenues
   Advanced technology products                      63.1%      64.3%    (10.0%)       64.2%      66.4%     (7.6%)
   Consumer products                                 36.9%      35.7%     (5.1%)       35.8%      33.6%      1.8%
                                                     -----      -----                  -----      -----

                                                    100.0%     100.0%     (8.3%)      100.0%     100.0%     (4.4%)

Cost of goods sold, exclusive of
   depreciation                                      74.0%      73.3%     (7.4%)       74.7%      71.9%     (0.8%)
                                                     -----      -----                  -----      -----

Gross profit                                         26.0%      26.7%    (10.7%)       25.3%      28.1%    (13.8%)
                                                     -----      -----                  -----      -----

Selling, general and administrative                  21.4%      16.7%     17.5%        21.6%      18.2%     13.6%
Interest                                              1.0%       1.2%    (19.6%)        1.1%       1.2%    (15.2%)
Depreciation and amortization                         4.4%       3.9%      3.6%         4.5%       4.1%      6.0%
                                                      ----       ----                   ----       ----

                                                     26.8%      21.8%     13.0%        27.2%      23.5%     10.8%
                                                     -----      -----                  -----      -----

Income (loss) before income taxes                    (0.8%)      4.9%   (116.7%)       (1.9%)      4.6%   (139.3%)

Income tax provision (benefit)                       (0.2%)      1.8%   (116.9%)       (0.7%)      1.7%   (140.0%)
                                                      -----      ----                   -----      ----

Net income (loss)                                    (0.6%)      3.1%   (116.5%)       (1.2%)      2.9%   (138.8%)
                                                      =====      ====                   =====      ====


Management Discussion
---------------------

         During the six month period ended June 30, 2003 and for the comparable period ended June 30, 2002, approximately 37% and 24% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. Sales to the government are affected by defense budgets, U.S. & foreign policy and the level of military operations. As major international events continue to unfold, it is difficult to predict the impact on future financial results. In addition, the continued real and perceived threats to the airline industry have lowered commercial passenger traffic and have had a direct effect on revenues in the commercial aerospace markets and, consequently, on aerospace manufacturing.

Results of Operations
---------------------

         The Company's consolidated results of operations for the six month period ended June 30, 2003 when compared to the same six month period of 2002 showed a decrease in net revenues of 4.4% and a decrease in net income of approximately 138.8%. For the second quarter ended June 30, 2003, net revenues decreased approximately 8.3% with a decrease in net income of 116.5% compared to the same period of 2002. The decrease in revenues for the six month period and quarter ended June 30, 2003 is primarily the result of decreased sales and shipments at the Advanced Technology Group related to the previously reported decrease in commercial aircraft production. While revenues continue to reflect the overall economic softness in the commercial aerospace industry, the Company continues to be successful in procuring new applications and the backlog remains strong.

         During the first six months of 2003, the Company incurred significant front-end costs associated with prototype, preproduction and start-up activities in both the Advanced Technology Group (ATG) and the Consumer Products Group
(CPG). These costs, consistent with accounting standards, are expensed as they occur and as such provide minimal or no benefit to revenue in the current period. Such costs contribute to the decrease in gross profit for the six month period ended June 30, 2003 when compared to the comparable period of 2002. Among these costs, which are being expensed on a current basis, are those related to the engineering and manufacturing of the Marine Corps' new combination bayonet and combat knife. As the result of an intensive two- year competition, the CPG was awarded a four million dollar order which began full production during the third quarter of this year is scheduled through 2004 and into the year 2005.

         Selling, general and administrative expenses increased as a percentage of revenues for both the six month period and quarter ended June 30, 2003 when compared to the same period in 2002. The Company has incurred expenses for costs dedicated to expanded sales and marketing activities, and additional procedures and professional expenses relative to the financial reporting and corporate disclosure requirements of the Sarbanes-Oxley Act.

         Interest expense decreased for both the six month period and the quarter ended June 30, 2003 when compared to the same period in 2002 due to market driven interest rate fluctuations and the decrease of institutional debt.

         The Company continues to take advantage of the tax benefit for extraterritorial sales, which is reflected in the effective tax rate of approximately 37%.

Liquidity and Capital Resources
-------------------------------

         The Company's primary liquidity and capital requirements relate to the working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company's primary sources of liquidity have been from positive cash flow from operations and from bank financing.

         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2003.

         As of June 30, 2003 there are no material commitments for capital expenditures.

Item 3.       DISCLOSURE CONTROLS AND PROCEDURES
-------       ----------------------------------

         Our management has reviewed our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15). Our management believes that as of the end of the Company's most recent fiscal quarter, such disclosure controls and procedures are adequate to ensure that material information relating to the Company is made known to management by others within the Company.

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

                            PART II OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

           (a) Exhibits

               31.1 Certification  of Chief Financial  Officer  pursuant to Rule
                    13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of Chief Executive  Officer  pursuant to Rule
                    13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chief  Financial  Officer  pursuant  to 18
                    U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

                    An 8-K was filed on April 2, 2003 incorporating the Press Release of Servotronics, Inc. dated March 30, 2003.

                    An 8-K was filed on May 15, 2003 incorporating the Press Release of Servotronics, Inc. dated May 14, 2003

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

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 7, 2003




                                    SERVOTRONICS, INC.

                                    By:  /s/Lee D. Burns, Treasurer
                                         ---------------------------------------
                                         Lee D. Burns, Treasurer and
                                                       Chief Financial Officer

                                    By: /s/ Raymond C. Zielinski, Vice President
                                        ----------------------------------------
                                         Raymond C. Zielinski, Vice President