Form 10QSB
period 2003-09-30
SERVOTRONICS INC /DE/
filed 2003-11-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 For the quarterly period ended September 30, 2003


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

                                  716-655-5990
                                  ------------
                (Issuer's telephone number, including area code)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                                Outstanding at October 31, 2003
---------------------------------               --------------------------------
  Common Stock, $.20 par value                              2,492,901




Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------

                                      INDEX
                                      -----


          PART I. FINANCIAL INFORMATION                                                                    Page No.
                                                                                                           --------

Item 1.   Financial Statements (Unaudited)

          a)  Consolidated Balance Sheet, September 30, 2003                                                    3

          b) Consolidated Statement of Operations for the Three and Nine Months Ended
             September 30, 2003 and 2002                                                                        4

          c) Consolidated Statement of Cash Flows for the Nine Months Ended
             September 30, 2003 and 2002                                                                        5

          d)  Notes to Consolidated Financial Statements                                                        6

Item 2.   Management's Discussion and Analysis or Plan of Operation                                             9

Item 3.   Controls and Procedures                                                                              11

         PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                                  11

Item 6.   Exhibits and Reports on Form 8-K                                                                     11

          Signatures                                                                                           13


                          PART I FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003

                     ($000's omitted except per share data)
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                                            $        981
  Accounts receivable                                                                                    2,603
  Inventories                                                                                            7,182
  Prepaid income taxes                                                                                     145
  Deferred income taxes                                                                                    393
  Other (See Note 1 to consolidated financial statements)                                                1,751
                                                                                                  ------------

     Total current assets                                                                               13,055

Property, plant and equipment, net                                                                       6,685

Other assets                                                                                               568
                                                                                                  ------------

                                                                                                  $     20,308
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        378
  Accounts payable                                                                                         776
  Accrued employee compensation and benefit costs                                                          880
  Other accrued liabilities                                                                                251
  Accrued income taxes                                                                                     115
                                                                                                  ------------

     Total current liabilities                                                                           2,400

Long-term debt                                                                                           5,518

Deferred income taxes                                                                                      213

Other non-current liabilities                                                                              268

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      1,292
  Accumulated other comprehensive loss                                                                     (82)
                                                                                                  -------------

                                                                                                        14,766
  Employee stock ownership trust commitment                                                             (2,337)
  Treasury stock, at cost 121,605 shares                                                                  (520)
                                                                                                  -------------

Total shareholders' equity                                                                              11,909
                                                                                                  -------------

                                                                                                  $     20,308
                                                                                                  =============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                           2003           2002              2003             2002
                                                           ----           ----              ----             ----

Net revenues                                           $   4,487       $   3,761       $  12,261         $   11,895

Costs and expenses:
   Cost of goods sold                                      3,339           2,739           9,145              8,590
   Selling, general and administrative                       756             804           2,436              2,283
   Interest                                                   38              49             122                148
   Depreciation and amortization                             158             161             509                492
                                                       ---------       ---------       ---------         ----------

                                                           4,291           3,753          12,212             11,513
                                                       ---------       ---------       ---------         ----------

Income before income taxes                                   196               8              49                382

Income tax provision                                          73               2              19                137
                                                       ---------       ---------       ---------         ----------

Net income                                             $     123       $       6       $      30         $      245
                                                       =========       =========       =========         ==========


Income Per Share:
Basic
-----
Net income per share                                   $    0.06       $    -          $    0.02         $     0.13
                                                       =========       =========       =========         ==========
Diluted
-------
Net income per share                                   $    0.06       $    -          $    0.02         $     0.13
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                ($000's omitted)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        2003            2002
                                                                                        ----            ----
Cash flows related to operating activities:
   Net income                                                                         $    30        $   245
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                          509            492
Change in assets and liabilities -
        Accounts receivable                                                                30            333
        Inventories                                                                      (419)          (196)
        Other current assets                                                             (291)            12
        Other assets                                                                        5              -
        Accounts payable                                                                  359           (377)
        Accrued employee compensation & benefit costs                                      91             60
        Accrued income taxes                                                              115             58
        Other accrued liabilities                                                         142             (8)
                                                                                      -------        --------

Net cash provided by operating activities                                                 571            619
                                                                                      -------        -------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                         (113)          (481)
                                                                                      --------       --------

Net cash used in investing activities                                                    (113)          (481)
                                                                                      --------       --------

Cash flows related to financing activities:
   Increase in demand loan                                                                250            400
   Payments on demand loan                                                               (250)          (300)
   Principal payments on long-term debt                                                  (156)          (326)
                                                                                      --------       --------

Net cash used in financing activities                                                    (156)          (226)
                                                                                      --------       --------

Net increase (decrease) in cash                                                           302            (88)

Cash at beginning of period                                                               679            720
                                                                                      -------        -------

Cash at end of period                                                                 $   981        $   632
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

     Included in other current  assets are $985,000 of unbilled  revenues  which
represent   revenue   earned  under  the   percentage   of   completion   method
(cost-to-cost) not yet billable under the terms of the contracts.

2.   Inventories
     -----------
                                                              September 30, 2003
                                                              ------------------

     Raw materials and common parts                                   $   1,083
     Work-in-process                                                      5,415
     Finished goods                                                         920
                                                                      ---------

                                                                          7,418

     Less common parts expected to be used after one year                  (236)
                                                                      ----------

                                                                      $   7,182
                                                                      ==========

3.   Property, plant and equipment
     -----------------------------

                                                              September 30, 2003
                                                              ------------------

      Land                                                            $      25
      Buildings                                                           6,452
      Machinery, equipment and tooling                                    9,724
                                                                      ---------
                                                                         16,201
      Less accumulated depreciation                                      (9,516)
                                                                      ----------
                                                                      $   6,685
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

4.   Long-term debt
     --------------
                                                                              September 30, 2003
                                                                              ------------------
     Industrial Development Revenue Bonds; secured by a letter of credit from a bank with interest payable monthly
          at a floating rate (1.44% at September 30, 2003)                        $   4,490

          Term loans; payable to a financial institution;
          $500,000 at LIBOR plus 2% (3.11% at
          September 30, 2003); quarterly principal payments of
          $17,500 commencing January 1, 2005; payable in full
          October 1, 2009; and $357,000 at a rate of 3.40% at
          September 30, 2003; quarterly principal
          payments of $35,714 through February 1, 2006                                  857

     Various other secured term notes payable to government agencies                    549
                                                                                  ---------

                                                                                      5,896

          Less current portion                                                         (378)
                                                                                  ----------
                                                                                  $   5,518
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

     The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2003.

5.   Common shareholders' equity
     ---------------------------


                                  Common stock
                                  ------------                                                            Accumulated
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income          income
                             --------------------------------------------------------------------------------------
Balance December
    31, 2002                2,614,506  $523    $13,361    $1,262   ($ 2,337)  ($ 1,054)                      ($ 82)
                            =========  ====    =======     =====    =======    =======                        =====
Comprehensive income
   Net income                   -       -         -       $   30      -          -           $  30               -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -              -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -              -                -
   Other comprehensive
    income                      -       -         -         -         -          -              -                -
                                                                                             -----
Comprehensive income            -       -         -         -         -          -           $  30               -
                                                                                             =====
Compensation expense            -       -         -         -         -          -                               -
Treasury shares issued for
    deferred compensation
    obligation                  -       -        (328)               -             534                           -
                            ---------  ----    -------    ------   ---------   --------                       -----
Balance September 30, 2003  2,614,506  $523    $13,033    $1,292   ($ 2,337)  ($   520)                      ($ 82)
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

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          2003             2002         2003              2002
                                                          ----             ----         ----              ----
  Net income                                            $  123            $    6       $   30            $ 245
                                                        ======            ======       ======            =====

  Weighted average common shares
     outstanding (basic)                                 2,022             1,894        1,989            1,894
  Incremental shares from assumed
     conversions of stock options                            7                 1            4               14
  Weighted average common
     shares outstanding (diluted)                        2,029             1,895        1,993            1,908

    Basic
    -----
    Net income per share                                $  0.06           $ 0.00       $ 0.02            $ 0.13
                                                        =======           ======       ======            ======
    Diluted
    -------
    Net income per share                                $  0.06           $ 0.00       $ 0.02            $ 0.13
                                                        =======           ======       ======            ======

6.   Business segments
     -----------------

     The Company operates in two business segments, Advanced Technology Group and Consumer Products Group. The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in Advanced Technology Group primarily involve the design, manufacture, and marketing of servo-control components for government and commercial industrial applications. Consumer Products Group's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a significant portion of finished products are for foreign end use.

         Nine Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
     September 30, 2003                              Group                    Group                  Consolidated
     ------------------                              -----                    -----                  ------------
Revenues from unaffiliated customers               $   7,514               $   4,747                $   12,261
                                                   =========               =========                ==========
Profit                                             $   1,052               $       7                $    1,059
                                                   =========               =========
Depreciation and amortization                                                                             (509)
Interest expense                                                                                          (122)
General corporate expense                                                                                 (379)
                                                                                                    -----------

Income before income taxes                                                                          $       49
                                                                                                    ==========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                       Relationship to   Period to      Relationship to    Period to
                                                        net revenues     period $        net revenues      period $
                                                     three months ended  increase      nine months ended   increase
                                                        September 30,   (decrease)       September 30,    (decrease)
                                                      2003       2002     03-02         2003       2002     03-02
                                                      ----       ----     -----         ----       ----     -----
Net revenues
   Advanced technology products                      56.2%      63.0%      6.4%        61.3%      65.3%     (3.3%)
   Consumer products                                 43.8%      37.0%     41.2%        38.7%      34.7%     15.1%
                                                     -----      -----                  -----      -----

                                                    100.0%     100.0%     19.3%       100.0%     100.0%      3.1%

Cost of goods sold, exclusive of
   depreciation                                      74.4%      72.8%     21.9%        74.6%      72.2%      6.5%
                                                     -----      -----                  -----      -----

Gross profit                                         25.6%      27.2%     12.3%        25.4%      27.8%     (5.7%)
                                                     -----      -----                  -----      -----

Selling, general and administrative                  16.8%      21.4%     (6.0%)       19.9%      19.2%      6.7%
Interest                                              0.8%       1.3%    (22.4%)        1.0%       1.2%    (17.6%)
Depreciation and amortization                         3.5%       4.3%     (1.9%)        4.2%       4.1%      3.5%
                                                      ----       ----                   ----       ----

                                                     21.1%      27.0%      6.1%        25.1%      24.5%      4.9%
                                                     -----      -----                  -----      -----

Income before income taxes                            4.5%       0.2%   2350.0%         0.3%       3.3%    (87.2%)

Income tax provision                                  1.8%        -     3550.0%         0.1%       1.2%    (86.1%)
                                                      ----      -----                   ----       ----

Net income                                            2.7%       0.2%   1950.0%         0.2%       2.1%    (87.8%)
                                                      ====       ====                   ====       ====

Management Discussion
---------------------

     During  the  nine  month  period  ended  September  30,  2003  and  for the comparable period ended September 30, 2002, approximately 39% and 23% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts. Sales to the government are affected by defense budgets, U.S. & foreign policy and the level of military operations. As major international events continue to unfold, it is difficult to predict the impact of these events on future financial results. In addition, the continued real and perceived threats to the airline industry have lowered post-9/11 commercial passenger traffic and have had a direct adverse effect on revenues in the commercial aerospace markets and, consequently, on aerospace manufacturing.

Results of Operations
---------------------

     The Company's consolidated results of operations for the three month period ended September 30, 2003, when compared to same three month period of 2002 showed a 19.3% increase in net revenues (approximately $726,000) and a 1950.0% increase in net income (approximately $117,000). For the nine month period ended September 30, 2003 when compared to the same nine month period of 2002 net revenues increased $366,000 while net income decreased $215,000. The increases in revenues for the nine month period and quarter ended September 30, 2003 are primarily attributed to increases in government sales at the Advanced Technology Group (ATG) and the Consumer Products Group (CPG). Significant production shipments of the previously reported contract for the new U.S. Marine Corps' combination combat knife and bayonet commenced in the third quarter of 2003. While revenues are still being adversely affected by the overall economic softness in the commercial aerospace industry, the Company continues to be successful in procuring new applications while maintaining a strong backlog.

     Notwithstanding the immediate expensing of front-end costs associated with prototype, preproduction and start-up activities at both the ATG and CPG (i.e., in advance of the costs being matched with their anticipated related sales), the Company generated significantly improved results in the third quarter of 2003.

     Selling, general and administrative expenses increased as a percentage of revenues for the nine month period and decreased for the quarter ended September 30, 2003 when compared to the same period in 2002. The Company has incurred expenses for costs dedicated to expanded sales and marketing activities and additional procedure and professional costs relative to the financial reporting and corporate disclosure requirements of the Sarbanes-Oxley Act.

     Interest expense decreased for both the nine month period and the quarter ended September 30, 2003 when compared to the same period in 2002 due to market driven interest rate fluctuations and the decrease of institutional debt.

     The Company's current effective tax rate is approximately 39%.

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

     The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2003.

     As of September 30, 2003 there are no material commitments for capital expenditures.

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

                            PART II OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     The annual meeting of shareholders of the Registrant was held on July 3, 2003. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                                   Withheld
        Name of Nominee                      For                   Authority
        ---------------                      ---                   ---------
        Dr. Nicholas D. Trbovich            2,306,985                 7,227
        Nicholas D. Trbovich, Jr            2,306,985                 7,227
        Dr. William H. Duerig.              2,305,109                 9,103
        Donald W. Hedges                    2,305,109                 9,103


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

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

               32.1 Certification  of Chief  Financial  Officer  pursuant  to 18
                    U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Reports on Form 8-K

                    An 8-K was filed on August 14, 2003 incorporating the Press Release of Servotronics, Inc. dated August 13, 2003.


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

Date: November 7, 2003




                                 SERVOTRONICS, INC.

                                 By:  /s/Lee D. Burns, Treasurer
                                      ---------------------------------------
                                       Lee D. Burns, Treasurer and
                                                     Chief Financial Officer

                                 By:  /s/ Raymond C. Zielinski, Vice President
                                      ---------------------------------------
                                        Raymond C. Zielinski, Vice President