Form 10KSB
period 2003-12-31
SERVOTRONICS INC /DE/
filed 2004-03-30
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-
  For the fiscal year ended December 31, 2003



   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -----------------.

Commission File No. 1-07109
                               SERVOTRONICS, INC.
              ----------------------------------------------------
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---
     Issuer's revenues for its most recent fiscal year: $17,574,000

     As of March 15, 2004 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $4,634,689.65 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of March 15, 2004 the number of $.20 par value common shares outstanding was 2,492,901.

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

     To fill most of its orders for components, the Registrant must either modify a standard model or design a new item in order to satisfy the customer's particular requirements. The Registrant also produces unique products based on specifications provided by its customers. The Registrant produces under long-term contracts and other types of orders.

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

     Consumer Products
     -----------------

     The Registrant designs, manufactures and sells a variety of cutlery products. These products include a wide range of kitchen knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Registrant sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Registrant also produces and markets other cutlery items such as carving forks and various specialty tools such as putty knives, linoleum sheet cutters and field knives. The Registrant manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Registrant's commercial cutlery related products are intended for the medium to premium priced markets.

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

     During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 30% of the Registrant's total revenues as compared to 22% in 2002. In 2003, sales of advanced technology products to each of Honeywell, Raytheon and United Technologies (including their respective subsidiaries and/or divisions) exceeded 10% of Registrant's total revenues. No other single customer represented more than 10% of the Company's revenues in 2003 or 2002.

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

     Consumer Products
     -----------------

     The Registrant's consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware,
supermarket,   variety,   department,   discount,  gift  and  drug  stores.  The
Registrant's Consumer Products Group also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 12% of the Registrant's total sales in 2003 and approximately 1% of total sales in 2002. The Registrant sells its products through its own sales personnel and through independent manufacturers' representatives.

Business Segments
-----------------

     Business segment information is presented in Note 10 of the accompanying consolidated financial statements.

Intellectual Properties
-----------------------

     The Company has rights under certain copyrights and registered domain names. In the view of management, the Registrant's competitive position is not dependent on patent protection.

Research Activities
-------------------

     The amount spent by the Registrant in research and development activities during its 2003 and 2002 fiscal years was not significant.

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

     The Registrant encounters active competition with respect to its products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Registrant believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Registrant's knowledge, its principal competitors with regard to cutlery include World Kitchen, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Imperial Schrade Corporation, Lifetime Hoan Corp. and Camillus Cutlery Company.

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

Employees
---------

     The Registrant, at December 31, 2003, had approximately 222 employees of which approximately 206 are full time. In excess of 82% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

Item 2.        Description of Properties
-------        -------------------------

     The Registrant's executive offices are located on premises leased by the Registrant at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Registrant owns and/or leases real property as set forth in the following table:

                                 Principal        Number of           Approx.
                  Approx.         product       buildings and       floor area
Location          acreage       manufactured       type of           (sq.feet)
                                                construction
--------------------------------------------------------------------------------

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

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

     Not applicable.

                                     PART II


Item 5.        Market for Common Equity and Related Stockholder Matters
-------        --------------------------------------------------------

       (a)        Price Range of Common Stock
                  ---------------------------

                  The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 2003 and 2002.

                                                          HIGH             LOW
                                                          ----             ---

                  2003
                          Fourth Quarter             $    3.55         $    2.00
                          Third Quarter                   2.45              2.10
                          Second Quarter                  2.28              1.85
                          First Quarter                   3.75              2.25

                  2002
                          Fourth Quarter             $    4.00         $    3.30
                          Third Quarter                   4.40              3.60
                          Second Quarter                  5.20              4.40
                          First Quarter                   5.22              4.70

       (b)        Approximate number of holders of common stock

                       Title                             Approximate number of
                        of                               record holders (as of
                       class                               December 31, 2003)
                       -----                               ------------------

                  Common Stock, $.20 par value per share          586

       (c)        Dividends on common stock

                  No cash dividends were paid in 2003 or 2002.

Item 6.        Management's Discussion and Analysis or Plan of Operation
-------        ---------------------------------------------------------

     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                                      Period to
                                                Relationship to        period
                                               net revenues year      increase
                                                     ended           (decrease)
                                                  December 31,       year ended
                                                 2003     2002        2003-2002
                                                 ----     ----        ---------


Net revenues:
   Advanced technology products                  58.5%    65.4 %         0.7%
   Consumer products                             41.5     34.6          35.1
                                                -----     -----        -----
                                                100.0    100.0          12.6
Cost of goods sold, exclusive of depreciation    74.4     77.5           8.0
                                                -----     -----        -----
Gross profit                                     25.6     22.5          28.4
                                                -----     -----        -----
Selling, general and administrative              18.6     19.1           9.9
Interest                                          0.9      1.3         (18.4)
Depreciation and amortization                     3.8      4.2           1.4
                                                -----     -----        -----
                                                 23.3     24.6           7.0
                                                -----     -----        -----
Income (loss) before income taxes                 2.3     (2.1)        226.1
Income tax provision (benefit)                    0.9     (0.6)        263.4
                                                -----     -----        -----
Net income (loss)                                 1.4%    (1.5)%       210.9%
                                                =====     =====        =====

Management Discussion
---------------------

     During the year ended December 31, 2003 and for the comparable period ended December 31, 2002, approximately 42% and 23% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Continued government involvement in military operations overseas has had a direct impact on the financial results in both the Advanced Technology and Consumer Product's markets. Sales of products sold for government applications have increased approximately $3,800,000 over 2002 and are expected to remain strong. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, U.S. and foreign policy and the level of military operations and as such, it is difficult to predict the impact on future financial results.

See also Note 10 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2003 as Compared to 2002
-----------------------------------------------------

     The Company's consolidated results of operations for the year ended December 31, 2003 showed an approximate $2,000,000 or 12.6% increase in net revenues with a turnaround in income before taxes of approximately $728,000. The increase in revenues is primarily attributed to increased government shipments.

     Gross profit increased 28.4% for the twelve month period ended December 31, 2003. During 2002, the Company incurred significant front-end costs associated with prototype, preproduction and start-up activities for Consumer Products Group's combination combat knife and bayonet. The majority of such up-front costs were incurred and expensed in 2002 and early 2003. While the Company continues to incur such costs on an ongoing basis associated with products for both the Advanced Technology Group (ATG) and Consumer Products Group (CPG), the timing of such costs directly contributes to the fluctuation in gross profit from period to period as these costs are expensed as they occur and, as such, are not matched to their future revenues and benefits. Another factor contributing to the increase in gross profit for the reported period is product mix.

     Selling, general and administrative (SG&A) costs increased approximately 10% when compared to the same period in 2002. The increase in SG&A costs is primarily attributed to increased marketing of the expanded sales effort of the ATG and CPG and the increased costs for professional services and corporate governance necessitated by the Sarbanes-Oxley Act and related regulations that are expected to continue to be significant expense factors.

     Interest expense decreased for the year ended December 31, 2003 when compared to the same period in 2002 due to market driven interest rate fluctuations and the decrease of institutional debt.

     Depreciation and amortization expense increased approximately 1.4% for the year ended December 31, 2003 when compared to the same period in 2002 due to variable estimated useful lives of depreciable property as identified in Note 1 to the consolidated financial statements.

     The Company's effective tax rate (benefit) was 37% in 2003 compared to (29%) in 2002. The variance in the effective tax rate is primarily attributable to state income taxes, permanent non-deductible expenditures and the tax benefit on certain foreign sales.

Results of Operations - Year 2002 as Compared to 2001
-----------------------------------------------------

     The Company's consolidated results of operations for the year ended December 31, 2002 showed an approximate 13% decrease in net revenues with a decrease in net income of approximately 132.8%. The decrease in net revenues is primarily attributable to a decrease in revenue at the Advanced Technology Group of $1,973,000 and a decrease in revenue of $355,000 at the Consumer Products Group. The decrease in revenues for the twelve month period ended December 31, 2002 can be attributed to the overall continued economic softness in the aerospace industry and previously reported reductions and stretch-outs in the commercial markets for the advanced technology products combined with a loss of revenues at the Consumer Products Group due both to a regionalization of markets by a significant customer, certain reprioritizations of government procurements and the general decline in retail markets for edged products (i.e., knives, etc.)

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

     The Company's effective tax rate (benefit) was (29%) in 2002 compared to 37% in 2001. The variance in the effective tax rate is primarily attributable to state income taxes, permanent non-deductible expenditures and the tax benefit on certain foreign sales

Liquidity and Capital Resources
-------------------------------

     The Company's primary liquidity and capital requirements relate to the working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company's primary sources of liquidity have been from positive cash flows and from bank financing.

     During the year ended December 31, 2003, the Company expended $148,000 on capital expenditures as compared to $717,000 in 2002.

     There are no other material commitments for capital expenditures at December 31, 2003.

     The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2003.

     Principal maturities of long-term debt are as follows: 2004 - $463,000; 2005 - $418,000; 2006 - $312,000, 2007 - $278,000; 2008 and thereafter -
$4,203,000.

Off Balance Sheet Arrangements
------------------------------

     None.

Critical Accounting Policies
----------------------------

     The Company prepares our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

New Accounting Pronouncements
-----------------------------

     Management reviewed recent accounting pronouncements and does not feel that they will have a significant impact on Financial Statement results. See Note 1 to the accompanying consolidated financial statements for further discussion of new accounting pronouncements.

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

     Included in other  current  assets is $825,000 of unbilled  revenues  which
represents   revenue   earned  under  the   percentage  of   completion   method
(cost-to-cost) not yet billable under the terms of the contracts.

Inventories
-----------

     Inventories are stated generally at the lower of standard cost and net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and obsolescence are applied to the gross value of the inventory. Pre-production and start-up costs are expensed as incurred.

Use of Estimates
----------------

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7.        Financial Statements
-------        --------------------

     The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.        Changes in and  Disagreements  With Accountants On Accounting and
-------        -----------------------------------------------------------------
               Financial Disclosure
               --------------------
     None.

Item 8a.       Controls and Procedures
--------       -----------------------

     Our management has reviewed our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15). Our management believes that as of the end of the Company's most recent fiscal year such disclosure controls and procedures are adequate to ensure that material information relating to the Company is made known to management by others within the Company.

     In addition, our management reviewed our internal controls and, to management's knowledge, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

                                    PART III
                                    --------


Item 9.        Directors,  Executive  Officers,  Promoters and Control  Persons;
-------        -----------------------------------------------------------------
               Compliance With Section 16(A) of the Exchange Act
               -------------------------------------------------

     Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2003 fiscal year or such information will be included by amendment.

Code of Ethics
--------------

     As of the date of this Form 10-KSB, the Company has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently in the process of developing a Code of Ethics and Business Conduct that will apply to all directors, officers and employees of the Company as required by the listing standards of the American Stock Exchange. Once adopted, the Code will be available on the Company's website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the American Stock Exchange.

Item 10.       Executive Compensation
--------       ----------------------

     Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2003 fiscal year or such information will be included by amendment.

Item 11.       Security  Ownership of Certain  Beneficial  Owners and Management
--------       -----------------------------------------------------------------
               and Related Stockholder Matters
               -------------------------------

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2003 fiscal year or such information will be included by amendment.

Item 12.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2003 fiscal year or such information will be included by amendment.

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

                   4.2(A)(1)        Letter of Credit Reimbursement         Exhibit 4(B)(1) to
                                       Agreement with Fleet Bank              1994 10-KSB*
                                       dated December 1, 1994


         --------------------------------------------------------------
        *Incorporated herein by reference (File No. 1-07109)
        **Indicates management contract or compensatory plan or arrangement

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

                  10(A)(1)          Employment contract**                  Exhibit 10(A) to 1986
                                                                              Form 10-K*

                  10(A)(2)          Amendment to employment                Filed herewith
                                        contract**

                  10(A)(3)          Amendment to employment                Filed herewith
                                        contract**

                  10(B)             Form of Indemnification                Exhibit 10(E) to 1986
                                       Agreement between the                  Form 10-K*
                                       Registrant and each of
                                       its Directors and Officers**




         --------------------------------------------------------------
         *Incorporated herein by reference (File No. 1-07109)
         **Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------

                 10(C)(1)          Loan agreement between                 Exhibit 10(C)(1)
                                      the Company and its                    to 1991 Form 10-K*
                                      employee stock ownership
                                      trust, as amended

                 10(C)(2)          Stock purchase agreement               Exhibit 10(D)(2) to
                                      between the Company                    1988 Form 10-K*
                                      and its employee
                                      stock ownership trust

                 10(D)(1)(a)       1989 Employees Stock                   Exhibit A to Form 8:
                                      Option Plan**                          Amendment No. 1 to
                                                                             1988 Form 10-K*

                 10(D)(1)(b)       Amendment to 1989                      Exhibit 10(D)(1)(b) to 1990
                                      Employees Stock Option                 Form 10-K*
                                      Plan**

                 10(D)(1)(c)       Amendment No. 2 to 1989                Exhibit 10(D)(1)(d) to 1991
                                      Employees Stock Option                 Form 10-K*
                                      Plan**

                 10(D)(1)(d)       2000 Employees Stock                   Exhibit 10(D)(1)(a) to 2000
                                      Option Plan**                          Form 10-KSB*

                 10(D)(2)          Stock Option Agreement                 Exhibit 10(D)(2) to 1998
                                      for Donald W. Hedges                   Form 10-KSB*
                                      dated March 24, 1998**

                 10(D)(2)(a)       Stock Option Agreement                 Exhibit 10(D)(2)(a) to 2000
                                      for Donald W. Hedges                   Form 10-KSB*
                                      dated July 7, 2000**

                 10(D)(3)(b)       Stock Option Agreement                 Exhibit 10(D)(3)(b) to 1998
                                      for Nicholas D.                        Form 10-KSB*
                                      Trbovich dated
                                      March 24, 1998**

                 10(D)(3)(c)       Stock Option Agreement                 Exhibit 10(D)(3)(c) to 2000
                                      for Nicholas D.                        Form 10-KSB*
                                      Trbovich dated
                                      July 7, 2000**



         --------------------------------------------------------------
         *Incorporated herein by reference (File No. 1-07109)
         **Indicates management contract or compensatory plan or arrangement

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

                  10(D)(12)         Sublease Agreement dated               Exhibit 10(D)(12) to
                                       as of December 1, 1994                 1994 10-KSB*
                                       between TSV, Inc. and
                                       the Registrant

                   10(D)(13)         2001 Long-Term Stock                   Appendix A to 2001
                                        Incentive Plan                         Proxy**

                   21                Subsidiaries of the                    Exhibit 21 to 2001
                                        Registrant                             10-KSB*




         --------------------------------------------------------------
         *Incorporated herein by reference (File No. 1-07109)
         **Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------

                   23                Consent of Independent                    Filed herewith
                                        Accountants Consent on
                                        Form S-8 dated March 22, 2004

                   31.1              Certification of Chief Financial          Filed herewith
                                        Officer pursuant to
                                        Rule 13a-14 or 15d-14 of the
                                        Securities Exchange act of
                                        1934, as adopted pursuant to
                                        Section 302 of the Sarbanes-
                                        Oxley Act of 2002.

                   31.2              Certification of Chief Executive          Filed herewith
                                        Officer pursuant to
                                        Rule 13a-14 or 15d-14 of the
                                        Securities Exchange act of
                                        1934, as adopted pursuant to
                                        Section 302 of the Sarbanes-
                                        Oxley Act of 2002.

                   32.1              Certification of Chief Financial          Filed herewith
                                        Officer pursuant to 18 U.S.C.
                                        1350 as adopted pursuant to
                                        Section 906 of the Sarbanes-
                                        Oxley Act of 2002.

                   32.2              Certification of Chief Executive          Filed herewith
                                        Officer pursuant to 18 U.S.C.
                                        1350 as adopted pursuant to
                                        Section 906 of the Sarbanes-
                                        Oxley Act of 2002.

               The Registrant hereby agrees that it will furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.

                 (b) Reports on Form 8-K

                              An  8-K  was   furnished   on  November  14,  2003
                              incorporating  the Press Release of  Servotronics,
                              Inc. dated November 13, 2003.


         --------------------------------------------------------------
         *Incorporated herein by reference (File No. 1-07109)
         **Indicates management contract or compensatory plan or arrangement

Item 14.        Principal Accountant Fees and Services
--------        --------------------------------------


     Information   regarding   principal   accountant   fees  and   services  is

incorporated herein by reference to the information included in the Registrant's definitive  proxy  statement if it is filed with the Commission  within 120 days after the end of the  Registrant's  2003 fiscal year or such information will be included by amendment.

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

SERVOTRONICS, INC.

March 22, 2004                         By    /s/ Nicholas D. Trbovich, President
                                             -----------------------------------
                                             Nicholas D. Trbovich
                                             President, Chief Executive Officer
                                             and Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Nicholas D. Trbovich          President, Chief Executive      March 22, 2004
------------------------          Officer, Chairman of the
Nicholas D. Trbovich              Board and Director




/s/ Lee D. Burns                  Treasurer and Secretary         March 22, 2004
----------------                  (Chief Financial Officer)
Lee D. Burns



/s/ Donald W. Hedges              Director                        March 22, 2004
--------------------
Donald W. Hedges



/s/ William H. Duerig             Director                        March 22, 2004
---------------------
William H. Duerig



/s/ Nicholas D. Trbovich Jr.      Director                        March 22, 2004
---------------------------
Nicholas D. Trbovich Jr.

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                                                        Page
                                                                        ----

Report of independent auditors                                           F2

Consolidated balance sheet at December 31, 2003                          F3

Consolidated statement of operations for the years ended
   December 31, 2003 and 2002                                            F4

Consolidated statement of cash flows for the years ended
   December 31, 2003 and 2002                                            F5

Notes to consolidated financial statements                           F6-F21


Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                      -F1-

                         Report of Independent Auditors
                         ------------------------------


To the Board of Directors and Shareholders of Servotronics, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of Servotronics, Inc. (the "Company") and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion


PricewaterhouseCoopers LLP

Buffalo, New York
March 22, 2004

                                      -F2-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                ($000's omitted except share and per share data)

                                                                    December 31,
Assets                                                                   2003
                                                                         ----
Current assets:
  Cash                                                             $      1,506
  Accounts receivable                                                     2,488
  Inventories                                                             6,810
  Prepaid income taxes                                                       73
  Deferred income taxes                                                     368
  Other assets (See Note 1 to consolidated financial statements)          1,586
                                                                   ------------

     Total current assets                                                12,831

Property, plant and equipment, net                                        6,560

Other non-current assets                                                    550
                                                                   ------------

                                                                   $     19,941
Liabilities and Shareholders' Equity                               ============
Current liabilities:
  Current portion of long-term debt                                $        463
  Accounts payable                                                          549
  Accrued employee compensation and benefit costs                           732
  Other accrued liabilities                                                 175
                                                                   ------------
     Total current liabilities                                            1,919
Long-term debt                                                            5,211
Deferred income taxes                                                       358
Other non-current liabilities                                               244
Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,033
  Retained earnings                                                       1,516
  Accumulated other comprehensive loss                                     (107)
                                                                   ------------

                                                                         14,965

  Employee stock ownership trust commitment                              (2,236)
  Treasury stock, at cost 121,605 shares                                   (520)
                                                                   ------------

     Total shareholders' equity                                          12,209
                                                                   ------------

                                                                   $     19,941
                                                                   ============

                 See notes to consolidated financial statements
                                      -F3-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     ($000's omitted except per share data)
                                                                       Year Ended
                                                                      December 31,
                                                                  2003              2002
                                                                --------          --------

Net revenues                                                    $ 17,574          $ 15,607
Costs and expenses:
   Cost of goods sold, exclusive of depreciation                  13,067            12,096
   Selling, general and administrative                             3,272             2,977
   Interest                                                          160               196
   Depreciation and amortization                                     669               660
                                                                --------          --------

                                                                  17,168            15,929
                                                                --------          --------

Income (loss) before income taxes                                    406              (322)

Income tax provision (benefit)                                       152               (93)
                                                                --------          ---------

Net income (loss)                                               $    254          $   (229)
                                                                ========          =========


Income (Loss) Per Share:
Basic
-----
Net income (loss) per share                                     $   0.13          $  (0.12)
                                                                ========          =========
Diluted
-------
Net income (loss) per share                                     $   0.13          $  (0.12)
                                                                ========          =========

                 See notes to consolidated financial statements

                                      -F4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                ($000's omitted)

                                                                        Year Ended
                                                                        December 31,
                                                                   2003            2002
                                                                ---------       ---------
Cash flows related to operating activities:
   Net income (loss)                                            $     254       $    (229)
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
   Depreciation and amortization                                      669             660
   Deferred income taxes                                              184             (97)
Change in assets and liabilities -
        Accounts receivable                                           145              66
        Inventories                                                   (47)            276
        Prepaid income taxes                                           72             (48)
        Other assets                                                 (125)            628
        Other non-current assets                                       24              (9)
        Accounts payable                                              131            (442)
        Accrued employee compensation and benefit costs               (57)            103
        Other accrued liabilities                                      66             (77)
        Other non-current liabilities                                 (64)             (8)
        Employee stock ownership trust payment                        101             101
                                                                ---------       ---------
Net cash provided by operating activities                           1,353             924
                                                                ---------       ---------
Cash flows related to investing activities:
  Capital expenditures - property, plant &
       equipment                                                     (148)           (717)
                                                                ---------       ---------
Net cash used in investing activities                                (148)           (717)
                                                                ---------       ---------
Cash flows related to financing activities:
   Increase in demand loan                                            250             400
   Acquisition of long-term debt                                        0             500
   Payments on demand loan                                           (250)           (600)
   Principal payments on long-term debt                              (378)           (548)
                                                                ---------       ---------
Net cash used in financing activities                                (378)           (248)
                                                                ---------       ---------
Net increase (decrease) in cash                                       827             (41)
Cash at beginning of period                                           679             720
                                                                ---------       ---------
Cash at end of period                                           $   1,506       $     679
                                                                =========       =========

Supplemental disclosures:
=========================

   Income taxes (received) paid                                ($     131)      $     132
   Interest paid                                                $     154       $     226

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

     Included in other current assets is $825,000 of unbilled revenues which represents revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

     Inventories
     -----------

     Inventories are stated generally at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out), and market provisions in respect of net realizable value and obsolescence are applied to the gross value of the inventory. Pre-production and start-up costs are expensed as incurred.

     Shipping and handling costs
     ---------------------------

     Shipping and handling costs are classified as a component of cost of goods sold.

                                      -F6-

     Property, plant and equipment
     -----------------------------

     Property, plant and equipment is carried at cost; expenditures for new facilities and equipment and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

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

     The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     Employee stock ownership plan
     -----------------------------

     Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

     Use of estimates
     ----------------

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                      -F7-

     New accounting pronouncements
     -----------------------------

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The FASB's stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected returns if they occur, or both. In December 2003, the FASB issued a revised FIN 46 ("FIN 46R") which attempts to clarify the guidance in the original interpretation. FIN 46 applies to variable interest entities created after January 31, 2003. FIN 46 also applies to all variable interest entities created prior to February 1, 2003 that are considered to be special-purpose entities (as defined in FIN 46R) as of December 31, 2003. FIN 46R must be applied to all variable interest entities no later than the end of the first reporting period that ends after March 15, 2004. This provision did not have a material impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". This EITF addresses the accounting by a vendor for consideration (vendor allowances) given to a customer, including a reseller of the vendor's products, and the accounting by a reseller for cash consideration received from a vendor. It is effective for certain arrangements entered into after November 21, 2002, and for all new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

                                      -F8-

     Risk Factors
     ------------

     The aviation and aerospace industries as well as markets for the Company's consumer products are facing new and different challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today's global economy, global competition, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company's advanced technology and cutlery products make it difficult to predict the impact on future financial results.

2.   Inventories                                         December 31, 2003
     -----------                                         -----------------
                                                         ($000's omitted)

     Raw materials and common parts                          $    1,112
     Work-in-process                                              5,341
     Finished goods                                                 593
                                                             ----------
                                                                  7,046
     Less: common parts expected to be used
       after one year                                              (236)
                                                             ----------
                                                             $    6,810
                                                             ==========

3.   Property, plant and equipment                       December 31, 2003
     -----------------------------                       -----------------
                                                         ($000's omitted)

     Land                                                    $       25
     Buildings                                                    6,452
     Machinery, equipment and tooling                             9,760
                                                             ----------
                                                                 16,237
         Less accumulated depreciation                           (9,677)
                                                             ----------

                                                             $    6,560
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

                                      -F9-

 4.  Long-term debt                                                              December 31, 2003
     --------------                                                              -----------------
                                                                                  ($000's omitted)

     Industrial Development Revenue Bonds; secured by a
         letter of credit from a bank with interest payable monthly
         at a floating rate (1.53% at December 31, 2003)                              $    4,320

     Term loan payable to a financial institution
         interest at LIBOR plus 2% (3.16% at
         December 31, 2003); quarterly principal payments of
         $17,500 commencing January 1, 2005; payable in full
         October 1, 2009                                                                     500

     Term loan payable to a financial institution
         interest at a rate of 3.4% at
         December 31, 2003; quarterly principal
         payments of $35,714 through February 1, 2006                                        321

     Secured term loan payable to a government agency
         interest fixed at 6%, monthly payments of $2,778;
         payable in full second quarter of 2004                                              117

     Secured term loan payable to a government agency
         interest fixed at 6%, monthly payments of $2,774
         through second quarter of 2012                                                      180

     Secured term loan payable to a government agency
         interest fixed at 3%; monthly payments of $1,950
         through fourth quarter of 2015                                                      236
                                                                                      ----------
                                                                                           5,674

     Less current portion                                                                   (463)
                                                                                      -----------
                                                                                      $    5,211
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

     Principal maturities of long-term debt are as follows: 2004 - $463,000; 2005 - $418,000; 2006 - $312,000, 2007 - $278,000; 2008 and thereafter -
     $4,203,000.

                                     -F10-

     The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2003. The average interest rate on draw-downs for 2003 was 4%.

     Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including the loan-to-value ratio, the interest coverage ratio, the fixed charge coverage ratio and the dividend payout ratio. At December 31, 2003, the Company was in compliance with all of its debt covenants.

5.   Employee benefit plans
     ----------------------

     Employee stock ownership plan (ESOP)
     ------------------------------------

     Under the  Company's  ESOP  adopted in 1985,  participating  employees  are awarded shares of the Company's common stock based upon eligible compensation and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 392,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2003 and 2002, approximately 445,000 and 470,000 shares, respectively, purchased by the ESOP remain unallocated.

     Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2003 and 2002. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

                                     -F11-

     Defined benefit plan
     --------------------

     The Company has noncontributory defined benefit pension plans. Plan benefits are based on stated amounts for each year of service and funding is in accordance with statutory requirements. The Company uses a measurement date of December 1 for its pension plans.

     WEIGHTED - AVERAGE ASSUMPTIONS

        The following table sets forth the weighted-average assumptions used to determine benefit obligations:
                                                                Pension Benefits
                                                                  December 1,
                                                             2003           2002
                                                             ----           ----
                Discount rate                                 6.0            6.5
                Rate of compensation increase                 N/A            N/A

        The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost:
                                                                Pension Benefits
                                                                  December 1,
                                                              2003          2002
                                                              ----          ----
                Discount rate                                 6.5            7.0
                Rate of compensation increase                 N/A            N/A
                Expected long-term return on plan assets      8.0            8.0

     PENSION PLAN

        The following table sets forth certain information attributable to the Company's employees participation in the Company's pension plans:

                                                                   Funded Plans
                                                                    December 1,
                                                              2003          2002
                                                              ----          ----
              Actuarial present value of benefit obligations:
                 Vested benefits                            $421,964    $396,437
                 Nonvested benefits                            7,387       8,137
                                                           ---------    --------
                 Accumulated benefit obligations            $429,351    $404,574
                                                            ========    ========
                 Projected benefit obligations              $429,351    $404,574
                                                            ========    ========

        Pension cost allocated to the Company related to the plans was $25,000 and $29,000 in 2003 and 2002, respectively. Total anticipated employer contribution for the 2004 plan year is $51,364.

                                     -F12-

     NARRATIVE DESCRIPTION OF DEVELOPMENT OF LONG-TERM RATE OF RETURN
        The Company uses historical performance in the market blended with consideration for inflation, risk-free rate of return and risk premium in development of a long-term rate of return.

     NARRATIVE DESCRIPTION OF INVESTMENT POLICY STRATEGIES
        The Company seeks to maximize income, growth of income, and long-term appreciation and preservation of capital. The assets must be invested with care and diligence with the overriding prudent man rule as a guide to investment management. The Company will, as a general guideline, make occasional disbursements and care should be taken to ensure available funds.

     Deferred compensation program
     -----------------------------

     The Company maintains a deferred compensation program designed to achieve, among other things, benefit parity for an officer of the Company. During 2003 and 2002, no amounts were accrued under this program. During 2003, the Company issued treasury stock to satisfy the deferred compensation liability and, as such, there are no amounts accrued on the deferred compensation program at December 31, 2003.

6.   Income tax provision (benefit)
     ------------------------------

     The provision (benefit) for income taxes included in the consolidated statement of operations consists of the following:

                                                            2003       2002
                                                            ----       ----
                                                            ($000's omitted)
         Current:
           Federal income tax (benefit)                    ($   37)    ($   5)
           State income tax                                      5          9
                                                           -------     ------
                                                               (32)         4
         Deferred:                                         -------     ------
           Federal income tax (benefit)                        177       (111)
           State income tax                                      7         14
                                                           -------    -------

                                                               184        (97)
                                                           -------    -------
                                                           $   152    ($   93)
                                                           =======     =======

                                     -F13-

     The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:


                                                              2003       2002
                                                              ----       ----

         Statutory rate                                        34%       (34%)
         Increase resulting from:
           State income taxes (less federal effect)             2%         5%
           Extraterritorial income exclusion                   (3%)       (3%)
           Nondeductible expenses                               3%         4%

           Other                                                1%        (1%)
                                                             -----      ------

                                                               37%       (29%)
                                                             =====      ======

     At December 31, 2003, the deferred tax assets (liabilities) were comprised of the following:

                                                             ($000's omitted)

       Inventories                                               $    165
       Accrued employee compensation and benefit costs                195
       Operating loss and credit carryforwards                        138
       Minimum pension liability                                       63
       Other                                                            8
                                                                 ---------
       Total deferred tax assets                                      569

       Property, plant and equipment                                 (515)
       Other liabilities                                              (44)
                                                                 ---------
       Total deferred tax liabilities                                (559)
                                                                 ---------

       Net deferred tax asset                                    $     10
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

     At December 31, 2003, the Company has a Federal consolidated net operating loss carryforward of approximately $80,000 (approximately a $27,000 tax benefit) which begins to expire in 2022.

     At December 31, 2003, the Company also has New York State net operating loss carryforwards of approximately $992,000 (approximately a $33,000 net tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,576,000 (approximately a $104,000 net tax benefit) that begins to expire in 2006.

                                     -F14-

7.   Common shareholders' equity
     ---------------------------

                                   Common stock                                                               Accumulated
                                   ------------
                                Number            Capital in                                                     other
                               of shares           excess of  Retained              Treasury   Comprehensive  comprehensive
                                issued    Amount   par value  earnings     ESOP       stock    income (loss)  income (loss)
                               ---------------------------------------------------------------------------------------------
                                                 ($000's omitted except share amounts)
Balance December
    31, 2001                   2,614,506   $523    $13,361    $1,491    ($ 2,438)  ($ 1,054)                   ($    58)
Comprehensive loss:
   Net loss                       -          -        -         (229)       -          -        $  (229)           -
   Other comprehensive
      loss, net of tax:
       Minimum pension
         liability adjustment     -          -        -          -          -          -            (24)            (24)
                                                                                                --------
   Other comprehensive
    loss                          -          -        -          -          -          -            (24)           -
                                                                                                --------
Comprehensive loss                -          -        -          -          -          -        $  (253)           -
                                                                                                ========
Compensation expense              -          -        -          -           101       -                           -
                               ---------   ----    -------    ------    --------   ----------                  ---------
Balance December
    31, 2002                   2,614,506   $523    $13,361    $1,262    ($ 2,337)  ($ 1,054)                   ($    82)
                               =========   ====    =======    ======    ========   ==========                  =========
Comprehensive income:
   Net income                     -          -        -          254        -          -        $   254            -
   Other comprehensive
      loss, net of tax:
       Minimum pension
         liability adjustment     -          -        -          -          -          -            (25)            (25)

   Other comprehensive
    loss                          -          -        -          -          -          -            (25)           -
                                                                                                --------
Comprehensive income              -          -        -          -          -          -        $   229            -
                                                                                                ========
Compensation expense              -          -        -          -           101       -                           -
Treasury shares issued for
    deferred compensation
    obligation                    -          -        (328)      -          -           534                        -
                               --------    ----    -------    ------    --------   ---------                   ---------
Balance December
    31, 2003                   2,614,506   $523    $13,033    $1,516   ($ 2,236)   ($   520)                   ($   107)
                               =========   ====    =======    ======    ========   =========                   =========

                                     -F15-

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

                                                             Year Ended
                                                            December 31,
                                                          2003         2002
                                                          ----         ----
                                                           ($000's omitted
                                                       except per share data)

       Net income (loss)                               $    254     $   (229)
                                                       ========     =========
       Weighted average common shares
          outstanding (basic)                             2,001        1,898
       Incremental shares from assumed
          conversions of stock options                       10            0
       Weighted average common
          shares outstanding (diluted)                    2,011        1,898

       Basic
       -----
       Net income (loss) per share                     $   0.13     $ (0.12)
                                                       ========     ========
       Diluted
       -------
       Net income (loss) per share                     $   0.13     $ (0.12)
                                                       ========     ========


     Comprehensive income (loss)
     ---------------------------

     The minimum pension liability adjustment of $107,000 ($82,000 - 2002), which is net of taxes amounting to $63,000 ($48,000 - 2002), is the only component of other comprehensive income (loss) for 2003.

                                     -F16-

     Stock options
     -------------

     Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to certain Directors and Officers. The
     Company applies APB Opinion No. 25 and related interpretations in accounting for these Plans and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2003 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 2003, 156,600 shares of common stock were available under these plans. Options granted under these plans have durations of ten years and vesting periods ranging from six (6) months to four (4) years.

     A summary of the status of options granted under all employee plans is presented below:

                                                                       Weighted
                                                                       Average
                                                         Options       Exercise
                                                       Outstanding     Price ($)
                                                       -------------------------
            Outstanding as of December 31, 2001           319,200      5.37
            Granted in 2002                                  -          -
            Exercised in 2002                                -          -
            Forfeited in 2002                                -          -

            Outstanding as of December 31, 2002           319,200      5.37
            Granted in 2003                               145,000      2.045
            Exercised in 2003                                -          -
            Forfeited in 2003                                -          -

            Outstanding as of December 31, 2003           464,200      4.01

     The following tables summarize information about options outstanding at December 31, 2003:

                                                     Remaining
                  Exercise          Number          Contractual        Options
                 Prices ($)       Outstanding          Life          Exercisable
                 ---------------------------------------------------------------
                     8.50              93,000          4 years           93,000
                     3.8125           101,200          7 years          101,200
                     4.38             125,000          8 years          117,000
                     2.045            145,000         10 years          122,000
                                      -------                           -------
        Total                         464,200                           433,200
                                      =======                           =======

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the compensation cost for

                                     -F17-
     these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by SFAS No. 123, the pro forma effects on the years ended December 31, 2003 and 2002 are as follows:

                                                      2003             2002
                                                      ----             ----
              Net income (loss):
              As reported                           $254,000         $(229,000)
              Pro forma                             $128,000         $(406,000)

              Earnings (loss) per common share:
              As reported - basic                     $0.13          $(0.12)
              As reported - diluted                   $0.13          $(0.12)
              Pro forma - basic                       $0.06          $(0.21)
              Pro forma - diluted                     $0.06          $(0.21)

     There were 145,000 options granted in 2003. The Black-Scholes calculated estimated value of the options granted in 2003 was $1.277. The assumptions used to calculate this value include a risk-free interest rate of 3.83%, an expected term of 10 years, and an annual standard deviation (volatility) factor of 46.6%. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company's opinion the existing models do not necessarily provide a reliable measure of the value of the Company's stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company's 2003 options, the derived estimated value may be, in the Company's opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.

                                     -F18-

     Shareholders'  rights plan
     --------------------------

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

8.   Commitments
     -----------

     The  Company  leases  certain   equipment   pursuant  to  operating   lease
     arrangements. Total rental expense in 2003 and 2002 and future minimum payments under such leases are not significant.

9.   Litigation
     ----------

     There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

10.  Business  segments
     ------------------

     The Company operates in two business segments, the Advanced Technology Group and the Consumer Products Group. The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in the Advanced Technology Group involve the design, manufacture, and marketing of servo-control components for government and commercial applications. The Consumer Products Group's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign use.

                                     -F19-

     Information regarding the Company's operations in these segments is summarized as follows:


                                                      Advanced         Consumer
             Year ended                              Technology        Products
          December 31, 2003                             Group            Group         Consolidated
          -----------------                             -----            -----         ------------
                                                                   ($000's omitted)
       Revenues from unaffiliated customers         $     10,289       $   7,285        $      17,574
                                                    ============       =========        =============
       Profit                                       $      1,561       $     203                1,764
                                                    ============       =========
       Depreciation and amortization                $       (522)      $    (147)                (669)
                                                    ============       =========
       Interest expense                                                                          (160)
       General corporate expense                                                                 (529)
                                                                                        --------------

       Income before income taxes                                                       $         406
                                                                                        =============

       Identifiable assets                          $     13,920       $   6,021        $      19,941
                                                    ============       =========        =============

       Capital expenditures                         $         53       $      95        $         148
                                                    ============       =========        =============


                                                      Advanced         Consumer
             Year ended                              Technology        Products
          December 31, 2002                             Group            Group         Consolidated
          -----------------                             -----            -----         ------------
                                                                   ($000's omitted)

       Revenues from unaffiliated customers         $     10,213       $   5,394        $      15,607
                                                    ============       =========        =============
       Profit (loss)                                $      1,080       $     (41)               1,039
                                                    ============       =========
       Depreciation expense                         $       (506)      $    (154)                (660)
                                                    ============       =========
       Interest expense                                                                          (196)
       General corporate expense                                                                 (505)
                                                                                        --------------

       Loss before income taxes                                                         $        (322)
                                                                                        ==============

       Identifiable assets                          $     14,521       $   5,208        $      19,729
                                                    ============       =========        =============

       Capital expenditures                         $        326       $     391        $         717
                                                    ============       =========        =============

                                      -F20-

     The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $5,200,000 in 2003 and $3,400,000 in 2002. Similar contracts by the Consumer Products Group accounted for revenues of approximately $2,100,000 in 2003 and $190,000 in 2002. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 14% and 18% of total revenues in 2003 and 2002, respectively. The Company also had sales to another customer that amounted to approximately 17% and 21% of total revenues in 2003 and 2002, respectively. Another prime contractor provided sales of approximately 13% and 6% of total revenues in 2003 and 2002. No other single customer represented more than 10% of the Company's revenues in any of these years.


                                     -F21-