Form 10KSB/A
period 2003-12-31
SERVOTRONICS INC /DE/
filed 2004-04-29
CIK 89140

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


                                 AMENDMENT NO. 1

                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2003 as set forth in the pages attached hereto:


                                    PART III
                                    --------

                  Item 9.     Directors,   Executive  Officers,   Promoters  and
                              --------------------------------------------------
                              Control Persons;  Compliance With Section 16(a) of
                              --------------------------------------------------
                              the Exchange Act.
                              ----------------

                  Item 10.    Executive Compensation.
                              ----------------------

                  Item 11.    Security Ownership of Certain Beneficial Owners
                              -----------------------------------------------
                              and Management.
                              --------------

                  Item 12.    Certain Relationships and Related Transactions.
                              ----------------------------------------------

                  Item 14.    Principal Accountant Fees and Services.
                              --------------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SERVOTRONICS, INC.
Dated as of:     April 28, 2004

                                                  By:/s/ Lee D. Burns
                                                     ---------------------------
                                                     Lee D. Burns
                                                     Treasurer and Secretary

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

                               SERVOTRONICS, INC.

                                 AMENDMENT NO. 1
                                       TO
                           FORM 10-KSB FOR YEAR ENDED
                                DECEMBER 31, 2003


Item 9.           Directors,  Executive Officers and Control Persons; Compliance
                  --------------------------------------------------------------
                  With Section 16(a) of the Exchange Act.
                  --------------------------------------

                  (a) Directors.  The table below sets forth certain information
                      ---------
regarding the directors of Servotronics, Inc. (the "Company"), each of whom was elected at the Company's 2003 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                      Position with the Company
                                      and Principal Occupation
                                      and Business Experience
Name                          Age     for Past Five Years
----                          ---     ---------------------------------

Dr. William H. Duerig         82      Director of the Company since 1990;
                                      Physicist and Senior Program Manager for
                                      Kearfott Guidance & Navigation Corporation for more than five years prior to retirement in 1993.

Donald W. Hedges              82      Director of the Company since 1967;
                                      self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.     43      Director of the Company since 1990; Vice
                                      President of the Company since 1990;
                                      Director of Corporate Development of the Company from 1987 to 1990;
                                      Director of e.Autoclaims.

Dr. Nicholas D. Trbovich      68      Chairman of the Board of Directors,
                                      President and Chief Executive Officer of the Company since 1959.

The Board has designated Dr. William H. Duerig as the Company's "Audit Committee financial expert" in accordance with the SEC rules and regulations. The Board has determined that Dr. Duerig is independent pursuant to Section 121A of the listing Standards of the American Stock Exchange.

                  (b)  Executive  Officers.  The  following  is a listing of the
                       -------------------
Company's executive officers:

                                                Position with the Company
                                                and Principal Occupation
                                                and Business Experience
Name                          Age               for Past Five Years
----                          ---               --------------------------------

Dr. Nicholas D. Trbovich      68                See table under "Directors."

Nicholas D. Trbovich, Jr.     43                See table under "Directors."

Raymond C. Zielinski          59                Vice President since 1990;
                                                Director of Manufacturing of the
                                                Company from 1983 to 1990.

Lee D. Burns                  62                Treasurer, Secretary and Chief
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

                  Section 16(A) Beneficial Ownership Reporting Compliance. Based
                  -------------------------------------------------------
solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its officers and directors were timely made.

Item 10.          Executive Compensation.
                  ----------------------
                  Directors'  Fees.  Under the Company's  standard  compensation
                  ----------------
arrangements with directors who are not employees, they are paid a yearly director's fee of $10,000 plus a per meeting fee of $650 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the director's and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $2,500 plus a per-meeting fee of $450 and reimbursement of actual expenses for attendance at Audit Committee meetings.

                  Compensation Table. The following table shows the compensation
                  ------------------
paid by the Company to each executive officer of the Company whose total salary and bonus from the Company and its subsidiaries exceeded $100,000 during any of the last three fiscal years (the "Named Officers").

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Long Term
                                                                  Annual Compensation                      Compensation
                                                      ----------------------------------------     ------------------------------


                                                                                                         Awards
                                                                                 Other              Securities
                                                                                 Annual             Underlying         All Other
Name and                                                                         Compen-            Options            Compen-
Principal Position                           Year     Salary       Bonus (1)     sation (2)         (No. of Shares)    sation (3)
------------------                           ----     ------       ---------    -----------         ---------------    ----------
Dr. Nicholas D. Trbovich.................    2003       $359,579         --              --             50,000          $34,886
  Chairman, President and                    2002        347,419    $15,000              --                 --           45,620
  CEO                                        2001        337,301     30,000              --             45,000           44,002

Raymond C. Zielinski.....................    2003       $134,263         --              --              9,000         $  3,409
  Vice President                             2002        129,308   $  6,500              --                 --            4,414
                                             2001        120,423     10,000              --              8,000           12,269

Nicholas D. Trbovich, Jr.................    2003       $139,446         --              --              27,000         $13,848
  Director, Vice President                   2002        129,308   $  6,500              --                  --          19,885
                                             2001        120,423     10,000              --              24,000          14,699

Lee D. Burns.............................    2003       $122,809         --              --               9,000         $12,569
  Treasurer, Secretary and CFO               2002        118,532   $  6,500              --                  --             712
                                             2001        110,327     10,000              --               8,000           6,834



(1) The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. No bonuses were paid in the year 2003. Discretionary payments authorized for 2004 will be included in the compensation table for 2004 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

(2) The values of perquisites and other personal benefits are not shown on the table because the aggregate amount of such compensation (if any) for each year shown did not exceed 10% of the Named Officer's annual salary and bonus for that year.

(3) All Other Compensation for 2003 includes (i) an allocation of 1,378 share, 940 shares, and 1,020 shares for Dr. Trbovich, Mr. Zielinski and Mr. Trbovich, Jr., respectively, of common stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 2003 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $3.10 per share; (ii) $4,350, $494, $118, and $747 to Dr. Trbovich, Mr. Zielinski, Mr. Trbovich, Jr. and Mr. Burns, respectively, for life insurance; and

         (iii) $26,265, $10,570, and $11,822 paid to Dr. Trbovich, Mr. Trbovich, Jr. and Mr. Burns, respectively, for untaken vacation pursuant to a policy that is generally applicable to all employees of the Company; these amounts reflect accrued vacation earned and expensed by the Company prior to when the payments were received.

                  Option  Grants.  The following  tables give  information  with
                  --------------
respect to stock options granted to, exercised or owned by the Named Officers during 2003.

-----------------------------------------------------------------------------------------------
                               OPTION GRANTS IN LAST FISCAL YEAR
                                      (INDIVIDUAL GRANTS)
-----------------------------------------------------------------------------------------------

                                Number of    Percent of Total
                               Securities     Options/SARs
                               Underlying      Granted to
                              Options/SARs     Employees        Exercise of      Expiration
  Name of Officer              Granted (#)   in Fiscal Year    Base Price ($/Sh)    Date
  ---------------              -----------   --------------    -----------------    ----
--------------------------- ---------------- ---------------- ------------------ -------------
Dr. Nicholas D. Trbovich...       50,000 (1)     45.9%           $2.045           4/10/13
--------------------------- ---------------- ---------------- ------------------ -------------
Raymond C. Zielinski.......        9,000 (2)      8.3%           $2.045           4/10/13
--------------------------- ---------------- ---------------- ------------------ -------------
Nicholas D. Trbovich, Jr...       27,000 (1)     24.8%           $2.045           4/10/13
--------------------------- ---------------- ---------------- ------------------ -------------
Lee D. Burns...............        9,000 (2)      8.3%           $2.045           4/10/13
--------------------------- ---------------- ---------------- ------------------ -------------

(1) Exercisable on October 11, 2003
(2) Exercisable on April 11, 2004

                  Option Exercises and Fiscal Year End Values.  No Named Officer
                  -------------------------------------------
exercised options during 2003. The following table shows information with respect to the value of unexercised options held by the Named Officers as of December 31, 2003. Valuation calculations for unexercised options are based on the closing price ($2.90) of a Share on the American Stock Exchange on December 31, 2003.

             AGGREGATED OPTION/SAR EXERCISES WITH LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                               Value of
                                    Number of                 Unexercised
                               Unexercised Securities         In-The-Money
                               Underlying Options at           Options at
                                 Fiscal Year-End:            Fiscal Year End:
  Name of Officer          Exercisable/Unexercisable   Exercisable/Unexercisable
  ---------------          -------------------------   -------------------------

Dr. Nicholas D. Trbovich...         170,600/0               $42,750/0

Raymond C. Zielinski.......       21,300/9,000              0/$7,695

Nicholas D. Trbovich, Jr. .         87,800/0                $23,085/0

Lee D. Burns...............       21,300/9,000              0/$7,695

                  Employment Agreement. Dr. Trbovich has an employment agreement
                  --------------------
with the Company pursuant to which he is entitled to receive minimum direct compensation of $363,995 per annum, or such greater amount as the Company's Board of Directors may determine, and lifetime health and life insurance benefits. In the event of Dr. Trbovich's death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich, he is entitled to terminate the agreement and receive a payment of 2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2008), as such date may be extended, Dr. Trbovich will be entitled to a severance payment equal to nine months' salary and benefits.

Item 11.          Security   Ownership   of   Certain   Beneficial   Owners  and
                  --------------------------------------------------------------
                  Management.
                  ----------

                  (a)  Security  Ownership  of Certain  Beneficial  Owners.  The
                       ---------------------------------------------------
following table lists the persons that owned beneficially, as of April 12, 2004, more than 5% of the outstanding shares of common stock of the Company, based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person.

Name and Address of                    Amount and Nature of        Percent of
Beneficial Owner                       Beneficial Ownership        Class (1)
----------------                       --------------------        ---------

Servotronics, Inc. Employee
  Stock Ownership Trust (2)                   836,971 (2)              33.6%
1110 Maple Street
P.O. Box 300 Elma, New York 14059

Dr. Nicholas D. Trbovich                      557,689 (3)              20.9%
1110 Maple Street
P.O. Box 300 Elma, New York 14059

Harvey Houtkin (4)                            352,088 (4)              14.1%
160 Summit Avenue
Montvale, New Jersey   07645


(1) Percent of class is based upon 2,492,901 shares of common stock outstanding as of April 12, 2004 plus, in the case of Dr. Trbovich, the shares underlying his stock options, all of which are presently exercisable.

(2)      The  trustees  of  the  Servotronics,  Inc.  Employee  Stock  Ownership
         Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski--direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's shares. As of April 12, 2004, approximately 391,646 shares have been allocated to the accounts of participants and approximately 445,325 shares (17.9% of the shares outstanding) remain unallocated.

(3) This amount includes (i) 32,309 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) an option to acquire 170,600 shares; (iii) approximately 42,974 shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the shares beneficially owned by certain of Dr. Trbovich's other relatives.

(4) Based on a statement on Schedule 13D, as last amended on February 12, 2004, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 190,000 shares and shared voting and investment power with respect to 162,088 shares. Mr. Houtkin disclaims beneficial ownership in additional shares owned by other members of his family.

                  (b) Security Ownership of Management. The following table sets
                      --------------------------------
forth, as of April 12, 2004, information as to the beneficial ownership of shares of common stock of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person, except as otherwise indicated):

Name of                       Amount and Nature of               Percent of
Beneficial Owner              Beneficial Ownership               Class (1)
----------------              --------------------               ---------

Dr. Nicholas D. Trbovich             557,689 (2)                  20.9%

Nicholas D. Trbovich, Jr.            124,520 (3)                   4.8%

Donald W. Hedges                      66,336 (4)                   2.6%

Dr. William H. Duerig                 65,193 (5)                   2.6%

Raymond C. Zielinski                  54,753 (6)                   2.2%

Lee D. Burns                          49,895 (7)                   2.0%

All directors and executive
officers as a group                1,363,711 (8)(9)               46.46%


(1) Percent of class is based upon 2,492,901 shares of common stock outstanding as of April 12, 2004 plus the number of shares subject to stock options held by the indicated person or group.

(2) See note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes 87,800 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable and approximately 20,906 shares allocated to Mr. Trbovich, Jr.'s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich, Jr. serves as one of three trustees. See note (6) below and the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 61,600 shares which Mr. Hedges has the right to acquire under stock option plans all of which are currently exercisable. Mr. Hedges has sole voting and investment power with respect to 4,261 shares and shared voting and investment power with respect to 475 shares.

(5)      This amount  includes  61,600  shares which Dr. Duerig has the right to
         acquire   under  a  stock  option  plan  all  of  which  are  currently exercisable. Dr. Duerig has sole voting with respect to 3,593 shares.

(6) This amount includes 30,300 shares which Mr. Zielinski has the right to acquire under stock options which are currently exercisable and approximately 16,126 shares allocated to Mr. Zielinski's account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the ESOT as to which Mr. Zielinski. serves as one of three trustees. See note (8) below and the table in "Security Ownership of Certain Beneficial Owners."

(7) This amount includes 30,300 shares which Mr. Burns has the right to acquire under stock options which are currently exercisable and approximately 6,423 shares allocated to Mr. Burns' account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the ESOT as to which Mr. Burns serves as one of three trustees. See note (8) below and the table in "Security Ownership of Certain Beneficial Owners."

(8) Includes unallocated shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as shares allocated to the accounts of all officers as a group under the related plan. See the table in "Security Ownership of Certain Beneficial Owners" and note (2) thereto.

(9)      See notes (2) through (7) above.

                  (c)   Securities   Authorized   for   Issuance   Under  Equity
                        --------------------------------------------------------
Compensation Plans.
------------------

---------------------------------------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------

                                                                                    Number of securities
                            Number of securities                                   remaining available for
                             to be issued upon           Weighted-average           future issuance under
                          exercise of outstanding       exercise price of            equity compensation
                             options, warrants         outstanding options,      plans (excluding securities
                                 and rights            warrants and rights        reflected in column (a))
    Plan category                   (a)                       (b)                            (c)
    -------------           -------------------          --------------              ---------------------

------------------------ --------------------------- ------------------------- --------------------------------

Equity compensation
  plans approved by
  security                           270,000                   $3.126                       80,000
holders.................

------------------------ --------------------------- ------------------------- --------------------------------

Equity compensation
  plans not approved
  by security holders...             194,200                   $6.057                       76,600
                                     -------                   ------                       ------

------------------------ --------------------------- ------------------------- --------------------------------
                                     464,200                   $4.352                      156,600
                                     =======                   ------                      =======

Total...................
------------------------ --------------------------- ------------------------- --------------------------------

Item 12.          Certain Relationships and Related Transactions.
                  ----------------------------------------------

                  During 2003, Dr. Trbovich's son, Nicholas D. Trbovich, Jr., served as an officer and director of the Company and received the compensation disclosed in the Summary Compensation Table in Item 10. See also, the discussion under "Employment Agreement" in Item 10. Michael D. Trbovich, also a son of Dr.

Nicholas D. Trbovich, received remuneration of $74,852 which includes fringe benefits for health insurance, life insurance and an amount paid for untaken vacation. He did not receive a benefit (i.e.: a no-cost allocation of Company shares) from the Company's ESOP.

Item 14.          Principal Accountant Fees and Services.
                  --------------------------------------

                  The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal 2003 and 2002.

                  ------------------------------------------ ------------------
                                              2003               2002
                                              ----               ----
                  ---------------------- ------------------- ------------------
                  Audit Fees (1)........     $83,750              $79,250
                  ---------------------- ------------------- ------------------
                  Audit-Related Fees....           0                6,000
                  ---------------------- ------------------ ------------------
                  Tax Fees (2)..........      30,300               31,300
                  ---------------------- ------------------- ------------------
                  All Other Fees .......           0                    0
                  ---------------------- ------------------- ------------------
                  Total.................    $114,050             $116,550
                  ---------------------- ------------------- ------------------

(1) Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) Tax fees principally included fees for tax preparation and tax consulting services.

The Audit Committee  pre-approves  all audit and legally  permissible  non-audit
services   provided  by  the  independent   accountants.   The  Audit  Committee
pre-approved all services performed by PricewaterhouseCoopers LLP during 2003.