Form 10QSB
period 2004-03-31
SERVOTRONICS INC /DE/
filed 2004-05-17
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

  For the transition period from                      to
                                 --------------------    --------------------
  Commission File No. 1 - 07109

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
                                        ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at April 30, 2004
   -------------------------------              -----------------------------
     Common Stock, $.20 par value                        2,492,901



Transitional Small Business Disclosure Format (Check one):
    Yes       ;    No    X
       ------          ------

                                      INDEX
                                      -----


        PART I. FINANCIAL INFORMATION                                         Page No.
                                                                              --------
Item 1. Financial Statements (Unaudited)

        a) Consolidated balance sheet at March 31, 2004                           3

        b) Consolidated statement of operations for the three months ended
           March 31, 2004 and 2003                                                4

        c) Consolidated statement of cash flows for the three months ended
           March 31, 2004 and 2003                                                5

        d) Notes to consolidated financial statements                             6

Item 2.  Management's Discussion and Analysis or Plan of Operation                9

Item 3.  Controls and Procedures                                                 11

         PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity
         Securities                                                              11

Item 6.  Exhibits and Reports on Form 8-K                                        11

         Signatures                                                              13

                                     PART I
                              FINANCIAL INFORMATION
                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       ($000's omitted except share data)
                                   (Unaudited)
                                                                  March 31, 2004
Assets                                                            --------------
Current assets:
  Cash                                                             $      1,758
  Accounts receivable                                                     3,405
  Inventories                                                             6,774
  Prepaid income taxes                                                       73
  Deferred income taxes                                                     368
  Other assets (See Note 1 to consolidated financial statements)          1,475
                                                                   ------------

     Total current assets                                                13,853

Property, plant and equipment, net                                        6,518

Other non-current assets                                                    548
                                                                   ------------

                                                                   $     20,919
                                                                   ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                $        463
  Accounts payable                                                          840
  Accrued employee compensation and benefit costs                           946
  Other accrued liabilities                                                 449
  Accrued income taxes                                                       94
                                                                   ------------
     Total current liabilities                                            2,792

Long-term debt                                                            5,159

Deferred income taxes                                                       357

Other non-current liability                                                 244

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                               523
  Capital in excess of par value                                         13,033
  Retained earnings                                                       1,674
  Accumulated other comprehensive loss                                     (107)
                                                                   ------------
                                                                         15,123
  Employee stock ownership trust commitment                              (2,236)
  Treasury stock, at cost 121,605 shares                                   (520)
                                                                   ------------

Total shareholders' equity                                               12,367
                                                                   ------------
                                                                   $     20,919
                                                                   ============

              See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                           2004          2003
                                                           ----          ----

Net revenues                                          $    5,328      $   3,829

Costs and expenses:
   Cost of goods sold, exclusive of depreciation           3,997          2,885
   Selling, general and administrative                       881            835
   Interest                                                   36             43
   Depreciation and amortization                             162            178
                                                      ----------      ---------

                                                           5,076          3,941
                                                      ----------      ---------

Income (loss) before income taxes                            252           (112)

Income tax provision (benefit)                                94            (41)
                                                      ----------      ---------

Net income (loss)                                     $      158      $     (71)
                                                      ==========      =========


Income (Loss) Per Share:
Basic
-----
Net income (loss) per share                           $     0.08      $   (0.04)
                                                      ==========      =========
Diluted
-------
Net income (loss) per share                           $     0.08      $   (0.04)
                                                      ==========      =========



              See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                              2004         2003
                                                              ----         ----

Cash flows related to operating activities:
   Net income (loss)                                        $   158     $   (71)
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
   Depreciation and amortization                                162         178
Change in assets and liabilities -
        Accounts receivable                                    (917)        109
        Inventories                                              36        (261)
        Other assets and prepaid income taxes                     1         (48)
        Other current assets                                    111        (167)
        Accounts payable                                        291         218
        Accrued employee compensation and benefit costs         214          34
        Accrued income taxes                                     94           0
        Other accrued liabilities                               274          96
                                                            -------     -------

Net cash provided by operating activities                       424          88
                                                            -------     -------

Cash flows related to investing activities:
   Capital expenditures - property, plant and
       equipment                                               (120)        (14)
                                                            -------     -------

Net cash used in investing activities                          (120)        (14)
                                                            -------     -------

Cash flows related to financing activities:
   Increase in demand loan                                        0          50
   Payments on demand loan                                        0         (50)
   Principal payments on long-term debt                         (52)        (52)
                                                            -------     -------

Net cash used in financing activities                           (52)        (52)
                                                            -------     -------

Net increase in cash                                            252          22

Cash at beginning of period                                   1,506         679
                                                            -------     -------

Cash at end of period                                       $ 1,758     $   701
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

         Included in other current assets is $622,000 of unbilled revenues which
represents   revenue   earned  under  the   percentage  of   completion   method
(cost-to-cost) not yet billable under the terms of the contracts.

2.       Inventories
         -----------
                                                                 March 31, 2004
                                                                ----------------
                                                                ($000's omitted)

              Raw materials and common parts                          $   3,175
              Work-in-process                                             3,498
              Finished goods                                                337
                                                                      ---------

                                                                          7,010

              Less common parts expected to be used after one year         (236)
                                                                      ---------

                                                                      $   6,774
                                                                      =========

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

3.       Property, plant and equipment
         -----------------------------                           March 31, 2004
                                                                ----------------
                                                                ($000's omitted)
              Land                                                    $      25
              Buildings                                                   6,452
              Machinery, equipment and tooling                            9,880
                                                                      ---------
                                                                         16,357
              Less accumulated depreciation                              (9,839)
                                                                      ---------
                                                                      $   6,518
                                                                      =========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations which are generally customary in its industry.

4.       Long-term debt
         --------------                                          March 31, 2004
                                                                ----------------
                                                                ($000's omitted)

         Industrial Development Revenue Bonds;  secured by a
              letter  of credit  from a bank  with  interest
              payable  monthly at a floating  rate (1.27% at
              March 31, 2004)                                         $   4,320

         Term loan   payable  to  a  financial   institution
              interest  at LIBOR plus 2% (3.16% at March 31,
              2004); quarterly principal payments of $17,500
              commencing  January 1,  2005;  payable in full
              October 1, 2009                                              500

         Term loan   payable  to  a  financial   institution
              interest at a rate of 3.38% at March 31, 2004;
              quarterly   principal   payments   of  $35,714
              through February 1, 2006                                     286

         Secured term loan  payable to a  government  agency
              interest  fixed  at 6%,  monthly  payments  of
              $2,778; payable in full second quarter of 2004               108

         Secured term loan  payable to a  government  agency
              interest  fixed  at 6%,  monthly  payments  of
              $2,774 through second quarter of 2012                        176

         Secured term loan  payable to a  government  agency
              interest  fixed  at 3%;  monthly  payments  of
              $1,950  through  fourth  quarter  of 2015                    232
                                                                      --------
         Less current portion                                             (463)
                                                                      --------
                                                                      $  5,159
                                                                      ========

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

         The Company also has a $1,000,000 line of credit on which there is no balance outstanding at March 31, 2004.

5.       Common shareholders' equity
         ---------------------------

                                  Common stock
                                  ------------                                                            Accumulated
                             Number           Capital in                                                     other
                            of shares          excess of Retained              Treasury   Comprehensive  comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income           loss
                             -------------------------------------------------------------------------------------

Balance December
    31, 2003                2,614,506  $523    $13,033    $1,516   ($ 2,236)  ($   520)                      ($107)
                            =========  ====    =======     =====    =======    =======                        =====
Comprehensive income
   Net income                   -       -         -       $  158      -          -           $ 158            -
   Other comprehensive income,
      net of tax                -       -         -         -         -          -           -                -
       Minimum pension liability
         adjustment             -       -         -         -         -          -           -                -
   Other comprehensive
    income                      -       -         -         -         -          -            -               -
                                                                                             -----
Comprehensive income            -       -         -         -         -          -           $ 158            -
                                                                                             =====
Compensation expense            -       -         -         -         -          -                             -
                            ---------  ----    -------    ------    --------   --------                       -----
Balance March 31, 2004      2,614,506  $523    $13,033    $1,674   ($ 2,236)  ($   520)                      ($107)
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

                                                    Three Months Ended
                                                         March 31,
                                                  2004              2003
                                                  ----              ----
                                                      ($000's omitted
                                                  except per share data)

  Net income (loss)                              $  158            $ (71)
                                                 ======            ======

  Weighted average common shares
     outstanding (basic)                          2,048            1,922
  Incremental shares from assumed
     conversions of stock options                    47                0
  Weighted average common
     shares outstanding (diluted)                 2,095            1,922

    Basic
    -----
    Net income (loss) per share                  $ 0.08            $(0.04)
                                                 ======            =======
    Diluted
    -------
    Net income (loss) per share                  $ 0.08            $(0.04)
                                                 ======            =======

6.       Business segments
         -----------------
         The Company operates in two business segments, the Advanced Technology Group and the Consumer Products Group. The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in the Advanced Technology Group involve the design, manufacture, and marketing of servo-control components for government and commercial applications. The Consumer Products Group's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign customers and/or use.



         Three Month                    Advanced        Consumer
        Period Ended                   Technology       Products
       March 31, 2004                     Group           Group     Consolidated
       --------------                     -----           -----     ------------

Revenues from unaffiliated customers    $   2,671      $   2,657     $    5,328
                                        =========      =========     ==========
Profit                                  $     398      $     184     $      582
                                        =========      =========
Depreciation and amortization                                              (162)
Interest expense                                                            (36)
General corporate expense                                                  (132)
                                                                     ----------

Income before income taxes                                           $      252
                                                                     ==========

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------   ---------------------------------------------------------

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                    Relationship to    Period to
                                                     net revenues      period $
                                                  three months ended   increase
                                                       March 31,      (decrease)
                                                  2004       2003        04-03
                                                  ----       ----        -----
Net revenues
   Advanced technology products                   50.1%      65.5%        6.6%
   Consumer products                              49.9%      34.5%      100.9%
                                                  -----      -----      ------

                                                 100.0%     100.0%       39.2%

Cost of goods sold, exclusive of depreciation       75%      75.3%       38.5%
                                                  -----      -----      ------

Gross profit                                        25%      24.7%       41.0%
                                                  -----      -----      ------

Selling, general and administrative               16.5%      21.8%        5.5%
Interest                                           0.7%       1.1%      (16.3)%
Depreciation and amortization                      3.0%       4.6%       (9.0)%
                                                  -----      -----      ------

                                                  20.2%      27.5%        2.2%
                                                  -----      -----      ------

Income (loss) before income taxes                  4.8%      (2.8)%     325.2%

Income tax provision (benefit)                     1.8%      (0.9)%     329.3%
                                                  -----      -----      ------

Net income (loss)                                  3.0%      (1.9)%     322.8%
                                                  =====      =====      ======

Management Discussion
---------------------

         During the three month period ended March 31, 2004 and for the comparable period ended March 31, 2003, approximately 43% and 36% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company's business is performed under fixed price contracts. Continued government involvement in military operations overseas has had a direct impact on the financial results in both the Advanced Technology and Consumer Product's markets. Sales of products sold for government applications have increased approximately 65% when comparing the three month period ended March 31, 2004 to the comparable period of 2003 and are expected to remain strong. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, U.S. and foreign policy and the level of military operations and as such, it is difficult to predict the impact on future financial results.

Results of Operations
---------------------

         The Company's consolidated results of operations for the period ended March 31, 2004 showed an approximate $1,500,000 or 39.2% increase in net revenues with a turnaround in income before taxes of approximately $360,000. The increase in revenues is primarily attributed to increased government business.

         Gross profit increased 41.0% for the three month period ended March 31, 2004. During 2003, the Company incurred significant front-end costs associated with prototype, preproduction and start-up activities for the Consumer Products Group's combination combat knife and bayonet. The majority of such up-front costs were incurred and expensed in 2003 and prior. While the Company continues to incur such costs on an ongoing basis associated with products for both the Advanced Technology Group (ATG) and Consumer Products Group (CPG), the timing of such costs directly contributes to the fluctuation in gross profit from period to period because these costs are expensed as they occur and, as such, are not matched to their future revenues and benefits.

         Selling, general and administrative (SG&A) costs increased approximately 5.5% when compared to the same period in 2003. The increase in SG&A costs is primarily attributed to increased marketing and expanded sales efforts of the ATG and CPG and the increased costs for professional services and corporate governance necessitated by the Sarbanes-Oxley Act and related regulations. Such costs are expected to continue to be significant expense factors.

         Interest expense decreased for the quarter ended March 31, 2004 when compared to the same period in 2003 primarily due to a decrease in institutional debt.

         The Company continues to take advantage of the tax benefit for extraterritorial sales, which is reflected in the effective tax rate of approximately 37%.

Liquidity and Capital Resources
-------------------------------

         The Company's primary liquidity and capital requirements relate to the working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company's primary sources of liquidity in 2004 have been from positive cash flows.

         As of March 31, 2004 there are no material commitments for capital expenditures.

Off Balance Sheet Arrangements
------------------------------

         None.

Critical Accounting Policies
----------------------------

         The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

         In addition, our management reviewed our internal controls and, to management's knowledge, there have been no significant changes in the Company's internal controls or in other factors that could have a significant adverse affect on internal controls subsequent to the date of their last evaluation.

                                     PART II
                                OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
----------------------------------------------------------------------------
         SECURITIES
         ----------

         The Company's Board of Directors has previously authorized the repurchase of shares of its outstanding common stock. The Company did not repurchase any shares during the three months ended March 31, 2004. There are 88,955 shares that are still available for repurchase under this general authorization.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

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

Date: May 14, 2004




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