Form 10QSB
period 2004-06-30
SERVOTRONICS INC /DE/
filed 2004-08-16
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended June 30, 2004

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
                                                                       --    --


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding at July 31, 2004
    ----------------------------               ----------------------------
    Common Stock, $.20 par value                        2,492,901



     Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------

                                      INDEX
                                      -----


         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited)

         a) Consolidated balance sheet, June 30, 2004                      3

         b) Consolidated statement of operations for the three and six
         months ended June 30, 2004 and 2003                               4

         c)  Consolidated  statement  of cash flows for the six months
         ended June 30, 2004 and 2003                                      5

         d) Notes to consolidated financial statements                     6

Item 2.  Management's Discussion and Analysis or Plan of Operation         9

Item 3.  Controls and Procedures                                          11

         PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer  Purchases of
         Equity Securities                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

         Signatures                                                       13

                                PART I
                         FINANCIAL INFORMATION
                  SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                ($000's omitted except per share data)
                              (Unaudited)

                                                                            June 30, 2004
Assets                                                                      -------------
Current assets:
  Cash                                                                       $      1,908
  Accounts receivable                                                               3,236
  Inventories                                                                       6,785
  Prepaid income taxes                                                                 73
  Deferred income taxes                                                               368
  Other assets (See Note 1 to consolidated financial statements)                    1,372
                                                                             ------------

     Total current assets                                                          13,742
                                                                             ------------

Property, plant and equipment, net                                                  6,447

Other non-current assets                                                              546
                                                                             ------------

                                                                             $     20,735
Liabilities and Shareholders' Equity                                         ============
Current liabilities:
  Current portion of long-term debt                                          $        386
  Accounts payable                                                                    826
  Accrued employee compensation and benefit costs                                     894
  Other accrued liabilities                                                           296
  Accrued income taxes                                                                 63
                                                                             ------------

     Total current liabilities                                                      2,465
                                                                             ------------

Long-term debt                                                                      5,086

Deferred income taxes                                                                 358

Other non-current liability                                                           244

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                         523
  Capital in excess of par value                                                   13,033
  Retained earnings                                                                 1,889
  Accumulated other comprehensive loss                                               (107)
                                                                             -------------

                                                                                   15,338
  Employee stock ownership trust commitment                                        (2,236)
  Treasury stock, at cost 121,605 shares                                             (520)
                                                                             -------------

Total shareholders' equity                                                         12,582
                                                                             ------------

                                                                             $     20,735
                                                                             ============

                 See notes to consolidated financial statements

                  SERVOTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                ($000's omitted except per share data)
                              (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                           2004           2003              2004             2003
                                                           ----           ----              ----             ----

Net revenues                                           $   5,640       $   3,945       $  10,968         $    7,774

Costs and expenses:
   Cost of goods sold, exclusive of depreciation           4,145           2,921           8,142              5,806
   Selling, general and administrative                       951             845           1,832              1,680
   Interest                                                   36              41              72                 84
   Depreciation and amortization                             165             173             327                351
                                                       ---------       ---------       ---------         ----------

                                                           5,297           3,980          10,373              7,921
                                                       ---------       ---------       ---------         ----------

Income (loss) before income taxes                            343            (35)             595              (147)

Income tax provision (benefit)                               128            (13)             222               (54)
                                                       ---------       ---------       ---------         ----------

Net income (loss)                                      $     215       $    (22)       $     373         $     (93)
                                                       =========       =========       =========         ==========


Income (Loss) Per Share:
Basic
-----
Net income (loss) per share                            $    0.11       $  (0.01)       $    0.18         $   (0.05)
                                                       =========       =========       =========         ==========
Diluted
-------
Net income (loss) per share                            $    0.10       $  (0.01)       $    0.18         $   (0.05)
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements

                  SERVOTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                           ($000's omitted)
                              (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                          2004          2003
                                                                                          ----          ----

Cash flows related to operating activities:
   Net income (loss)                                                                 $    373        $   (93)
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
   Depreciation and amortization                                                          327            351
Change in assets and liabilities -
        Accounts receivable                                                              (748)            50
        Inventories                                                                        25           (409)
        Other assets                                                                      214           (302)
        Other current assets                                                                3              3
        Accounts payable                                                                  277            251
        Accrued employee compensation & benefit costs                                     162             30
        Accrued income taxes                                                               63             36
        Other accrued liabilities                                                         121            192
                                                                                      -------        -------

Net cash provided by operating activities                                                 817            109
                                                                                      -------        -------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                         (213)           (78)
                                                                                      --------       --------

Net cash used in investing activities                                                    (213)           (78)
                                                                                      --------       --------

Cash flows related to financing activities:
   Increase in demand loan                                                                  -             50
   Payments on demand loan                                                                  -            (50)
   Principal payments on long-term debt                                                  (202)          (104)
                                                                                      --------       --------

Net cash used in financing activities                                                    (202)          (104)
                                                                                      --------       --------

Net increase (decrease) in cash                                                           402            (73)

Cash at beginning of period                                                             1,506            679
                                                                                      -------        -------

Cash at end of period                                                                $  1,908        $   606
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

1.       Summary of significant accounting policies
         ------------------------------------------
Risk factors
------------

         The aviation and aerospace industries as well as markets for the Company's consumer products are facing new and evolving challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today's global economy, global competition, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company's advanced technology and cutlery products make it difficult to predict the impact on future financial results.

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

         Included in other current assets are $669,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

2.       Inventories
         -----------                                             June 30, 2004
                                                                 -------------

            Raw materials and common parts                         $   3,072
            Work-in-process                                            3,606
            Finished goods                                               343
                                                                   ---------

                                                                       7,021
            Less common parts expected to be used after one year        (236)
                                                                   ---------
                                                                   $   6,785
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

3.       Property, plant and equipment
         -----------------------------                           June 30, 2004
                                                                 -------------
              Land                                                 $      25
              Buildings                                                6,452
              Machinery, equipment and tooling                         9,973
                                                                   ---------
                                                                      16,450
              Less accumulated depreciation                          (10,003)
                                                                   ---------
                                                                   $   6,447
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


4.       Long-term debt
         --------------                                          June 30, 2004
                                                                 -------------

         Industrial Development Revenue Bonds;  secured
            by a  letter  of  credit  from a bank  with
            interest payable monthly at a floating rate
            (1.25% at June 30, 2004)                               $   4,320

         Term loan  payable to a financial  institution
            interest  at LIBOR  plus 2%  (3.11% at June
            30, 2004);  quarterly principal payments of
            $17,500 commencing January 1, 2005; payable
            in full October 1, 2009                                      500

         Term loan  payable to a financial  institution
            interest  at a rate of  3.38%  at June  30,
            2004;   quarterly   principal  payments  of
            $35,714 through February 1, 2006                             250

         Secured  term  loan  payable  to a  government
            agency   interest   fixed  at  6%,  monthly
            payments of $2,778; payable in 2004                            4

         Secured  term  loan  payable  to a  government
            agency,  monthly  payments of approximately
            $1,455 with interest waived payable through
            second quarter of 2012                                       172

         Secured  term  loan  payable  to a  government
            agency monthly payments of $1,950 including
            interest fixed at 3% payable through fourth
            quarter of 2015                                              226
                                                                   ---------

                                                                       5,472

         Less current portion                                           (386)
                                                                   ---------
                                                                   $   5,086
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

         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2004.


5.       Common shareholders' equity
         ---------------------------

                                      Common stock
                                      ------------                                                            Accumulated
                                 Number           Capital in                                                      other
                                of shares          excess of  Retained             Treasury   Comprehensive   comprehensive
                                 issued   Amount   par value  earnings    ESOP      stock       income           loss
                                 --------------------------------------------------------------------------------------
Balance December
    31, 2003                    2,614,506  $523    $13,033    $1,516   ($ 2,236) ($   520)                      ($107)
                                =========  ====    =======     =====    =======   =======                        =====
Comprehensive income
   Net income                       -       -         -       $  373      -         -           $ 373              -
   Other comprehensive income,
      net of tax                    -       -         -         -         -         -             -                -
       Minimum pension liability
         adjustment                 -       -         -         -         -         -             -                -
   Other comprehensive
    income                          -       -         -         -         -         -             -                -
                                                                                                -----
Comprehensive income                -       -         -         -         -         -           $ 373              -
                                                                                                =====
Compensation expense                -       -         -         -         -         -                              -
                                ---------  ----    -------    ------     ------    ------                        ----
Balance June 30, 2004           2,614,506  $523    $13,033    $1,889   ($ 2,236) ($   520)                      ($107)
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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                          2004             2003         2004              2003
                                                          ----             ----         ----              ----

  Net income (loss)                                     $  215            $  (22)      $  373            $ (93)
                                                        ======            =======      ======            ======

  Weighted average common shares
     outstanding (basic)                                 2,048             1,972        2,048            1,972
  Incremental shares from assumed
     conversions of stock options                           52                 0           32                0
  Weighted average common
     shares outstanding (diluted)                        2,100             1,972        2,080            1,972

    Basic
    -----
    Net income (loss) per share                         $  0.11           $(0.01)      $ 0.18            $(0.05)
                                                           ====            ======      ======            =======
    Diluted
    -------
    Net income (loss) per share                         $  0.10           $(0.01)      $ 0.18            $(0.05)
                                                           ====            ======      ======            =======

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

          Six Month                    Advanced      Consumer
        Period Ended                  Technology     Products
        June 30, 2004                    Group         Group     Consolidated
        -------------                    -----         -----     ------------

Revenues from unaffiliated customers   $   5,329    $   5,639     $   10,968
                                       =========    =========     ==========
Profit                                 $     782    $     476     $    1,258
                                       =========    =========
Depreciation and amortization                                           (327)
Interest expense                                                         (72)
General corporate expense                                               (264)
                                                                  -----------

Income before income taxes                                        $      595
                                                                  ==========

         Three Month                   Advanced      Consumer
        Period Ended                  Technology     Products
        June 30, 2004                    Group         Group     Consolidated
        -------------                    -----         -----     ------------

Revenues from unaffiliated customers   $   2,658    $   2,982     $    5,640
                                       =========    =========     ==========
Profit                                 $     384    $     292     $      676
                                       =========    =========
Depreciation and amortization                                           (165)
Interest expense                                                         (36)
General corporate expense                                               (132)
                                                                  -----------

Income before income taxes                                        $      343
                                                                  ==========

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                       Relationship to   Period to      Relationship to    Period to
                                                        net revenues     period $        net revenues      period $
                                                     three months ended  increase      six months ended    increase
                                                          June 30,      (decrease)         June 30,       (decrease)
                                                    2004       2003        04-03      2004       2003        04-03
                                                    ----       ----        -----      ----       ----        -----
Net revenues
   Advanced technology products                      47.1%      63.1%      6.8%        48.6%      64.2%      6.7%
   Consumer products                                 52.9%      36.9%    104.7%        51.4%      35.8%    102.8%
                                                     -----      -----                  -----      -----

                                                    100.0%     100.0%     43.0%       100.0%     100.0%     41.1%

Cost of goods sold, exclusive of
   depreciation                                      73.5%      74.0%     41.9%        74.2%      74.7%     40.2%
                                                     -----      -----                  -----      -----

Gross profit                                         26.5%      26.0%     46.0%        25.8%      25.3%     43.6%
                                                     -----      -----     ----         -----      -----     -----

Selling, general and administrative                  16.9%      21.4%     12.5%        16.7%      21.6%      9.0%
Interest                                              0.6%       1.0%    (12.2%)        0.7%       1.1%    (14.3%)
Depreciation and amortization                         2.9%       4.4%     (4.6%)        3.0%       4.5%     (6.8%)
                                                      ----       ----      ---          ----       ----      ---

                                                     20.4%      26.8%      8.8%        20.4%      27.2%      5.5%
                                                     -----      -----                  -----      -----

Income (loss) before income taxes                     6.1%      (0.8%)     -            5.4%      (1.9%)     -
                                                                                        ---        ---

Income tax provision (benefit)                        2.3%      (0.2%)     -            2.0%      (0.7%)     -
                                                      ----       -----                  ----       -----

Net income (loss)                                     3.8%      (0.6)%     -            3.4%      (1.2%)     -
                                                      ====      ======                  ====       =====


Management Discussion
---------------------

         During the six month period ended June 30, 2004 and for the comparable period ended June 30, 2003, approximately 47% and 37% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company's business is performed under fixed price contracts. Allocations of defense expenditures and government involvement in overseas military operations have had an impact on the Company's financial results. Sales of products sold for government applications have increased approximately 71% for the six month period ended June 30, 2004 compared to the corresponding period of 2003 and are expected to remain strong. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

Results of Operations
---------------------

         The Company's consolidated results of operations for the six month period ended June 30, 2004 showed an approximate $3,194,000 or 41.1% increase in net revenues with a turnaround in income before taxes of approximately $742,000. The Company's consolidated results of operations for the three month period ended June 30, 2004 showed an approximate $1,695,000 or 43.0% increase in net revenues with a turnaround in income before taxes of approximately $378,000. The increase in revenues is primarily attributed to increased government business.

         Gross profit increased 43.6% and 46.0% for the six and three month periods ended June 30, 2004 respectively, when compared to the same periods in 2003. During 2003, the Company incurred significant front-end costs associated with prototype, preproduction and start-up activities for the Consumer Products Group's combination combat knife and bayonet. The majority of such up-front costs were incurred and expensed in 2003 and prior. While the Company continues to incur such costs on an ongoing basis associated with products for both the Advanced Technology Group (ATG) and Consumer Products Group (CPG), the timing of such costs directly contributes to the fluctuation in gross profit from period to period because these costs are expensed as they occur and, as such, are not matched to their future revenues and benefits.

         Selling,    general   and   administrative   (SG&A)   costs   increased
approximately 9.0% when compared to the same six month period in 2003 and increased 12.5% for the three month period ended June 30, 2004 when compared to the same three month period in 2003. The increase in SG&A costs is primarily attributed to increased marketing and expanded sales efforts of the ATG and CPG and the increased costs for professional services and corporate governance necessitated by the Sarbanes-Oxley Act and related regulations. Such costs are expected to continue to be significant expense factors.

         Interest expense decreased for the six months and quarter ended June 30, 2004 when compared to the same period in 2003 primarily due to a decrease in institutional debt.

         The Company continues to take advantage of the tax benefit for extraterritorial sales, which is reflected in the effective tax rate of approximately 37%.

Liquidity and Capital Resources
-------------------------------

         The Company's primary liquidity and capital requirements relate to the Company's working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company's primary sources of liquidity in 2004 have been from positive cash flows from operations.

         As of June 30, 2004 there are no material commitments for capital expenditures.

         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2004.

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

         In addition, our management reviewed our internal controls and, to management's knowledge, there have been no significant changes in the Company's internal controls or in other factors that could significantly adversely affect internal controls subsequent to the date of their last evaluation.

                                     PART II

                                OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES  AND SMALL  BUSINESS  ISSUER  PURCHASES OF EQUITY
         -----------------------------------------------------------------------
         SECURITIES
         ----------
         The Company's Board of Directors has previously authorized the repurchase of shares of its outstanding common stock. The Company did not repurchase any shares during the six months ended June 30, 2004. There are 88,955 shares that are still available for repurchase under this general authorization.

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

                 32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

                         An 8-K was furnished on April 1, 2004 incorporating the
                           Press Release of Servotronics, Inc. dated March 30, 2004.
                         An 8-K was furnished on May 18, 2004 incorporating the
                           Press Release of Servotronics, Inc. dated May 17,
                           2004

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

Date: August 12, 2004




                                   SERVOTRONICS, INC.



                                   By: /s/Lee D. Burns, Treasurer
                                      -----------------------------------
                                       Lee D. Burns, Treasurer and
                                       Chief Financial Officer

                                   By: /s/ Raymond C. Zielinski, Vice President
                                      -----------------------------------------
                                       Raymond C. Zielinski, Vice President