Form 10QSB
period 2004-09-30
SERVOTRONICS INC /DE/
filed 2004-11-15
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 1 - 07109

                                        SERVOTRONICS, INC.
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
(Address of principal executive offices)

716-655-5990
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No  __.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class      Outstanding at October 31, 2004
            Common Stock, $.20 par value                                                                                                                                           2,492,901

Transitional Small Business Disclosure Format (Check one):
Yes ____ ;    No _X_

INDEX

PART I. FINANCIAL INFORMATION                                                                                                                                  Page No.

Item 1.       Financial Statements (Unaudited)

a)  Consolidated balance sheet, September 30, 2004                                                                                                            3

b)  Consolidated statement of operations for the three and nine months ended
  September 30, 2004 and 2003                                                                                                                                        4

c)  Consolidated statement of cash flows for the nine months ended
     September 30, 2004 and 2003                                                                                                                                        5

d)  Notes to consolidated financial statements                                                                                                                        6

Item 2.      Management’s Discussion and Analysis or Plan of Operation                                                                                            9

Item 3.      Controls and Procedures                                                                                                                                                12

     PART II. OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities, Use of Proceeds and Small Business
                 Issuer Purchases of Equity Securities                                                                                                                              12

Item 4.      Submission of Matters to a Vote of Security Holders                                                                                                      12

Item 6.      Exhibits                                                                                                                                                                          12

                 Signatures                                                                                                                                                                      14

PART I
FINANCIAL INFORMATION
SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($000’s omitted except per share data)
(Unaudited)

September 30, 2004
Assets
Current assets:
Cash	$ 2,011
Accounts receivable	3,143
Inventories	6,797
Prepaid income taxes	73
Deferred income taxes	368
Other assets (See Note 1 to consolidated financial statements)	1,631
Total current assets	14,023
Property, plant and equipment, net	6,399
Other non-current assets	543
$ 20,965
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$ 381
Accounts payable	935
Accrued employee compensation and benefit costs	782
Other accrued liabilities	339
Accrued income taxes	149
Total current liabilities	2,586
Long-term debt	5,042
Deferred income taxes	357
Other non-current liability	244
Shareholders' equity:
Common stock, par value $.20; authorized
4,000,000 shares; Issued 2,614,506 shares	523
Capital in excess of par value	13,033
Retained earnings	2,043
Accumulated other comprehensive loss	(107)
15,492
Employee stock ownership trust commitment	(2,236)
Treasury stock, at cost 121,605 shares	(520)
Total shareholders' equity	12,736
$ 20,965

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net revenues	$5,383	$4,487	$16,351	$12,261

Costs and expenses:
Cost of goods sold, exclusive of depreciation	4,031	3,339	12,173	9,145
Selling, general and administrative	913	756	2,745	2,436
Interest	36	38	108	122
Depreciation and amortization	159	158	486	509

	5,139	4,291	15,512	12,212
Income before income taxes	244	196	839	49
Income tax provision	90	73	312	19
Net income	$ 154	$ 123	$ 527	$ 30

Income Per Share:
Basic
Net income per share	$0.08	$0.06	$0.26	$0.02
Diluted
Net income per share	$0.07	$0.06	$0.25	$0.02

See Notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows related to operating activities:
Net income	$ 527	$ 30
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	486	509
Change in assets and liabilities -
Accounts receivable	(655)	30
Inventories	13	(419)
Other assets	(46)	(291)
Other current assets	6	5
Accounts payable	386	359
Accrued employee compensation & benefit costs	50	91
Accrued income taxes	149	115
Other accrued liabilities	164	142
Net cash provided by operating activities	1,080	571
Cash flows related to investing activities:
Capital expenditures - property, plant &
equipment	(324)	(113)
Net cash used in investing activities	(324)	(113)
Cash flows related to financing activities:
Increase in demand loan	-	250
Payments on demand loan	-	(250)
Principal payments on long-term debt	(251)	(156)
Net cash used in financing activities	(251)	(156)
Net increase in cash	505	302
Cash at beginning of period	1,506	679
Cash at end of period	$ 2,011	$ 981

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000 omitted in tables except for per share data)

The information set forth herein is unaudited. This financial information reflects all normal accruals and adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

1.         Summary of risk factors and significant accounting policies

Risk factors

The aviation and aerospace industries as well as markets for the Company’s consumer products are facing new and evolving challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today’s global economy, global competition, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company’s advanced technology and cutlery products make it difficult to predict the impact on future financial results.

Revenue recognition

The Company’s revenues are principally recognized as units are shipped and as terms and conditions of purchase orders are met. The Company also incurred costs for certain contracts which are long term. These contracts are accounted for under the percentage of completion method (cost-to-cost) which recognizes revenue as the work progresses towards completion.

Included in other current assets are $807,000 of unbilled revenues which represent revenue earned under the percentage of completion method (cost-to-cost) not yet billable under the terms of the contracts.

2.         Inventories

September 30, 2004
Raw materials and common parts	$ 3,411
Work-in-process	3,276
Finished goods	346
7,033
Less common parts expected to be used after one year	(236)
$ 6,797

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

3.	Property, plant and equipment

September 30, 2004
Land	$ 25
Buildings	6,483
Machinery, equipment and tooling	10,053
16,561
Less accumulated depreciation	(10,162)
$ 6,399

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

4.         Long-term debt
    September 30, 2004

Industrial Development Revenue Bonds; secured by a
letter of credit from a bank with interest payable monthly
at a floating rate (1.90% at September 30, 2004)                            $4,320

Term loan payable to a financial institution
interest at LIBOR plus 2% (3.60% at
September 30, 2004); quarterly principal payments of
$17,500 commencing January 1, 2005; payable in full
October 1, 2009      500

Term loan payable to a financial institution
      interest at a rate of 3.38% at
September 30, 2004; quarterly principal payments of
$35,714 through February 1, 2006                                                                                               214

Secured term loan payable to a government agency,
monthly payments of approximately $1,455 with
interest waived payable through second quarter of 2012                                                               167

Secured term loan payable to a government agency
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015                                                                      222

                                                                                                                                                            5,423
Less current portion                                                                                                                     __(381)

                                                                                                                                                          $5,042
                                                                                                                                                          =====

Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company’s headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company’s interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2004.

5.         Common shareholders’ equity

	Common stock							Accumulated
	Number		Capital in					other
	of shares		excess of	Retained		Treasury	Comprehensive	comprehensive
	issued	Amount	par value	earnings	ESOP	stock	income	loss
Balance December
31, 2003	2,614,506	$ 523	$ 13,033	$ 1,516	($ 2,236)	($ 520)		($ 107)
Comprehensive income
Net income	-	-	-	$ 527	-	-	$ 527	-
Other comprehensive income,
net of tax	-	-	-	-	-	-	-	-
Minimum pension liability
adjustment	-	-	-	-	-	-	-	-
Other comprehensive
income
Comprehensive income	-	-	-	-	-	-	$ 527	-
Compensation expense	-	-	-
Balance September 30, 2004	2,614,506	$ 523	$ 13,033	$ 2,043	($ 2,236)	($ 520)		($ 107)

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

	Three MonthsEnded		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$ 154	$ 123	$ 527	$ 30
Weighted average common shares
outstanding (basic)	2,048	2,022	2,048	1,989
Incremental shares from assumed
conversions of stock options	66	7	44	4
Weighted average common
shares outstanding (diluted)	2,114	2,029	2,092	1,993

Basic
Net income per share	$ 0.08	$ 0.06	$ 0.26	$ 0.02
Diluted
Net income per share	$ 0.07	$ 0.06	$ 0.25	$ 0.02

6.         Business segments

The Company operates in two business segments, Advanced Technology Group and Consumer Products Group. The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in Advanced Technology Group involve the design, manufacture, and marketing of servo-control components (i.e., control valves, actuators, etc.) for government and commercial industrial applications. Consumer Products Group’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a significant portion of finished products are for foreign end use.

Nine Month	Advanced	Consumer
Period Ended	Technology	Products
September 30, 2004	Group	Group	Consolidated

Revenues from unaffiliated customers	$ 8,352	$ 7,999	$ 16,351
Profit	$ 1,247	$ 583	$ 1,830
Depreciation and amortization			(486)
Interest expense			(108)
General corporate expense			(397)
Income before income taxes			$ 839

Three Month	Advanced	Consumer
Period Ended	Technology	Products
September 30, 2004	Group	Group	Consolidated

Revenues from unaffiliated customers	$ 3,023	$ 2,360	$ 5,383
Profit	$ 465	$ 107	$ 572
Depreciation and amortization			(159)
Interest expense			(36)
General corporate expense			(133)
Income before income taxes			$ 244

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

	Relationship to		Period to	Relationship to		Period to
	net revenues		period $	net revenues		period $
	three months ended		increase	nine months ended		increase
	September 30,		(decrease)	September 30,		(decrease)
	2004	2003	04-03	2004	2003	04-03
Net revenues
Advanced technology products	56.20%	56.20%	19.90%	51.10%	61.30%	11.10%
Consumer products	43.80%	43.80%	20.00%	48.90%	38.70%	68.50%
	100.00%	100.00%	20.00%	100.00%	100.00%	33.40%
Cost of goods sold, exclusive of
depreciation	74.90%	74.40%	20.70%	74.40%	74.60%	33.10%
Gross profit	25.10%	25.60%	17.70%	25.60%	25.40%	34.10%
Selling, general and administrative	17.00%	16.80%	20.80%	16.80%	19.90%	12.70%
Interest	0.70%	0.80%	(5.30%)	0.70%	1.00%	(11.50%)
Depreciation and amortization	3.00%	3.50%	0.60%	3.00%	4.20%	(4.50%)
	20.70%	21.10%	16.40%	20.50%	25.10%	8.90%
Income before income taxes	4.40%	4.50%	-	5.10%	0.30%	-
Income tax provision	1.50%	1.80%	-	1.90%	0.10%	-
Net income	2.90%	2.70%	-	3.20%	0.20%	-

Management Discussion

During the nine month period ended September 30, 2004 and for the comparable period ended September 30, 2003, approximately 45% and 39% respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company’s business is performed under fixed price contracts. Allocations of defense expenditures and government involvement in overseas military operations have had an impact on the Company’s financial results. Sales of products sold for government applications have increased approximately 19% for the nine month period ended September 30, 2004 compared to the corresponding period of 2003 and are expected to remain strong. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

Results of Operations

The Company’s consolidated results of operations for the nine month period ended September 30, 2004 showed an approximate $4,090,000 or 33.4% increase in net revenues to $16,351,000 with an over 17 times increase in net income to $527,000 when compared to the same nine month period of 2003. The Company’s consolidated results of operations for the three month period ended September 30, 2004 showed an approximate $896,000 or 20% increase in net revenues to $5,383,000 with an approximate 25% increase in net income to $154,000 when compared to the same three month period of 2003. The increase in revenues is primarily attributed to increased government business.

Gross profit for the nine and three month periods ended September 30, 2004, when compared to the same periods in 2003 remained consistent as a percentage of sales. The Company continues to incur costs associated with prototype and preproduction activities that are expensed in the period incurred. These costs as well as product mix can contribute to fluctuations in gross profit from period to period.

Selling, general and administrative (SG&A) costs increased approximately 12.7% when compared to the same nine month period in 2003 and increased 20.8% for the three month period ended September 30, 2004 when compared to the same three month period in 2003. The increase in SG&A costs is primarily attributed to increased costs for professional services and the increase in corporate governance necessitated by the Sarbanes-Oxley Act and related regulations and increased marketing and expanded sales efforts of the ATG and CPG. Such costs are expected to continue to be significant expense factors.

Interest expense decreased for the nine months and quarter ended September 30, 2004 when compared to the same period in 2003 primarily due to a decrease in institutional debt.

The Company continues to take advantage of the tax benefit for extraterritorial sales, which is reflected in the effective tax rate of approximately 37%.

The American Jobs Creation Act of 2004 (the Act) was signed into law in October 2004 and has several provisions for manufacturing companies including a deduction related to qualified production activities taxable income. The FASB is currently reviewing the impact of the qualified production activities deduction on deferred taxes and is expected to issue guidance in the fourth quarter of 2004. Until this guidance is issued, the impact on the Company cannot be determined.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to the Company’s working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company’s primary sources of liquidity in 2004 have been from positive cash flows from operations.

As of September 30, 2004 there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2004.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Also included are estimates for total costs to be incurred on certain long-term contracts recognized under the percentage of completion method. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

PART II
OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Board of Directors has previously authorized the repurchase of shares of its outstanding common stock. The Company did not repurchase any shares during the nine months ended September 30, 2004. There are 88,955 shares that are still available for repurchase under this general authorization.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Registrant was held on July 3, 2004. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.
           Withheld
Name of Nominee                   For                               Authority
Dr. Nicholas D. Trbovich              2,319,089                         2,179
Nicholas D. Trbovich, Jr               2,319,089                      2,179
Dr. William H. Duerig.                  2,318,840                         2,428
Donald W. Hedges                 2,318,840                         2,428

Item 6.    EXHIBITS

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2004

SERVOTRONICS, INC.

By: /s/Lee D. Burns, Treasurer
                        Lee D. Burns, Treasurer and
                        Chief Financial Officer

By: /s/ Raymond C. Zielinski, Vice President
                        Raymond C. Zielinski, Vice President