Form 10KSB
period 2004-12-31
SERVOTRONICS INC /DE/
filed 2005-03-31
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-KSB
X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.
Commission File No. 1-07109
SERVOTRONICS, INC.
(Name of small business issuer as specified in its charter)
Delaware	16-0837866
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1110 Maple Street, Elma, New York	14059
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 716-655-5990
Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on
Title of each class	which registered

Common Stock, $.20 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _x_ .  No _ _.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $22,113,000

As of March 14, 2005 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $7,503,970.275 based on the average of sales prices reported by the American Stock Exchange on that day.

As of March 14, 2005 the number of $.20 par value common shares outstanding was 2,492,901.

DOCUMENTS INCORPORATED BY REFERENCE
Document   Part of Form 10-KSB
2004 Proxy Statement                                                             Part III

Transitional Small Business Disclosure Format. Yes __ .  No _x_

PART I

Item 1.        Description of Business

General

Servotronics, Inc. and its subsidiaries (collectively the “Registrant” or the “Company”) design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives and various types of cutlery.

The Registrant was incorporated in New York in 1959. In 1972, the Registrant was merged into a wholly-owned subsidiary organized under the laws of the State of Delaware, thereby changing the Registrant’s state of incorporation from New York to Delaware.

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

To fill most of its orders for components, the Registrant must either modify a standard model or design a new item in order to satisfy the customer’s particular requirements. The Registrant also produces unique products based on specifications provided by its customers. The Registrant produces under long-term contracts and other types of orders.

The Registrant also produces metallic seals of various cross-sectional configurations. These seals fit between two surfaces, usually metal, to produce a more secure and leak-proof joint. The Registrant manufactures these seals to close tolerances from standard and special alloy steels. Ductile coatings are often applied to the seals in order to increase their effectiveness.

From time to time, the Registrant has also produced other products of its own and/or of a given design to meet customers’ requirements.

    Consumer Products

The Registrant designs, manufactures and sells a variety of cutlery products. These products include a wide range of kitchen knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Registrant sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Registrant also produces and markets other cutlery items such as carving forks and various specialty tools such as putty knives, linoleum sheet cutters and field knives. The Registrant manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Registrant’s commercial cutlery related products are intended for the medium to premium priced markets.

The Registrant sells many of its cutlery products under its own brand names including “Old Hickory” and “Queen.”

Sales, Marketing and Distribution

    Advanced Technology Products

The Registrant’s advanced technology products are marketed throughout the United States and are essentially non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Registrant’s professional staff and commissioned field engineering representatives.

During the Registrant’s last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 22% of the Registrant’s total revenues as compared to 30% in 2003. In 2004, sales of advanced technology products to each of Honeywell and United Technologies (including their respective subsidiaries and/or divisions) exceeded 10% of Registrant’s total revenues. In 2003, sales of advanced technology products to each of Honeywell, Raytheon and United Technologies (including their respective subsidiaries and/or divisions) exceeded 10% of Registrant’s total revenues. No other single customer represented more than 10% of the Company’s revenues in 2004 or 2003.

The Registrant’s prime contracts and subcontracts with the United States Government are subject to termination for the convenience of the Government. In the event of such termination, the Registrant is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Registrant’s business, less than 1% of its Government contracts have been terminated for convenience.

    Consumer Products

The Registrant’s consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Registrant’s Consumer Products Group also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 23% of the Registrant’s total sales in 2004 and approximately 12% of total sales in 2003. No other single customer represented more than 10% of the Company’s revenues in 2004. The Registrant sells its products through its own sales personnel and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 10 of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Registrant’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Registrant in research and development activities during its 2004 and 2003 fiscal years was not significant.

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

Competition

Although no reliable industry statistics are available to enable the Registrant to determine accurately its relative competitive position with respect to any of its products, the Registrant believes that it is a significant factor with respect to certain of its servo-control components. The Registrant’s share of the overall cutlery market is not significant.

The Registrant encounters active competition with respect to its products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Registrant believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Registrant’s knowledge, its principal competitors with regard to cutlery include World Kitchen, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Lifetime Hoan Corp. and Camillus Cutlery Company.

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

Employees

The Registrant, at December 31, 2004, had approximately 226 employees of which approximately 212 are full time. In excess of 81% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

Item 2.        Description of Properties

The Registrant’s executive offices are located on premises leased by the Registrant at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Registrant owns and/or leases real property as set forth in the following table:

Location	Approx. Acreage	Principal Product manufactured	Number of buildings and type of construction	Approx. floor area (sq. feet)
Elma, New York	38.4	Advanced Technology Products	1-concrete block/ Steel	82,000

Franklinville,
New York	11.7	Cutlery products	1-tile/wood and	149,000
			1-concrete/metal
Titusville,
Pennsylvania	.4	Cutlery products	2-brick	25,000

In Elma, New York, the Registrant leases approximately 38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Registrant to purchase the property for a nominal amount.

See the consolidated financial statements, including Note 8 thereto, for further information with respect to the Registrant’s lease commitments.

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

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters and Small Business Issuer
             Purchases of Equity Securities

(a)   Price range of common stock

             The following table shows the range of high and low prices for the Registrant’s common stock as reported by the American Stock Exchange for 2004 and 2003.

   High                               Low

 2004
Fourth Quarter	$ 4.99	$ 3.70
Third Quarter	5.90	3.50
Second Quarter	4.98	2.72
First Quarter	3.54	2.75

 2003
Fourth Quarter	$ 3.55	$ 2.00
Third Quarter	2.45	2.10
Second Quarter	2.28	1.85
First Quarter	3.75	2.25

(b)   Approximate number of holders of common stock

        Title                                              Approximate number of
                     of                                                                           record holders (as of
                   class                                                       December 31, 2004)

 Common Stock, $.20 par value per share                                          567

(c)   Dividends on common stock

 No cash dividends were paid in 2004 or 2003.

 (d)        Securities Authorized for Issuance Under Equity Compensation Plans

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	270,000	$3.126	80,000

Equity compensation plans not approved by security holders	194,200	$6.057	76,600

Total	464,200	$4.352	156,600

(e)   Company Re-purchases of Equity Securities

 None.

Item 6.        Management’s Discussion and Analysis or Plan of Operation

The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues and the percentage increase or decrease of such items as compared to the indicated prior period.

	Relationship to net revenues year ended December 31,		Period to period increase (decrease) year ended
	2004	2003	2004-2003
Net revenues:
Advanced technology products	51.3%	58.5%	10.4%
Consumer products	48.7	41.5	47.7
	100.0	100.0	25.8
Cost of goods sold, exclusive of depreciation	73.9	74.4	25.1
Gross profit	26.1	25.6	28.0
Selling, general and administrative	17.1	18.6	15.8
Interest	0.7	0.9	0.6
Depreciation and amortization	3.0	3.8	(2.1)
	20.8	23.3	14.3
Income before income taxes	5.3	2.3	186.5
Income tax provision	2.0	0.9	182.2
Net income	3.3%	1.4%	189.0%

Management Discussion

During the year ended December 31, 2004 and for the comparable period ended December 31, 2003, approximately 45% and 42% respectively of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Continued government involvement in military operations overseas has had a direct impact on the financial results in both the Advanced Technology and Consumer Product’s markets. Sales of products sold for government applications have increased approximately $2,700,000 over 2003. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, U.S. and foreign policy and the level of military operations and as such, it is difficult to predict the impact on future financial results.

See also Note 10 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2004 as Compared to 2003

The Company’s consolidated results of operations for the year ended December 31, 2004 showed an approximate $4,539,000 or 25.8% increase in net revenues with an increase in income before taxes of approximately $757,000. The increase in revenues is primarily attributed to increased government shipments.

Gross profit increased 28.0% for the twelve month period ended December 31, 2004. The variation in gross profit can be attributed to several factors including year-to-year variations in the previously discussed front-end costs associated with new products and changes in design on existing products. The timing of such costs directly contributes to the fluctuation in gross profit from period to period as these costs are expensed as they occur and, as such, are not matched to their future revenues and benefits. As previously reported, while 2004 revenues from Consumer Products Group’s combination combat knife and bayonet increased, a substantial amount of front-end costs associated with these revenues were expensed in prior periods. The Company continues to incur such costs on an ongoing basis associated with products for both the Advanced Technology Group (ATG) and Consumer Products Group (CPG). Another factor contributing to the increase in gross profit for the reported period is product mix.

Selling, general and administrative (SG&A) costs increased approximately 15.8% when compared to the same period in 2003. The increase in SG&A costs is attributed to increased marketing of the expanded sales effort of the ATG and CPG, however, the most significant impact has been increased costs for professional services and corporate governance necessitated by the Sarbanes-Oxley Act. The Company estimates that it has incurred in excess of $200,000 on related expenses in 2004 and expects to continue to incur significant expenses in the future.

Interest expense remained consistent for the year ended December 31, 2004 when compared to the same period in 2003. Despite the decrease in the average outstanding balances on institutional debt, average market driven interest rates increased when comparing the twelve month period ending December 31, 2004 to the same period of 2003. See also Note 4 to the consolidated financial statements for information on long-term debt.

Depreciation and amortization expense decreased approximately 2.1% for the year ended December 31, 2004 when compared to the same period in 2003 due to variable estimated useful lives of depreciable property as identified in Note 1 to the consolidated financial statements.

The Company’s effective tax rate was 37% in 2004 and 2003. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit on certain foreign sales. See also Note 6 to the consolidated financial statements for information concerning income tax rates.

Results of Operations - Year 2003 as Compared to 2002

The Company’s consolidated results of operations for the year ended December 31, 2003 showed an approximate $2,000,000 or 12.6% increase in net revenues with a turnaround in income before taxes of approximately $728,000. The increase in revenues is primarily attributed to increased government shipments.

Gross profit increased 28.4% for the twelve month period ended December 31, 2003. During 2002, the Company incurred significant front-end costs associated with prototype, preproduction and start-up activities for Consumer Products Group’s combination combat knife and bayonet. The majority of such up-front costs were incurred and expensed in 2002 and early 2003. While the Company continues to incur such costs on an ongoing basis associated with products for both the Advanced Technology Group (ATG) and Consumer Products Group (CPG), the timing of such costs directly contributes to the fluctuation in gross profit from period to period as these costs are expensed as they occur and, as such, are not matched to their future revenues and benefits. Another factor contributing to the increase in gross profit for the reported period is product mix.

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

    The Company’s effective tax rate (benefit) was 37% in 2003 compared to (29%) in 2002. The variance in the effective tax rate is primarily attributable to state income taxes, permanent non-deductible expenditures and the tax benefit on certain foreign sales.

Liquidity and Capital Resources

    The Company’s primary liquidity and capital requirements relate to the working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company’s primary sources of liquidity have been from positive cash flows and from bank financing.

    During the year ended December 31, 2004, the Company expended $622,000 on capital expenditures as compared to $148,000 in 2003.

At December 31, 2004, the Company has commitments for approximately $70,000 in capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2004.

Principal maturities of long-term debt are as follows: 2005 - $381,000; 2006 - $384,000, 2007 - $386,000; 2008 - $387,000, 2009 and thereafter - $4,243,000.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

New Accounting Pronouncements

Management reviewed recent accounting pronouncements and has not determined the effect these pronouncements will have on Financial Statement results. See Note 1 to the accompanying consolidated financial statements for further discussion of new accounting pronouncements.

Revenue Recognition

The Company’s revenues are principally recognized as units are shipped and as terms and conditions of purchase orders are met.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and obsolescence are applied to the gross value of the inventory. Pre-production and start-up costs are expensed as incurred.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, reserves and allowances for inventories and trade receivables. Actual results could differ from those estimates.

Item 7.        Financial Statements

The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 8A.     Controls and Procedures

Our management has reviewed our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15). Our management believes that as of the end of the Company’s most recent fiscal year such disclosure controls and procedures are adequate to ensure that material information relating to the Company is made known to management by others within the Company.

In addition, our management reviewed our internal controls and, to management’s knowledge, during the quarter ended December 31, 2004 there has been no change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.     Other Information

None.

PART III

Item 9.        Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant’s 2004 fiscal year or such information will be included by amendment.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company as required by the listing standards of the American Stock Exchange. The Code is available on the Company’s website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the American Stock Exchange.

Item 10.        Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant’s 2004 fiscal year or such information will be included by amendment.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant’s 2004 fiscal year or such information will be included by amendment.

Also incorporated by reference is the information in the table under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 5 of this Form 10KSB.

Item 12.        Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant’s 2004 fiscal year or such information will be included by amendment.

Item 13.     Exhibits

      (a)    Exhibits

        Exhibit
        number               Presentation                         Reference

3(A)(1)	Certificate of Incorporation	Exhibit 3(A)(1) to 1996
Form 10-KSB*

3(A)(2)	Amendments to Certificate	Exhibit 3(A)(2) to 1996
	of Incorporation dated	Form 10-KSB*
August 27, 1984

3(A)(3)	Certificate of designation	Exhibit 4(A) to 1987
	regarding Series I	Form 10-K*
preferred stock

3(A)(4)	Amendments to Certificate	Exhibit 3(A)(4) to 1998
	of Incorporation dated	Form 10-KSB*
June 30, 1998

3(B)	By-laws	Exhibit 3(B) to 1986
Form 10-K*

4.1(A)	First amended and restated	Exhibit 4(A) to 1993
	term loan agreement with	Form 10-KSB*
Fleet Bank of New York
dated October 4, 1993

4.1(B)	Second amended and restated	Exhibit 4.1(B) to 1999
	term loan agreement with	Form 10-KSB*
Fleet Bank of New York
dated February 26, 1999

4.1(C)	First amendment to second	Exhibit 4.1(C) to 1999
	amended and restated term	Form 10-KSB*
loan agreement with
Fleet Bank of New York
dated December 17, 1999

4.1(D)	Second amendment to a second	Filed herewith
amended and restated term
loan agreement with
Fleet National Bank
dated December 20, 2004

_______________________________________________________________________________________________________
 *Incorporated herein by reference (File No. 1-07109)
   **Indicates management contract or compensatory plan or arrangement

        Exhibit
        number               Presentation                         Reference

4.2(A)	Letter of Credit Reimbursement	Exhibit 4(B)(1) to
	Agreement with Fleet Bank	1994 10-KSB*
dated December 1, 1994

4.2(B)	First Amendment and	Exhibit 4.2(B) to 1999
	Extension to Letter of	Form 10-KSB*
Credit and Reimbursement
Agreement with Fleet Bank
of New York dated as of
December 17, 1999

4.2(C)	Second Amendment and	Filed herewith
Extension to Letter of
Credit and Reimbursement
Agreement originally dated
December 1, 1994, with
Fleet National Bank, dated as
of December 20, 2004

4.3	Agency Mortgage and Security	Exhibit 4(B)(2) to
	Agreement dated as of	1994 10-KSB*
December 1, 1994 from the
Registrant and its subsidiaries

4.4	Guaranty Agreement dated as	Exhibit 4(B)(3) to
	of December 1, 1994 from	1994 10-KSB*
the Registrant and its
subsidiaries to the Erie
County Industrial
Development Agency
(“ECIDA”), Norwest Bank
Minnesota, N.A., as Trustee,
and Fleet Bank

4.5	Shareholder Rights Plan	Exhibit 4 to Form
	dated as of August 27,	8-K filed August 27,
	2002	2002*

10(A)(1)	Employment contract for	Exhibit 10(A) to 1986
	Dr. Nicholas D. Trbovich,	Form 10-K*
Chief Executive Officer**

_______________________________________________________________________________________________________
 *Incorporated herein by reference (File No. 1-07109)
   **Indicates management contract or compensatory plan or arrangement

        Exhibit
        number               Presentation                         Reference

10(A)(2)	Amendment to employment	Filed herewith
contract for Dr. Nicholas D.
Trbovich, Chief Executive
Officer**

10(A)(3)	Amendment to employment	Filed herewith
contract for Dr. Nicholas D.
Trbovich, Chief Executive
Officer**

10(A)(4)	Employment contract for	Filed herewith
Nicholas D. Trbovich, Jr.
Vice President**

10(B)	Form of Indemnification	Exhibit 10(E) to 1986
	Agreement between the	Form 10-K*
Registrant and each of
its Directors and Officers**

10(C)(1)	Loan agreement between	Exhibit 10(C)(1)
	the Company and its	to 1991 Form 10-K*
employee stock ownership
trust, as amended

10(C)(2)	Stock purchase agreement	Exhibit 10(D)(2) to
	between the Company	1988 Form 10-K*
and its employee
stock ownership trust

10(D)(1)(a)	1989 Employees Stock	Exhibit A to Form 8:
	Option Plan**	Amendment No. 1 to
1988 Form 10-K*

10(D)(1)(b)	Amendment to 1989	Exhibit 10(D)(1)(b) to 1990
	Employees Stock Option	Form 10-K*
Plan**

10(D)(1)(c)	Amendment No. 2 to 1989	Exhibit 10(D)(1)(d) to 1991
	Employees Stock Option	Form 10-K*
Plan**

10(D)(1)(d)	2000 Employees Stock	Exhibit 10(D)(1)(a) to 2000
	Option Plan**	Form 10-KSB*

_______________________________________________________________________________________________________
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
Lease Agreement dated
November 19, 1992

_______________________________________________________________________________________________________
 *Incorporated herein by reference (File No. 1-07109)
   **Indicates management contract or compensatory plan or arrangement

        Exhibit
        number               Presentation                         Reference

10(D)(11)	Lease Agreement dated as of	Exhibit 10(D)(11) to
	December 1, 1994 between	1994 10-KSB*
the Erie County Industrial
Development Agency
(“ECIDA”) and TSV, Inc.

10(D)(12)	Sublease Agreement dated	Exhibit 10(D)(12) to
	as of December 1, 1994	1994 10-KSB*
between TSV, Inc. and
the Registrant

10(D)(13)	2001 Long-Term Stock	Appendix A to 2001
	Incentive Plan	Proxy**

21	Subsidiaries of the	Exhibit 21 to 2001
	Registrant	10-KSB*

23	Consent of Independent	Filed herewith
Accountants Consent on
Form S-8 dated March 31,
2005

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
Officer pursuant to 18 U.S.C.
1350 as adopted pursuant to
Section 906 of the Sarbanes-
Oxley Act of 2002.

_______________________________________________________________________________________________________
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

Item 14.        Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Registrant’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant’s 2004 fiscal year or such information will be included by amendment.

FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy, global competition, difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-KSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 31, 2005                                     By    /s/ Nicholas D. Trbovich, President
                      Nicholas D. Trbovich
                         President, Chief Executive Officer
                      and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nicholas D. Trbovich              President, Chief Executive                     March 31, 2005
Nicholas D. Trbovich               Officer, Chairman of the
   Board and Director

/s/ Lee D. Burns                    Treasurer and Secretary                        March 31, 2005
Lee D. Burns                  (Chief Financial Officer)

/s/ Donald W. Hedges            Director                                                     March 31, 2005
Donald W. Hedges

/s/ William H. Duerig              Director                             March 31, 2005
William H. Duerig

/s/ Nicholas D. Trbovich Jr.                Director                                                                             March 31, 2005
Nicholas D. Trbovich Jr.

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Page

Report of Independent Registered Public Accounting Firm                                            F2

Consolidated balance sheet at December 31, 2004                                                 F3

Consolidated statement of operations for the years ended
December 31, 2004 and 2003                                                        F4

Consolidated statement of cash flows for the years ended
December 31, 2004 and 2003                                                        F5

Notes to consolidated financial statements                                                F6 - F21

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Servotronics, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows present fairly, in all material respects, the financial position of Servotronics, Inc. (the “Company”) and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

PricewaterhouseCoopers LLP

Buffalo, New York
March 31, 2005

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($000’s omitted except share and per share data)
December 31,
Assets	2004
Current assets:
Cash	$2,106
Accounts receivable	3,334
Inventories	6,841
Deferred income taxes	471
Other assets	1,544
Total current assets	14,296
Property, plant and equipment, net	6,527
Other non-current assets	537
$21,360
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$381
Accounts payable	795
Accrued employee compensation and benefit costs	805
Accrued income taxes	67
Other accrued liabilities	152
Total current liabilities	2,200
Long-term debt	5,400
Deferred income taxes	434
Other non-current liabilities	304
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares	523
Capital in excess of par value	13,033
Retained earnings	2,246
Accumulated other comprehensive loss	(125)
15,677
Employee stock ownership trust commitment	(2,135)
Treasury stock, at cost 121,605 shares	(520)
Total shareholders’ equity	13,022
$21,360

 See notes to consolidated financial statements

-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
($000’s omitted except per share data)

	Year Ended December 31,
	2004	2003
Net revenues	$22,113	$17,574
Costs and expenses:
Cost of goods sold, exclusive of depreciation	16,344	13,067
Selling, general and administrative	3,790	3,272
Interest	161	160
Depreciation and amortization	655	669
	20,950	17,168
Income before income taxes	1,163	406
Income tax provision	429	152
Net income	$734	$254
Income Per Share:
Basic
Net income per share	$0.36	$0.13

Diluted
Net income per share	$0.35	$0.13

See notes to consolidated financial statements

-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($000’s omitted)

	Year Ended December 31,
	2004	2003
Cash flows related to operating activities:
Net income	$734	$254
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	655	669
Deferred income taxes	(16)	184
Change in assets and liabilities -
Accounts receivable	(846)	145
Inventories	(31)	(47)
Prepaid income taxes	73	72
Other assets	42	(125)
Other non-current assets	13	24
Accounts payable	246	131
Accrued employee compensation and benefit costs	73	(57)
Other accrued liabilities	(23)	66
Other non-current liabilities	27	(64)
Accrued income tax	67	-
Employee stock ownership trust payment	101	101
Net cash provided by operating activities	1,115	1,353
Cash flows related to investing activities:
Capital expenditures - property, plant &
equipment	(622)	(148)
Net cash used in investing activities	(622)	(148)
Cash flows related to financing activities:
Proceeds from demand loan	572	250
Proceeds from long-term debt issuance	750	-
Payments on demand loan	(572)	(250)
Principal payments on long-term debt	(643)	(378)
Net cash provided by (used) in financing activities	107	(378)
Net increase in cash	600	827
Cash at beginning of period	1,506	679
Cash at end of period	$2,106	$1,506
                Supplemental disclosures:
                ====================

Income taxes (received) paid	$306	($131)
Interest paid	$153	$154

See notes to consolidated financial statements

-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of significant accounting policies

The principal accounting policies of Servotronics, Inc. (the “Company”) and subsidiaries are as follows:

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

Inventories

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

-F6-

Property, plant and equipment

Property, plant and equipment is carried at cost; expenditures for new facilities and equipment and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are expensed as incurred. Upon disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

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

-F7-

New accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any material impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued a revision to SFAS No. 132 (SFAS 132), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The disclosures required by this Statement are included in Note 5 to the Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its third quarter of fiscal 2005.  We do not expect implementation of this statement to have a material effect on our consolidated financial position or results of operations.

The FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will require the expensing of any stock options issued in the future.

-F8-

Risk Factors

The aviation and aerospace industries as well as markets for the Company’s consumer products are facing new and different challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today’s global economy, global competition, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company’s advanced technology and cutlery products make it difficult to predict the impact on future financial results.

2.      Inventories                                                                              December 31, 2004
                                   ($000’s omitted)

Raw materials and common parts	$ 3,181
Work-in-process	3,268
Finished goods	640
7,089
Less: common parts expected to be used
after one year	(248)
$ 6,841

-F9-

3.      Property, plant and equipment                                                                         December 31, 2004
                                   ($000’s omitted)
Land	$ 25
Buildings	6,484
Machinery, equipment and tooling	10,349
16,858
Less accumulated depreciation and amortization	(10,331)
$ 6,527

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2004, accumulated amortization on the building amounted to approximately $1,400,000. The associated current and long-term liabilities are discussed in footnote 4 to the consolidated financial statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

4.      Long-term debt                                                                                           December 31, 2004
                               ($000’s omitted)

Industrial Development Revenue Bonds; secured by a
letter of credit from a bank with interest payable monthly
at a floating rate (2.12% at December 31, 2004)	$ 4,150

Term loan payable to a financial institution
interest at LIBOR plus 2% (4.00% at
December 31, 2004); quarterly principal payments of
$17,500 commencing January 1, 2005; payable in full
in the fourth quarter of 2009	500

Term loan payable to a financial institution
interest at a rate of 5.25% at December 31, 2004,
changing to LIBOR plus 2% (4.56% at January 4, 2005);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	750

Secured term loan payable to a government agency,
monthly payments of approximately $1,455 with
interest waived payable through second quarter of 2012	163

Secured term loan payable to a government agency
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	218
5,781
Less current portion	(381)
$ 5,400

-F10-

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

Principal maturities of long-term debt are as follows: 2005 - $381,000; 2006 - $384,000, 2007 - $386,000; 2008 - $387,000, 2009 and thereafter - $4,243,000.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2004. The average interest rate on draw-downs for 2004 was 5%.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including the debt service ratio. At December 31, 2004, the Company was in compliance with all of its debt covenants.

5.      Employee benefit plans

Employee stock ownership plan (ESOP)

Under the Company’s ESOP adopted in 1985, participating employees are awarded shares of the Company’s common stock based upon eligible compensation and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company’s common stock. The Company’s loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company’s original loan. Each year the Company makes contributions to the trust which the plan’s trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 405,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2004 and 2003, approximately 422,000 and 445,000 shares, respectively, purchased by the ESOP remain unallocated.

-F11-

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2004 and 2003. Included as a reduction to shareholders’ equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Defined benefit plan

The Company has noncontributory defined benefit pension plans. Plan benefits are based on stated amounts for each year of service and funding is in accordance with statutory requirements. The Company uses a measurement date of December 1 for its pension plans. The plan assets consist of cash and cash equivalents.

Narrative description of development of long-term rate of return

The Company uses historical performance in the market blended with consideration for inflation, risk-free rate of return.

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

Weighted - Average Assumptions
	December 1,
	2004	2003
Discount rate for benefit obligations	5.75%	6.0%
Discount rate for net periodic pension cost	6.0%	6.5%
Rate of compensation increase	N/A	N/A
Long-term rate of return and expected
long-term return on plan assets	8.0%	8.0%

Accumulated benefit obligation
	December 1,
	2004	2003
Accumulated benefit obligations (ABO)	$437,926	$429,351
Projected benefit obligations (PBO)	$437,926	$429,351
Plan assets	$364,636	$345,256
Excess of ABO over plan assets	$73,290	$84,095

-F12-

Pension cost and employer contributions
	December 1,
	2004	2003
Net periodic pension cost	$29,036	$25,101
Anticipated employer contributions	$50,491	$51,364

Estimated future benefit payments
	2004	2003
Plan year 2005	$24,430	$22,157
Plan year 2006	$25,569	$23,607
Plan year 2007	$27,164	$24,791
Plan year 2008	$27,824	$26,077
Plan year 2009	$28,702	$26,837
Plan years 2010 through 2014	$147,998	$141,434

6.      Income tax provision

The provision (benefit) for income taxes included in the consolidated statement of operations consists of the following:

	2004	2003
	($000’s omitted)
Current:
Federal income tax (benefit)	$388	($37)
State income tax	57	5
	445	(32)
Deferred:
Federal income tax (benefit)	(13)	(177)
State income tax	(3)	7

	(16)	184
	$429	$152

The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

	2004	2003
Statutory rate	34%	34%
Increase resulting from:
State income taxes (less federal effect)	3%	2%
Extraterritorial income exclusion	(2%)	(3%)
Nondeductible expenses	1%	3%
Other	1%	1%
	37%	37%

-F13-

At December 31, 2004, the deferred tax assets (liabilities) were comprised of the following:

                                                       ($000’s omitted)
Inventories	$247
Accrued employee compensation and benefit costs	222
Operating loss and credit carryforwards	62
Minimum pension liability	64
Other	10
Total deferred tax assets	605
Property, plant and equipment	(558)
Other liabilities	(10)
Total deferred tax liabilities	(568)
Net deferred tax asset	$37

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

At December 31, 2004, the Company also has New York State net operating loss carryforwards of approximately $556,000 (approximately a $18,000 net tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,312,000 (approximately a $43,000 net tax benefit) that begins to expire in 2006.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company has not determined the effect this Act will have on future effective tax rates.

-F14-

7.  Common shareholders’ equity

	Common stock							Accumulated
	Number		Capital in					other
	of shares		excess of	Retained		Treasury	Comprehensive	comprehensive
	issued	Amount	par value	Earnings	ESOP	stock	income	income (loss)
	($000’s omitted except share amounts)

Balance December
31, 2002	2,614,506	$523	$13,361	$1,262	($2,337)	($1,054)		($82)
Comprehensive income:
Net income	-	-	-	254	-	-	$254	-
Other comprehensive
loss, net of tax:
Minimum pension
liability adjustment	-	-	-	-	-	-	(25)	(25)
Other comprehensive
loss	-	-	-	-	-	-	(25)	-
Comprehensive income	-	-	-	-	-	-	$229	-
Compensation expense	-	-	-	-	101	-		-
Treasury shares issued for
deferred compensation
obligation	-	-	(328)	-	-	534		-
Balance December
31, 2003	2,614,506	$523	$13,033	$1,516	($2,236)	($520)		($107)
Comprehensive income:
Net income	-	-	-	734	-	-	$734	-
Other comprehensive
loss, net of tax:
Minimum pension
liability adjustment	-	-	-	-	-	-	(18)	(18)
Other comprehensive
loss	-	-	-	-	-	-	(18)	-
Comprehensive income	-	-	-	-	-	-	$716	-
Compensation expense	-	-	-	-	101	-	-
Treasury shares issued for
deferred compensation
obligation	-	-		-	-			-
Other	-	-	-	(4)	-	-		-
Balance December
31, 2004	2,614,506	$523	$13,033	$2,246	($2,135)	($520)		($125)

-F15-

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

	Year Ended December 31,

	2004	2003
	($000’s omitted except per share data)

Net income	$734	$254

Weighted average common shares
outstanding (basic)	2,052	2001

Incremental shares from assumed
conversions of stock options	46	10

Weighted average common
shares outstanding (diluted)	2,098	2,011

Basic
Net income per share	$0.36	$0.13

Diluted
Net income per share	$0.35	$0.13

Other comprehensive loss

The minimum pension liability adjustment of $125,000 ($107,000 - 2003), which is net of taxes amounting to $73,000 ($63,000 - 2003), is the only component of other comprehensive loss for 2004.

-F16-

Stock options

Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to certain Directors and Officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for these Plans and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2004 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 2004, 156,600 shares of common stock were available under these plans. Options granted under these plans have durations of ten years and vesting periods ranging from six (6) months to four (4) years.

A summary of the status of options granted under all employee plans is presented below:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price ($)

Outstanding as of December 31, 2002	319,200	5.37
Granted in 2003	145,000	2.045
Exercised in 2003	-	-
Forfeited in 2003	-	-

Outstanding as of December 31, 2003	464,200	4.01
Granted in 2004	-	-
Exercised in 2004	-	-
Forfeited in 2004	-	-

Outstanding as of December 31, 2004	464,200	4.01

The following tables summarize information about options outstanding at December 31, 2004:

			Remaining
	Exercise	Number	Contractual	Options
	Prices ($)	Outstanding	Life	Exercisable
	8.50	93,000	3 years	93,000
	3.8125	101,200	6 years	101,200
	4.38	125,000	7 years	125,000
	2.045	145,000	9 years	141,000
Total		464,200		460,200

-F17-

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. If the compensation cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by SFAS No. 123, the pro forma effects on the years ended December 31, 2004 and 2003 are as follows:

                 2004                                         2003
Net income:
As reported                                $734,000      $254,000
Pro forma                                   $703,781            $128,000

Earnings per common share:
As reported - basic                                $0.36                                        $0.13
As reported - diluted                                          $0.35                                        $0.13
Pro forma - basic                                         $0.34                                        $0.06
Pro forma - diluted                              $0.34                                        $0.06

There were no options granted in 2004. There were 145,000 options granted in 2003. The Black-Scholes calculated estimated value of the options granted in 2003 was $1.277. The assumptions used to calculate this value include a risk-free interest rate of 3.83%, an expected term of 10 years, and an annual standard deviation (volatility) factor of 46.6%. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company’s opinion the existing models do not necessarily provide a reliable measure of the value of the Company’s stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company’s 2003 options, the derived estimated value may be, in the Company’s opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.

-F18-

Shareholders’ rights plan

During 2002, the Company’s Board of Directors adopted a shareholders’ rights plan (the “Rights Plan”) and simultaneously declared a dividend distribution of one Right for each outstanding share of the Company’s common stock outstanding at August 28, 2002. The Rights Plan replaced a previous shareholder right plan that was adopted in 1992 and expired on August 28, 2002. The Rights do not become exercisable until the earlier of (i) the date of the Company’s public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company’s common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

8.   Commitments

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 2004 and 2003 and future minimum payments under such leases are not significant.

9.      Litigation

There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

10.    Business segments

   The Company operates in two business segments, the Advanced Technology Group and the Consumer Products Group. The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in the Advanced Technology Group involve the design, manufacture, and marketing of servo-control components for government and commercial applications. The Consumer Products Group’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign use.

-F19-

   Information regarding the Company’s operations in these segments is summarized as follows:

Year ended	Advanced	Consumer
December 31, 2004	Technology	Products
	Group	Group	Consolidated
	($000's omitted)
Revenues from unaffiliated customers	$11,354	$10,759	$22,113
Profit	$1,844	$871	2,715
Depreciation and amortization	$(506)	$(149)	(655)
Interest expense			(161)
General corporate expense			(736)
Income before income taxes			$1,163
Identifiable assets	$14,519	$6,841	$21,360
Capital expenditures	$302	$320	$622

Year ended	Advanced	Consumer
December 31, 2003	Technology	Products
	Group	Group	Consolidated
	($000's omitted)
Revenues from unaffiliated customers	$10,289	$7,285	$17,574
Profit	$1,561	$203	1,764
Depreciation and amortization	$(522)	$(147)	(669)
Interest expense			(160)
General corporate expense			(529)
Income before income taxes			$406
Identifiable assets	$13,920	$6,021	$19,941
Capital expenditures	$53	$95	$148

-F20-

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $4,800,000 in 2004 and $5,200,000 in 2003. Similar contracts by the Consumer Products Group accounted for revenues of approximately $5,100,000 in 2004 and $2,100,000 in 2003. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 14% in 2004 and 2003. The Company also had sales to another customer that amounted to approximately 17% of total revenues in 2004 and 2003. Another prime contractor provided sales of approximately 8% and 13% of total revenues in 2004 and 2003. No other single customer represented more than 10% of the Company’s revenues in any of these years.

-F21-