Form 10KSB/A
period 2004-12-31
SERVOTRONICS INC /DE/
filed 2005-05-02
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004	Commission File Number 1-07109

SERVOTRONICS, INC.
(Name of Small Business Issuer in Its Charter)
Delaware	16-0837866
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1110 Maple Street	14059
Elma, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (716) 655-5990

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.20 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( ✓)

Issuer’s revenues for its most recent fiscal year: $22,113,000

As of March 14, 2005 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $7,503,970.275 based on the average of sales prices reported by the American Stock Exchange on that day.

As of March 14, 2005 the number of $.20 par value common shares outstanding was 2,492,901.

Transitional Small Business Disclosure Format. Yes ___ No  ✓

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 to the Annual Report on Form 10-KSB of Servotronics, Inc. (the “Company”) for the fiscal year ended December 31, 2004 is being filed to provide information required by Items 9, 10, 11, 12, and 14 of Part III of the Annual Report on Form 10-KSB, rather than incorporate by reference portions of the proxy statement into Part III.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A.

For purposes of this Form 10-KSB/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-KSB/A for the year ended December 31, 2004, as filed on March 31, 2005, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in our original Form 10-KSB, except as may be required to reflect such amendments.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

(a)    Directors. The table below sets forth certain information regarding the directors of the Company, each of whom was elected at the Company’s 2004 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

		Position with the Company
		and Principal Occupation
		and Business Experience
Name	Age	for Past Five Years

Dr. William H. Duerig	83	Director of the Company since 1990; Physicist and Senior Program Manager for Kearfott Guidance & Navigation Corporation for more than five years prior to retirement in 1993.
Donald W. Hedges	83	Director of the Company since 1967; self-employed attorney since 1988.
Nicholas D. Trbovich, Jr.	44	Director of the Company since 1990; Vice President of the Company since 1990; Director of Corporate Development of the Company from 1987 to 1990; Director of eAutoclaims, Inc.
Dr. Nicholas D. Trbovich	69	Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1959.

The Board has designated Dr. William H. Duerig as the Company’s “Audit Committee financial expert” in accordance with the SEC rules and regulations. The Board has determined that Dr. Duerig is independent pursuant to Section 121A of the listing Standards of the American Stock Exchange.

(b)    Executive Officers. The following is a listing of the Company’s executive officers:

		Position with the Company
		and Principal Occupation
		and Business Experience
Name	Age	for Past Five Years

Dr. Nicholas D. Trbovich	69	See table under “Directors.”
Nicholas D. Trbovich, Jr.	44	See table under “Directors.”
Raymond C. Zielinski	60	Vice President since 1990; Director of Manufacturing of the Company from 1983 to 1990
Lee D. Burns	63	Treasurer, Secretary and Chief Financial Officer of the Company since 1991; Controller and Assistant Treasurer of the Company from 1978 to 1991.

Nicholas D. Trbovich, Jr. is the son of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

(c)    Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its officers and directors were timely made.

(d)    Code of Ethics. The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company as required by the listing standards of the American Stock Exchange. The Code is available on the Company’s website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the American Stock Exchange.

Item 10.                  Executive Compensation.

Directors’ Fees. Under the Company’s standard compensation arrangements with directors who are not employees, they are paid a yearly director’s fee of $10,000 plus a per meeting fee of $650 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the director’s and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $2,500 plus a per-meeting fee of $450 and reimbursement of actual expenses for attendance at Audit Committee meetings.

SUMMARY COMPENSATION TABLE
		Annual Compensation (2)		Long Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Awards Securities Underlying Options (No. of Shares)	All Other Compen- sation (3)
Dr. Nicholas D. Trbovich Chairman, President and CEO	2004 2003 2002	$374,611 359,579 347,419	$40,000 -- 15,000	-- 50,000 --	$ 9,665 34,886 45,620
Raymond C. Zielinski Vice President	2004 2003 2002	$139,576 134,263 129,308	$ 5,000 -- 6,500	-- 9,000 --	$ 4,032 3,409 4,414
Nicholas D. Trbovich, Jr. Director, Vice President	2004 2003 2002	$162,500 139,446 129,308	$ 15,000 -- 6,500	-- 27,000 --	$ 4,601 13,848 19,885
Lee D. Burns Treasurer, Secretary and CFO	2004 2003 2002	$127,942 122,809 118,532	$ 5,000 -- 6,500	-- 9,000 --	$ 1,038 12,569 712
___________

(1)
The “Bonus” column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. No bonuses were paid in the year 2003. Discretionary payments authorized for 2005 will be included in the compensation table for 2005 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

(2)
The values of perquisites and other personal benefits are not shown on the table because the aggregate amount of such compensation (if any) for each year shown did not exceed the lesser of $50,000 or 10% of the Named Officer’s annual salary and bonus for that year.

(3)
All Other Compensation for 2004 includes (i) an allocation of 1,227 share, 867 shares, and 1,033 shares for Dr. Trbovich, Mr. Zielinski and Mr. Trbovich, Jr., respectively, of common stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 2004 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $4.25 per share; (ii) $4,400, $1,147, $211, and $1,038 to Dr. Trbovich, Mr. Zielinski, Mr. Trbovich, Jr. and Mr. Burns, respectively, for life insurance.

Option Grants. No stock options were granted to the Named Officers during 2004.

Option Exercises and Fiscal Year End Values. No Named Officer exercised options during 2004. The following table shows information with respect to the value of unexercised options held by the Named Officers as of December 31, 2004. Valuation calculations for unexercised options are based on the closing price ($4.85) of a Share on the American Stock Exchange on December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES WITH LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
Name of Officer	Number of Unexercised Securities Underlying Options at Fiscal Year-End: Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End: Exercisable/Unexercisable
Dr. Nicholas D. Trbovich	170,600/0	$200,617/0
Raymond C. Zielinski	30,300/0	$36,786/0
Nicholas D. Trbovich, Jr.	87,800/0	$106,105/0
Lee D. Burns	30,300/0	$36,786/0

Employment Agreements. Dr. Trbovich and Mr. Trbovich, Jr. have employment agreements with the Company pursuant to which they are entitled to receive minimum direct compensation of $382,194 and $175,000 per annum respectively, or such greater amount as the Company’s Board of Directors may determine, and lifetime health and life insurance benefits. In the event of Dr. Trbovich’s or Mr. Trbovich, Jr.’s death or total disability during the term of the employment agreement, they or their estate is entitled to receive 50% of the compensation they are receiving from the Company at the time of their death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich or Mr. Trbovich, Jr., they are entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich or Mr. Trbovich, Jr. and the Company makes the required payment, the Company will be relieved of any further liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. In the event the agreement is not extended by the Company beyond the scheduled expiration date (September 30, 2009 and December 7, 2008, respectively), as such date may be extended, Dr. Trbovich or Mr. Trbovich, Jr. will be entitled to a severance payment equal to nine months’ salary and benefits.

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security Ownership of Certain Beneficial Owners. The following table lists the persons that owned beneficially, as of April 12, 2005, more than 5% of the outstanding shares of common stock of the Company, based on the Company’s records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)
Servotronics, Inc. Employee
Stock Ownership Trust (2)	826,915 (2)	33.2%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Dr. Nicholas D. Trbovich	558,916 (3)	21.0%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Harvey Houtkin (4)	352,088 (4)	14.1%
160 Summit Avenue
Montvale, New Jersey 07645

(1)
Percent of class is based upon 2,492,901 shares of common stock outstanding as of April 12, 2005 plus, in the case of Dr. Trbovich, the shares underlying his stock options, all of which are presently exercisable.

(2)
The trustees of the Servotronics, Inc. Employee Stock Ownership Trust--Nicholas D. Trbovich, Jr., Lee D. Burns and Raymond C. Zielinski -- direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant’s shares. As of April 12, 2005, approximately 405,255 shares have been allocated to the accounts of participants and approximately 421,660 shares (16.9% of the shares outstanding) remain unallocated.

(3)
This amount includes (i) 32,309 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) 170,600 shares which Dr. Trbovich has the right to acquire under stock options which are currently exercisable; (iii) approximately 44,201 shares allocated to Dr. Trbovich’s account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 shares beneficially owned by certain of Dr. Trbovich’s children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the shares beneficially owned by certain of Dr. Trbovich’s other relatives.

(4)
Based on a statement on Schedule 13D, as last amended on February 12, 2004, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin’s statement, he has sole voting and investment power with respect to 190,000 shares and shared voting and investment power with respect to 162,088 shares. Mr. Houtkin disclaims beneficial ownership in additional shares owned by other members of his family.

(b)    Security Ownership of Management. The following table sets forth, as of April 12, 2005, information as to the beneficial ownership of shares of common stock of the Company held by each director and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person, except as otherwise indicated):

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Dr. Nicholas D. Trbovich	558,916 (2)	21.0%

Nicholas D. Trbovich, Jr.	125,553 (3)	4.9%

Donald W. Hedges	66,336 (4)	2.6%

Dr. William H. Duerig	65,193 (5)	2.6%

Raymond C. Zielinski	54,753 (6)	2.2%

Lee D. Burns	49,895 (7)	2.0%

All directors and executive
officers as a group	1,343,174 (8)(9)	45.76%
___________

(1)	Percent of class is based upon 2,492,901 shares of common stock outstanding as of April 12, 2005 plus the number of shares subject to stock options held by the indicated person or group.

(2)	See note (3) to the table in “Security Ownership of Certain Beneficial Owners.”

(3)
This amount includes (i) 87,800 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable and (ii) approximately 21,939 shares allocated to Mr. Trbovich, Jr.’s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the “ESOT”) as to which Mr. Trbovich, Jr. serves as one of three trustees. See note (8) below and the table in “Security Ownership of Certain Beneficial Owners.”

(4)
This amount includes 61,600 shares which Mr. Hedges has the right to acquire under stock options which are currently exercisable. Mr. Hedges has sole voting and investment power with respect to 4,261 shares and shared voting and investment power with respect to 475 shares.

(5)	This amount includes 61,600 shares which Dr. Duerig has the right to acquire under stock options which are currently exercisable. Dr. Duerig has sole voting with respect to 3,593 shares.

(6)
This amount includes (i) 30,300 shares which Mr. Zielinski has the right to acquire under stock options which are currently exercisable and (ii) approximately 16,993 shares allocated to Mr. Zielinski’s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the ESOT as to which Mr. Zielinski serves as one of three trustees. See note (8) below and the table in “Security Ownership of Certain Beneficial Owners.”

(7)
This amount includes (i) 30,300 shares which Mr. Burns has the right to acquire under stock options which are currently exercisable and (ii) approximately 6,423 shares allocated to Mr. Burns’ account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the ESOT as to which Mr. Burns serves as one of three trustees. See note (8) below and the table in “Security Ownership of Certain Beneficial Owners.”

(8)
Includes unallocated shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as shares allocated to the accounts of all officers as a group under the related plan. See the table in “Security Ownership of Certain Beneficial Owners” and note (2) thereto.

9)	See notes (2) through (7) above.

(c)    Securities Authorized for Issuance Under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	270,000	$3.126	80,000
Equity compensation plans not approved by security holders	194,200	$6.057	76,600
Total	464,200	$4.352	156,600

Item 12.                  Certain Relationships and Related Transactions.

During 2004, Dr. Trbovich’s son, Nicholas D. Trbovich, Jr., served as an officer and director of the Company and received the compensation disclosed in the Summary Compensation Table in Item 10. See also, the discussion under “Employment Agreement” in Item 10. Michael D. Trbovich, also a son of Dr. Nicholas D. Trbovich, received remuneration of $74,852 which includes fringe benefits for health insurance, life insurance and an amount paid for untaken vacation.

Item 14.                  Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal 2004 and 2003.

	2004	2003
Audit Fees (1)	$85,200	$83,750
Audit-Related Fees	0	0
Tax Fees (2)	42,150	30,300
All Other Fees	0	0
Total	$127,350	$114,050
__________

(1)
Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Tax fees principally included fees for tax preparation and tax consulting services.

The Audit Committee pre-approves all audit and legally permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all services performed by PricewaterhouseCoopers LLP during 2004.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2005

SERVOTRONICS, INC.

By: /s/ Lee D. Burns, Treasurer and CFO
Lee D. Burns, Treasurer and
         Chief Financial Officer

Exhibits
Exhibit No.	Description
31.1	Certification of Chief Financial
Officer pursuant to
Rule 13a-14 or 15d-14 of the
Securities Exchange act of
1934, as adopted pursuant to
Section 302 of the Sarbanes-
Oxley Act of 2002.
31.2	Certification of Chief Executive
Officer pursuant to
Rule 13a-14 or 15d-14 of the
Securities Exchange act of
1934, as adopted pursuant to
Section 302 of the Sarbanes-
Oxley Act of 2002.