Form 10QSB
period 2005-03-31
SERVOTRONICS INC /DE/
filed 2005-05-13
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No ___ .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $.20 par value	2,492,901

Transitional Small Business Disclosure Format (Check one):
Yes  _____ ;      No  __X__

-2-

PART I
FINANCIAL INFORMATION
SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($000’s omitted except per share data)
(Unaudited)

Assets	March 31, 2005
Current assets:
Cash	$1,964
Accounts receivable	3,792
Inventories	6,852
Prepaid income taxes	15
Deferred income taxes	471
Other assets	1,503
Total current assets	14,597
Property, plant and equipment, net	6,520
Other non-current assets	557
$21,674
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$381
Accounts payable	890
Accrued employee compensation and benefit costs	849
Other accrued liabilities	255
Accrued income taxes	57
Total current liabilities	2,432
Long-term debt	5,348
Deferred income taxes	434
Other non-current liability	304
Shareholders' equity:
Common stock, par value $.20; authorized
4,000,000 shares; Issued 2,614,506 shares	523
Capital in excess of par value	13,033
Retained earnings	2,380
Accumulated other comprehensive loss	(125)
15,811
Employee stock ownership trust commitment	(2,135)
Treasury stock, at cost 121,605 shares	(520)
Total shareholders' equity	13,156
$21,674

See notes to consolidated financial statements
-3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net revenues	$5,684	$5,328
Costs and expenses:
Cost of goods sold, exclusive of depreciation	4,250	3,997
Selling, general and administrative	1,008	881
Interest	48	36
Depreciation and amortization	166	162
	5,472	5,076
Income before income taxes	212	252
Income tax provision	78	94
Net income	$134	$158

Income Per Share:
Basic
Net income per share	$0.06	$0.08
Diluted
Net income per share	$0.06	$0.08

See notes to consolidated financial statements
-4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows related to operating activities:
Net income	$134	$158
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	166	162
Change in assets and liabilities -
Accounts receivable	(458)	(917)
Inventories	(11)	36
Prepaid income taxes	(15)	-
Other assets	41	111
Other current assets	(20)	1
Accounts payable	95	291
Accrued employee compensation & benefit costs	44	214
Accrued income taxes	(10)	94
Other accrued liabilities	104	274
Net cash provided by operating activities	70	424
Cash flows related to investing activities:
Capital expenditures - property, plant &
equipment	(160)	(120)
Net cash used in investing activities	(160)	(120)
Cash flows related to financing activities:
Principal payments on long-term debt	(52)	(52)
Net cash used in financing activities	(52)	(52)
Net (decrease) increase in cash	(142)	252
Cash at beginning of period	2,106	1,506
Cash at end of period	$1,964	$1,758

See notes to consolidated financial statements
-5-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000 omitted in tables except for per share data)

1.   Basis of presentation

The consolidated financial statements include the accounts of Servotronics, Inc. (the “Company”) and its majority owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The financial statements should be read in conjunction with the annual report and the notes thereto.

2.   Summary of risk factors and significant accounting policies

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

Revenue recognition

The Company’s revenues are principally recognized as units are shipped and as terms and conditions of purchase orders are met.

3.   Inventories

March 31, 2005
Raw materials and common parts	$3,312
Work-in-process	3,085
Finished goods	703
7,100
Less common parts expected to be used after one year	(248)
$6,852

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

4.   Property, plant and equipment
March 31, 2005
Land	$25
Buildings	6,484
Machinery, equipment and tooling	10,509
17,018
Less accumulated depreciation	(10,498)
$6,520

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2005, accumulated amortization on the building amounted to approximately $1,417,000. The associated current and long-term liabilities are discussed in footnote 5 to the consolidated financial statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.   Long-term debt

March 31, 2005
Industrial Development Revenue Bonds; secured by a
letter of credit from a bank with interest payable monthly
at a floating rate (2.48% at March 31, 2005)	$4,150

Term loan payable to a financial institution
interest at LIBOR plus 2% (4.56% at
March 31, 2005); quarterly principal payments of
$17,500 commencing January 1, 2005; payable in full
in the fourth quarter of 2009	482

Term loan payable to a financial institution
interest at LIBOR plus 2% (4.56% at March 31, 2005)
quarterly principal payments of $26,786 through the
fourth quarter of 2011	723

Secured term loan payable to a government agency,
monthly payments of approximately $1,455 with
interest waived payable through second quarter of 2012	159

Secured term loan payable to a government agency
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	215
5,729
Less current portion	(381)
$5,348

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

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at March 31, 2005.

6.   Common shareholders’ equity

	Common stock							Accumulated
	Number		Capital in					other
	of shares		excess of	Retained		Treasury	Comprehensive	comprehensive
	issued	Amount	par value	earnings	ESOP	stock	income	loss
Balance December
31, 2004	2,614,506	$523	$13,033	$2,246	($2,135)	($520)		($125)
Comprehensive income
Net income	-	-	-	$134	-	-	$134	-
Comprehensive income	-	-	-	-	-	-	$134	-
Balance March 31, 2005	2,614,506	$523	$13,033	$2,380	($2,135)	($520)		($125)

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

	Three Months Ended
	March 31,
	2005	2004
Net income	$134	$158
Weighted average common shares
outstanding (basic)	2,071	2,048
Incremental shares from assumed
conversions of stock options	20	47
Weighted average common
shares outstanding (diluted)	2,091	2,095
Basic
Net income per share	$0.06	$0.08
Diluted
Net income per share	$0.06	$0.08

7.   Business segments

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

Three Month	Advanced	Consumer
Period Ended	Technology	Products
March 31, 2005	Group	Group	Consolidated

Revenues from unaffiliated customers	$2,870	$2,813	$5,684
Profit	$413	$197	610
Depreciation and amortization			(166)
Interest expense			(48)
General corporate expense			(184)
Income before income taxes			$212

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

	Relationship to		Period to
	net revenues		period $
	three months ended		increase
	March 31,		(decrease)
	2005	2004	05-04
Net revenues
Advanced technology products	50.5%	50.1%	7.5%
Consumer products	49.5%	49.9%	5.9%
	100%	100%	6.7%
Cost of goods sold, exclusive of
depreciation	74.8%	75%	6.3%
Gross profit	25.2%	25%	7.7%
Selling, general and administrative	17.7%	16.5%	14.4%
Interest	0.8%	0.7%	33.3%
Depreciation and amortization	2.9%	3%	2.5%
	21.4%	20.2%	13.3%
Income before income taxes	3.8%	4.8%	(16.1%)
Income tax provision	1.4%	1.8%	(17%)
Net income	2.4%	3%	(15.6%)

Management Discussion

During the three month period ended March 31, 2005 and for the comparable period ended March 31, 2004, approximately 45% and 43% respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Total government sales are anticipated to decrease in 2005 as a result of the scheduled completion of a significant government order to the CPG as previously reported. The Company’s business is performed under fixed price contracts. Allocations of defense expenditures and government involvement in overseas military operations have had an impact on the Company’s financial results. Sales of products sold for government applications have increased approximately 12% for the three month period ended March 31, 2005 compared to the corresponding period of 2004. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

Results of Operations

The Company’s consolidated results of operations for the three month period ended March 31, 2005 showed an approximate $356,000 or 6.7% increase in net revenues to $5,684,000 with a decrease in net income of approximately $25,000 or 15.6% when compared to the same three month period of 2004. The increase in revenues is primarily attributed to increased government shipments.

Gross profit for the three month period ended March 31, 2005, when compared to the same period in 2004 remained consistent as a percentage of sales and includes approximately $66,000 in revenues as a result of a retroactive price increase. The Company continues to incur costs associated with prototype and preproduction activities that are expensed in the period incurred. These costs as well as product mix can contribute to fluctuations in gross profit from period to period.

Selling, general and administrative (SG&A) costs increased approximately $127,000 or 14.4% when compared to the same three month period in 2004. The increase is primarily attributable to costs incurred for professional services and corporate governance necessitated by the Sarbanes-Oxley Act as well as increased marketing of the expanded sales effort of the ATG and CPG. The Company expects these costs to continue to be significant components of SG&A in the future.

Interest expense increased for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to an increase in institutional debt and market driven interest rates.

The Company continues to take advantage of the tax benefit for extraterritorial sales as well as the new manufacturing deductions allowable under the American Jobs Creation Act of 2004, which is reflected in the effective tax rate of approximately 37%.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to the Company’s working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company’s primary sources of liquidity in 2005 have been from positive cash flows from operations.

As of March 31, 2005 there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at March 31, 2005.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 to the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

In addition, our management reviewed our internal controls and, to management's knowledge, during the quarter ended March 31, 2005, there has been no change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

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

Date: May 12, 2005

SERVOTRONICS, INC.

By: /s/Lee D. Burns, Treasurer
Lee D. Burns, Treasurer and
Chief Financial Officer

By: /s/ Raymond C. Zielinski, Vice President
Raymond C. Zielinski, Vice President

