Form 10QSB
period 2005-06-30
SERVOTRONICS INC /DE/
filed 2005-08-22
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934 For the quarterly period ended June 30, 2005

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X.
                                                                      ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                       Outstanding at July 31, 2005
----------------------------                        ----------------------------
Common Stock, $.20 par value                                 2,492,901



Transitional Small Business Disclosure Format (Check one):
   Yes       ;    No      X
       ------          ------

                                      INDEX
                                      -----


          PART I. FINANCIAL INFORMATION                                                               Page No.
                                                                                                      --------

Item 1.   Financial Statements (Unaudited)

          a) Consolidated balance sheet, June 30, 2005                                                 3

          b) Consolidated statement of operations for the three and six months ended
             June 30, 2005 and 2004                                                                    4

          c) Consolidated statement of cash flows for the six months ended
             June 30, 2005 and 2004                                                                    5

          d) Notes to consolidated financial statements                                                6

Item 2.   Management's Discussion and Analysis or Plan of Operation                                    10

Item 3.   Controls and Procedures                                                                      12

          PART II. OTHER INFORMATION

Item 6.   Exhibits                                                                                     13

          Signatures                                                                                   14


                                     PART I
                              FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS (UNAUDITED)
------        --------------------------------
              Due to the  circumstances  described in Item 3 regarding  internal control  procedures  and  deficiencies  relating to payroll  disbursements,  our independent registered public accounting firm was unable to complete a review of the interim unaudited  financial  statements included in this Form 10-QSB due to the  investigation  not  being  complete.  Notwithstanding  the  foregoing,  our
management  believes  that  the  financial   statements  and  other  information
contained  herein  fairly  presents,  in all material  respects,  our  financial condition  and results of  operations  for the periods so indicated  within this report.

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     ($000's omitted except per share data)
                                   (Unaudited)
                                                                                                  June 30, 2005
                                                                                                  -------------
Assets
Current assets:
  Cash                                                                                            $      2,770
  Accounts receivable                                                                                    3,588
  Inventories                                                                                            6,435
  Prepaid income taxes                                                                                      14
  Deferred income taxes                                                                                    471
  Other assets                                                                                           1,267
                                                                                                  ------------

     Total current assets                                                                               14,545
                                                                                                  ------------

Property, plant and equipment, net                                                                       6,407

Other non-current assets                                                                                   554
                                                                                                  ------------

                                                                                                  $     21,506
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        381
  Accounts payable                                                                                         707
  Accrued employee compensation and benefit costs                                                          855
  Other accrued liabilities                                                                                115
  Accrued income taxes                                                                                      65
                                                                                                  ------------

     Total current liabilities                                                                           2,123
                                                                                                  ------------

Long-term debt                                                                                           5,294

Deferred income taxes                                                                                      434

Other non-current liability                                                                                304

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; Issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      2,575
  Accumulated other comprehensive loss                                                                    (125)
                                                                                                  -------------

                                                                                                        16,006
  Employee stock ownership trust commitment                                                             (2,135)
  Treasury stock, at cost 121,605 shares                                                                  (520)
                                                                                                  -------------

Total shareholders' equity                                                                              13,351
                                                                                                  ------------

                                                                                                  $     21,506
                                                                                                  ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                         2005             2004           2005               2004
                                                       ---------       ---------       ---------         ----------
Net revenues                                           $   6,136       $   5,640       $  11,819         $   10,968

Costs and expenses:
   Cost of goods sold, exclusive of depreciation           4,617           4,145           8,867              8,142
   Selling, general and administrative                       990             951           1,996              1,832
   Interest                                                   48              36              96                 72
   Depreciation and amortization                             170             165             337                327
                                                       ---------       ---------       ---------         ----------

                                                           5,825           5,297          11,296             10,373
                                                       ---------       ---------       ---------         ----------

Income before income taxes                                   311             343             523                595

Income tax provision                                         116             128             194                222
                                                       ---------       ---------       ---------         ----------

Net income                                             $     195       $     215       $     329         $      373
                                                       =========       =========       =========         ==========


Income Per Share:
Basic
-----
Net income per share                                   $    0.09       $    0.11       $    0.16         $     0.18
                                                       =========       =========       =========         ==========
Diluted
-------
Net income per share                                   $    0.09       $    0.10       $    0.15         $     0.18
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       2005             2004
                                                                                    ----------       ---------

Cash flows related to operating activities:
   Net income                                                                       $     329      $     373
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                          337            327
Change in assets and liabilities -
        Accounts receivable                                                              (254)          (748)
        Inventories                                                                       406             25
        Prepaid income taxes                                                              (14)           -
        Other assets                                                                      277            214
        Other current assets                                                              (17)             3
        Accounts payable                                                                  (88)           277
        Accrued employee compensation & benefit costs                                      50            162
        Accrued income taxes                                                               (2)            63
        Other accrued liabilities                                                         (37)           121
                                                                                    ----------     ---------

Net cash provided by operating activities                                                 987            817
                                                                                    ---------      ---------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                         (217)          (213)
                                                                                    ----------     ----------

Net cash used in investing activities                                                    (217)          (213)
                                                                                    ----------     ----------

Cash flows related to financing activities:
   Principal payments on long-term debt                                                  (106)          (202)
                                                                                    ----------     ----------

Net cash used in financing activities                                                    (106)          (202)
                                                                                    ----------     ----------

Net increase in cash                                                                      664            402

Cash at beginning of period                                                             2,106          1,506
                                                                                    ---------      ---------

Cash at end of period                                                               $   2,770      $   1,908
                                                                                    =========      =========

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ($000 omitted in tables except for per share data)

1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements include the accounts of Servotronics, Inc. (the "Company") and its majority owned subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The financial statements should be read in conjunction with the annual report and the notes thereto.

2.   SUMMARY OF RISK FACTORS AND SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

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

REVENUE RECOGNITION
-------------------

     The Company's revenues are recognized when the risks and rewards of ownership and title to the product are transferred to the customer as units are shipped and as terms and conditions of purchase orders are met.

3.   INVENTORIES
     -----------
                                                                                             June 30, 2005
                                                                                             -------------
         Raw materials and common parts                                                       $   3,271
         Work-in-process                                                                          2,457
         Finished goods                                                                             955
                                                                                              ---------
                                                                                                  6,683
         Less common parts expected to be used after one year                                      (248)
                                                                                              ---------
                                                                                              $   6,435
                                                                                              =========

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

4.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------
                                                                                             June 30, 2005
                                                                                             -------------
         Land                                                                                 $      25
         Buildings                                                                                6,487
         Machinery, equipment and tooling                                                        10,563
                                                                                              ---------
                                                                                                 17,075
         Less accumulated depreciation                                                          (10,668)
                                                                                              ---------
                                                                                              $   6,407
                                                                                              =========

     Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2005, accumulated amortization on the building amounted to approximately $1,450,000. The associated current and long-term
liabilities  are  discussed  in  footnote  5  to  the   consolidated   financial
statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.       LONG-TERM DEBT
         --------------
                                                                                             June 30, 2005
                                                                                             -------------
         Industrial Development Revenue Bonds; secured by a
           letter of credit from a bank with interest payable monthly
           at a floating rate (2.48% at June 30, 2005)                                        $   4,150
         Term loan payable to a financial institution
           interest at LIBOR plus 2% (5.10% at June 30, 2005); quarterly principal payments of $17,500 commencing January 1, 2005; payable
           in full in the fourth quarter of 2009                                                    465
         Term loan payable to a financial institution
           interest at LIBOR plus 2% (5.39% at June 30, 2005)
           quarterly principal payments of $26,786 through the
           fourth quarter of 2011                                                                   697
         Secured term loan payable to a government agency,
           monthly payments of approximately $1,455 with
           interest waived payable through second quarter of 2012                                   154
         Secured term loan payable to a government agency
           monthly payments of $1,950 including interest
           fixed at 3% payable through fourth quarter of 2015                                       209
                                                                                              ----------

                                                                                                  5,675
         Less current portion                                                                      (381)
                                                                                              ----------
                                                                                              $   5,294
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

     The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2005.


6.       COMMON SHAREHOLDERS' EQUITY
         ---------------------------

                                  Common stock
                                  ------------                                                            Accumulated
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income           loss
                             -------------------------------------------------------------------------------------

Balance December
    31, 2004                2,614,506  $523    $13,033    $2,246   ($ 2,135)  ($   520)                      ($125)
                            =========  ====    =======    ======    =======    =======                        =====
Comprehensive income
   Net income                   -       -         -       $  329      -          -           $ 329             -
                                                                                             -----
Comprehensive income            -       -         -         -         -          -           $ 329             -
                            ---------  ----    -------    ------    --------   --------      =====            -----
Balance June 30, 2005       2,614,506  $523    $13,033    $2,575   ($ 2,135)  ($   520)                      ($125)
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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                          2005             2004         2005              2004
                                                          ----             ----         ----              ----
  Net income                                            $  195               215       $  329            $ 373
                                                        ======            ======       ======            =====
  Weighted average common shares
     outstanding (basic)                                 2,071             2,048        2,071            2,048
  Incremental shares from assumed
     conversions of stock options                           65                52           69               32
  Weighted average common
     shares outstanding (diluted)                        2,136             2,100        2,140            2,080

    BASIC
    -----
    Net income per share                                $  0.09           $ 0.11       $ 0.16            $ 0.18
                                                        =======           ======       ======            ======
    DILUTED
    -------
    Net income per share                                $  0.09           $ 0.10       $ 0.15            $ 0.18
                                                        =======           ======       ======            ======

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

          Six Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2005                                Group                    Group                 Consolidated
        -------------                            -------------            -------------             -------------

Revenues from unaffiliated customers               $   6,364               $   5,455                $   11,819
                                                   =========               =========                ==========
Profit                                             $     973               $     351                $    1,324
                                                   =========               =========
Depreciation and amortization                                                                             (337)

Interest expense                                                                                           (96)

General corporate expense                                                                                 (368)
                                                                                                    -----------
Income before income taxes                                                                          $      523
                                                                                                    ==========

          Six Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2004                                Group                    Group                 Consolidated
        -------------                            -------------            -------------             -------------

Revenues from unaffiliated customers               $   5,329               $   5,639                $   10,968
                                                   =========               =========                ==========
Profit                                             $     782               $     476                $    1,258
                                                   =========               =========
Depreciation and amortization                                                                             (327)

Interest expense                                                                                           (72)

General corporate expense                                                                                 (264)
                                                                                                    -----------
Income before income taxes                                                                          $      595

                                                                                                    ==========
        Three Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2005                                Group                    Group                 Consolidated
        -------------                            -------------            -------------             -------------


Revenues from unaffiliated customers               $   3,494               $   2,642                $    6,136
                                                   =========               =========                ==========
Profit                                             $     560               $     153                $      713
                                                   =========               =========
Depreciation and amortization                                                                             (170)

Interest expense                                                                                           (48)

General corporate expense                                                                                 (184)
                                                                                                    -----------

Income before income taxes                                                                          $      311
                                                                                                    ==========


        Three Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2004                                Group                    Group                 Consolidated
        -------------                            -------------            -------------             -------------


Revenues from unaffiliated customers               $   2,658               $   2,982                $    5,640
                                                   =========               =========                ==========
Profit                                             $     384               $     292                $      676
                                                   =========               =========
Depreciation and amortization                                                                             (165)

Interest expense                                                                                           (36)

General corporate expense                                                                                 (132)
                                                                                                    -----------

Income before income taxes                                                                          $      343
                                                                                                    ==========



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------       ---------------------------------------------------------

     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                       Relationship to       Period to        Relationship to      Period to
                                                        net revenues         period $          net revenues        period $
                                                     three months ended      increase        six months ended      increase
                                                          June 30,          (decrease)           June 30,         (decrease)
                                                     2005       2004           05-04         2005       2004        05-04
                                                     ----       ----           -----         ----       ----        -----
Net revenues
   Advanced technology products                      56.9%      47.1%          31.5%         53.8%      48.6%       19.4%
   Consumer products                                 43.1%      52.9%         (11.4%)        46.2%      51.4%       (3.3%)
                                                     ----                                    -----      -----
                                                    100.0%     100.0%           8.8%        100.0%     100.0%        7.8%
Cost of goods sold, exclusive of
   depreciation                                      75.2%      73.5%          11.4%         75.0%      74.2%        8.9%
                                                     ----       ----                         -----      -----
Gross profit                                         24.8%      26.5%           1.6%         25.0%      25.8%        4.5%
                                                     ----       ----                         -----      -----
Selling, general and administrative                  16.1%      16.9%           4.1%         16.9%      16.7%        9.0%
Interest                                              0.8%       0.6%          33.3%          0.8%       0.7%       33.3%
Depreciation and amortization                         2.8%       2.9%           3.0%          2.9%       3.0%        3.1%
                                                      ---        ---                          ----       ----
                                                     19.7%      20.4%           4.9%         20.6%      20.4%        8.9%
                                                     ----       ----                         -----      -----
Income before income taxes                            5.1%       6.1%          (9.3%)         4.4%       5.4%      (12.1%)
Income tax provision                                  1.9%       2.3%          (9.4%)         1.6%       2.0%      (12.6%)
                                                      ---        ---                          ----       ----
Net income                                            3.2%       3.8%          (9.3%)         2.8%       3.4%      (11.8%)
                                                      ===        ===                          ====       ====

MANAGEMENT DISCUSSION
---------------------

     During the six month period ended June 30, 2005 and for the comparable period ended June 30, 2004, approximately 47% of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Total government sales are anticipated to decrease in 2005 as a result of the scheduled completion of a significant government order to the CPG as previously reported. The Company's business is performed under fixed price contracts. Allocations of defense expenditures and government involvement in overseas military operations have had an impact on the Company's financial results. Sales of products sold for government applications have increased approximately 9% for the six month period ended June 30, 2005 compared to the corresponding period of 2004. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

RESULTS OF OPERATIONS
---------------------

     The Company's consolidated results of operations for the six month period ended June 30, 2005 showed an approximate $851,000 or 7.8% increase in net revenues to $11,819,000 with a decrease in net income of approximately $44,000 or 11.8% when compared to the same six month period of 2004. The Company's consolidated results of operations for the three month period ended June 30, 2005 showed an approximate $496,000 or 8.8% increase in net revenues to $6,136,000 with a decrease in net income of approximately $20,000 or 9.3% when compared to the same three month period of 2004.The increase in revenues is primarily attributed to both increased government shipments and commercial shipments at the Advanced Technology Group.

     Gross profit for the six and three month periods ended June 30, 2005 remained consistent as a percentage of sales when compared to the same period in 2004. The Company continues to incur costs associated with prototype and preproduction activities that are expensed in the period incurred. These costs as well as product mix can contribute to fluctuations in gross profit from period to period.

     Selling, general and administrative (SG&A) costs increased approximately 9.0% when compared to the same six month period in 2004 and increased 4.1% for the three month period ended June 30, 2005 when compared to the same three month period in 2004. The increase is primarily attributable to costs incurred for professional services and corporate governance necessitated by the Sarbanes-Oxley Act as well as increased marketing of the expanded sales effort of the ATG and CPG. The Company expects these costs to continue to be significant components of SG&A in the future. As discussed in Item 3, Controls and Procedures, senior management recently identified certain checks that were expensed as SG&A items. The aggregate amount of the known 2005 and 2004 checks is $56,000 ($33,000 after taxes effect) and $70,000 ($44,000 after taxes effect), respectively. The Company cannot assure that it has identified all similar checks for 2005 or prior years. Refer to Item 3 for further discussion.

     Interest expense increased for the six months and quarter ended June 30, 2005 when compared to the same period in 2004 primarily due to an increase in institutional debt and market driven interest rates.

     The Company continues to take advantage of the tax benefit for extraterritorial sales as well as the new manufacturing deductions allowable under the American Jobs Creation Act of 2004, which is reflected in the effective tax rate of approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary liquidity and capital requirements relate to the Company's working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company's primary sources of liquidity in 2005 have been from positive cash flows from operations. These cash flows have been positively affected by efforts in inventory control and satisfactory payment terms with suppliers and customers.

     As of June 30, 2005 there are no material commitments for capital expenditures.

     The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2005.

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

ITEM 3.       CONTROLS AND PROCEDURES
-------       -----------------------

     (a)   Evaluation  of  Disclosure  Controls and  Procedures.  As of June 30,
           ----------------------------------------------------
2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("ICFO"), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and ICFO concluded that as more fully described below, as of June 30, 2005, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in our periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and ICFO, as appropriate to allow timely decisions regarding required disclosure.

     (b)   Changes in Internal Control over Financial  Reporting.  Other than as
           -----------------------------------------------------
described below, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     (c)   Identified   Controls   and   Procedure    Weaknesses   for   Payroll
           ---------------------------------------------------------------------
Disbursements.  Our senior management recently identified certain Company checks
-------------
issued by a senior financial officer payable to that individual in the first and second quarters of our current fiscal year. These transactions do not comply with our control practices, nor has this individual been able to provide documentation supporting these checks. These payments were expensed in the year issued. Preliminary inquiry indicates that other transactions not supported by appropriate documents may have occurred in earlier years. We have advised our independent registered public accounting firm of this development. The individual referred to above does not currently have access to our accounts or assets, and has been requested to cooperate with an investigation.

     The aggregate amount of the known 2005 and 2004 checks referred to above is $56,000 ($33,000 after tax effect) and $70,000 ($44,000 after tax effect), respectively. We cannot assure that we have identified all questionable transactions for 2005 or prior years. Our audit committee has been informed of these transactions and has engaged an accounting firm, which has had no prior or professional relationship with us to investigate, identify and quantify the payments and furnish a report to our audit committee. The investigation will include the current year and prior periods. Our audit committee has also engaged independent legal counsel to advise in this matter. The Company has notified its insurance carrier relative to the above.

     We are currently not aware of any other weaknesses in our internal controls and procedures, other than the weakness relative to payroll disbursements as described above. In connection with this investigation, we will perform further evaluation and implement the appropriate remedial action. Notwithstanding the weakness in our controls and procedures relative to payroll disbursements, management believes that the information contained in this Form 10-QSB, including the financial statements contained herein, present, in all material respects, our financial condition and results of operations as of the dates so indicated.

     We are only in the initial phases of establishing compliance of Section 404 of Sarbanes-Oxley Act. We anticipate expending significant additional resources to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during the process of establishing our
Section 404 Sarbanes-Oxley controls and procedures.

     (d)   Limitations  on  the   effectiveness   of  Internal   Controls.   Our
           --------------------------------------------------------------
management, including the CEO and ICFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

                                     PART II
                                OTHER INFORMATION

ITEM 6.       EXHIBITS
-------       --------

               10(A)(1) Employment contract for Dr. Nicholas D. Trbovich,  Chief
                        Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company's current report on Form 8-K filed on August 18, 2005).

               10(A)(4) Employment contract for Nicholas D. Trbovich,  Jr., Vice
                        President (Incorporated by reference to Exhibit 10(A)(4) to the Company's current report on Form 8-K filed on August 18, 2005).

               31.1 Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

               31.2 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

               32.1     Certification   of  Interim  Chief   Financial   Officer
                        pursuant  to 18  U.S.C.  1350  as  adopted  pursuant  to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 22, 2005




                         SERVOTRONICS, INC.

                   By:  /s/ CARI L. JAROSLAWSKY, Interim Chief Financial Officer
                        --------------------------------------------------------
                        Cari L. Jaroslawsky
                        Interim Chief Financial Officer(effective 8/9/05)


                   By:  /s/ RAYMOND C. ZIELINSKI, Vice President
                        --------------------------------------------
                        Raymond C. Zielinski
                        Vice President