Form 10QSB/A
period 2005-06-30
SERVOTRONICS INC /DE/
filed 2005-09-30
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

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

                                  716-655-5990
                                  ------------
                (Issuer's telephone number, including area code)


     Checkwhether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at August 31, 2005
----------------------------              -------------------------------------
Common Stock, $.20 par value                            2,492,901


Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------


                                                          INDEX


                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------

      Item 1.   Financial Statements (Unaudited)

                a) Independent Accountants' Report                                                                    3

                b)  Consolidated balance sheet, June 30, 2005                                                         4

                c) Consolidated statement of operations for the three and six months ended
                    June 30, 2005 and 2004                                                                            5

                d) Consolidated statement of cash flows for the six months ended
                    June 30, 2005 and 2004                                                                            6

                e)  Notes to consolidated financial statements                                                        7

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                            11

      Item 3.   Controls and Procedures                                                                              13

                PART II. OTHER INFORMATION

      Item 6.   Exhibits                                                                                             14

                Signatures                                                                                           15

                                EXPLANATORY NOTE

     Due to the circumstances described in Part I, Item 3 regarding internal control procedures and deficiencies relating to payroll disbursements, our predecessor independent registered public accounting firm was unable to complete a review of the interim unaudited financial statements included in the Form 10-QSB for the quarter ended June 30, 2005 that was previously filed on August 22, 2005. The accompanying financial statements filed with this amended 10-QSB/A now comply with the requirements of Item 310(b) of Regulation S-B as it relates to interim financial statements. This form 10-QSB/A contains no changes in the financial statements from the previously filed 10-QSB for period ended June 30, 2005.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)
------   --------------------------------

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Servotronics, Inc.

We have reviewed the accompanying balance sheet of Servotronics, Inc. as of June 30, 2005 and the related consolidated statement of operations for the three and six month periods ended June 30, 2005, and the related consolidated statement of cash flows for the six months ended June 30, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/Freed Maxick & Battaglia, CPAs, P.C.

Buffalo, New York
September 29, 2005


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
                                                                                                  ============

 See notes to consolidated financial statements and independent accountant's report
                                       -4-


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
                                                       =========       =========       =========         ==========



 See notes to consolidated financial statements and independent accountant's report
                                       -5-


                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        2005            2004
                                                                                        ----            ----

Cash flows related to operating activities:
   Net income                                                                       $     329      $     373
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                          337            327
Change in assets and liabilities -
        Accounts receivable                                                              (254)          (748)
        Inventories                                                                       406             25
        Prepaid income taxes                                                              (14)            -
        Other assets                                                                      277            214
        Other current assets                                                              (17)             3
        Accounts payable                                                                  (88)           277
        Accrued employee compensation & benefit costs                                      50            162
        Accrued income taxes                                                               (2)            63
        Other accrued liabilities                                                         (37)           121
                                                                                    ----------     ---------

Net cash provided by operating activities                                                 987            817
                                                                                    ---------      ---------

Cash flows related to investing activities:
   Capital expenditures - property, plant &
       equipment                                                                         (217)          (213)
                                                                                    ----------     ----------

Net cash used in investing activities                                                    (217)          (213)
                                                                                    ----------     ----------

Cash flows related to financing activities:
   Principal payments on long-term debt                                                  (106)          (202)
                                                                                    ----------     ----------

Net cash used in financing activities                                                    (106)          (202)
                                                                                    ----------     ----------

Net increase in cash                                                                      664            402

Cash at beginning of period                                                             2,106          1,506
                                                                                    ---------      ---------

Cash at end of period                                                               $   2,770      $   1,908
                                                                                    =========      =========



 See notes to consolidated financial statements and independent accountant's report
                                       -6-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ($000 omitted in tables except for per share data)

1.   Basis of presentation
     ---------------------

     The consolidated financial statements include the accounts of Servotronics, Inc. (the "Company") and its majority owned subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

2.   Summary of risk factors and significant accounting policies
     ------------------------------------------------------------
Risk factors
------------

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

3.   Inventories
     -----------
                                                                 June 30, 2005
                                                                 -------------
       Raw materials and common parts                              $   3,271
       Work-in-process                                                 2,457
       Finished goods                                                    955
                                                                   ---------
                                                                       6,683
       Less common parts expected to be used after one year             (248)
                                                                  ----------
                                                                   $   6,435
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

4.   Property, plant and equipment
     -----------------------------

                                                                 June 30, 2005
                                                                 -------------
       Land                                                        $      25
       Buildings                                                       6,487
       Machinery, equipment and tooling                               10,563
                                                                    --------
                                                                      17,075
       Less accumulated depreciation                                (10,668)
                                                                  ----------
                                                                   $   6,407
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

5.   Long-term debt
     --------------

                                                                                                 June 30, 2005
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


6.   Common shareholders' equity
     ---------------------------

                                  Common stock
                                  ------------                                                             Accumulated
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income           loss
                             -------------------------------------------------------------------------------------

Balance December
    31, 2004                2,614,506  $523    $13,033    $2,246   ($ 2,135)  ($   520)                      ($125)
                            =========  ====    =======     =====    =======    =======                        =====
Comprehensive income
   Net income                   -       -         -       $  329      -          -           $ 329             -
                                                                                             -----
Comprehensive income            -       -         -         -         -          -           $ 329             -
                           ----------  ----    ------     ------   --------   --------       =====            ----
Balance June 30, 2005       2,614,506  $523    $13,033    $2,575   ($ 2,135)  ($   520)                      ($125)
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
                                                        =======           ======       ======            ======

7.   Business segments
     -----------------

     The Company operates in two business  segments,  Advanced  Technology Group
(ATG) and Consumer Products Group (CPG). The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG involve the design, manufacture, and marketing of servo-control components (i.e., control valves, actuators, etc.) for government and commercial industrial applications. CPG's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a significant portion of finished products are for foreign end use.



          Six Month                                Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2005                                Group                    Group                  Consolidated
        -------------                                -----                    -----                  ------------

Revenues from unaffiliated customers               $   6,364               $   5,455                $   11,819
                                                   =========               =========                ==========
Profit                                             $     973               $     351                $    1,324
                                                   =========               =========
Depreciation and amortization                                                                             (337)
Interest expense                                                                                           (96)
General corporate expense                                                                                 (368)
                                                                                                    -----------
Income before income taxes                                                                          $      523
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
                                                                                                    ==========


         Three Month                               Advanced                 Consumer
        Period Ended                              Technology                Products
        June 30, 2005                                Group                    Group                  Consolidated
        -------------                                -----                    -----                  ------------


Revenues from unaffiliated customers               $   3,494               $   2,642                $    6,136
                                                   =========               =========                ==========
Profit                                             $     560               $     153                $      713
                                                   =========               =========
Depreciation and amortization                                                                             (170)
Interest expense                                                                                           (48)
General corporate expense                                                                                 (184)
                                                                                                    -----------

Income before income taxes                                                                          $      311
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

                                                       Relationship to   Period to      Relationship to    Period to
                                                        net revenues     period $        net revenues      period $
                                                     three months ended  increase      six months ended    increase
                                                          June 30,      (decrease)         June 30,       (decrease)
                                                    2005       2004        05-04      2005       2004        05-04
                                                    ----       ----        -----      ----       ----        -----
Net revenues
   Advanced Technology Group                         56.9%      47.1%      31.5%       53.8%      48.6%     19.4%
   Consumer Products Group                           43.1%      52.9%     (11.4%)      46.2%      51.4%     (3.3%)
                                                     ----                              -----      -----
                                                    100.0%     100.0%       8.8%      100.0%     100.0%      7.8%
Cost of goods sold, exclusive of
   depreciation                                      75.2%      73.5%      11.4%       75.0%      74.2%      8.9%
                                                     ----       ----                   -----      -----
Gross profit                                         24.8%      26.5%       1.6%       25.0%      25.8%      4.5%
                                                     ----       ----                   -----      -----
Selling, general and administrative                  16.1%      16.9%       4.1%       16.9%      16.7%      9.0%
Interest                                              0.8%       0.6%      33.3%        0.8%       0.7%     33.3%
Depreciation and amortization                         2.8%       2.9%       3.0%        2.9%       3.0%      3.1%
                                                      ---        ---                    ----       ----
                                                     19.7%      20.4%       4.9%       20.6%      20.4%      8.9%
                                                     ----       ----                   -----      -----
Income before income taxes                            5.1%       6.1%      (9.3%)       4.4%       5.4%    (12.1%)
Income tax provision                                  1.9%       2.3%      (9.4%)       1.6%       2.0%    (12.6%)
                                                      ---        ---                    ----       ----
Net income                                            3.2%       3.8%      (9.3%)       2.8%       3.4%    (11.8%)
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

     Selling, general and administrative (SG&A) costs increased approximately 9.0% when compared to the same six month period in 2004 and increased 4.1% for the three month period ended June 30, 2005 when compared to the same three month period in 2004. The increase is primarily attributable to costs incurred for professional services and corporate governance necessitated by the Sarbanes-Oxley Act as well as increased marketing of the expanded sales effort of the Company. The Company expects these costs to continue to be significant components of SG&A in the future.

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

     As of June 30, 2005 there are no material commitments for capital expenditures.

     The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2005.

Item 3.  CONTROLS AND PROCEDURES
-------  -----------------------

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("ICFO"), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and ICFO concluded that as more fully described below, as of June 30, 2005, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in our periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and ICFO, as appropriate to allow timely decisions regarding required disclosure.

     (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Other than as described below, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     (c) IDENTIFIED CONTROLS AND PROCEDURE WEAKNESSES FOR PAYROLL DISBURSEMENTS. As previously reported the Company discovered certain unauthorized disbursements by a senior finance officer and reported this discovery to all appropriate parties including the Company's Attorney, the Audit Committee, the Company's Independent Auditors, the SEC, the AMEX and the District Attorney of Erie County, New York. An investigation was immediately initiated and is continuing.

     Although the Company has not yet received a definitive investigation report it appears that such unauthorized disbursements by this individual have occurred over a period of 22 1/2 years and amounts to, on average, approximately $107,000 per year after tax, for a total of approximately $2,400,000 after tax or $4,000,000 before tax. The above amounts were expensed as incurred and the associated tax benefits were received. Therefore, all future restitution, net of recovery costs, will be reflected as additional income in the time periods they are received. The subject individual, through his attorney, has offered to make restitution to the extent possible. The Company has a $1,000,000 crime policy with a $10,000 deductible. The individual is no longer an employee of the Company and, to date, has cooperated with the investigation. At this stage, the Company cannot reliably forecast its total net recovery.

     We are currently not aware of any other weaknesses in our internal controls and procedures, other than the weakness relative to payroll disbursements as described above. In connection with this investigation, we will perform further evaluation and implement the appropriate remedial action. Notwithstanding the weakness in our controls and procedures relative to payroll disbursements, management believes that the information contained in this Form 10-QSB/A, including the financial statements contained herein, present, in all material respects, our financial condition and results of operations as of the dates so indicated.

     We are only in the initial phases of establishing compliance under Section 404 of the Sarbanes-Oxley Act, which now will not be effective for our Company until our fiscal year ending December 31, 2007. We anticipate expending significant additional resources to evaluate and maintain appropriate controls and procedures and to prepare the required financial and other information during the process of establishing our Section 404 Sarbanes-Oxley controls and procedures.

     (d) LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS. Our management, including the CEO and ICFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may change.

                                     PART II

                                OTHER INFORMATION

Item 6.  EXHIBITS

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

          32.1 Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                           FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-QSB/A contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, and market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB/A. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2005




                SERVOTRONICS, INC.

                By:  /s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
                   ------------------------------------------------------------
                         Dr. Nicholas D. Trbovich
                         Chief Executive Officer

                By:  /s/ Cari L. Jaroslawsky, Interim Chief Financial Officer
                   ------------------------------------------------------------
                         Cari L. Jaroslawsky
                         Interim Chief Financial Officer (effective 8/9/2005)

                By:  /s/ Raymond C. Zielinski, Vice President
                   ------------------------------------------------------------
                         Raymond C. Zielinski
                         Vice President