Form 10QSB
period 2005-09-30
SERVOTRONICS INC /DE/
filed 2005-11-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE _ ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes       ;    No      X
           ------          ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at October 31, 2005
------------------------------------          ----------------------------------
  Common Stock, $.20 par value                           2,492,901



Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------

                                      INDEX
                                      -----

                PART I. FINANCIAL INFORMATION                                                                    Page No.
                                                                                                                 --------
      Item 1.   Financial Statements (Unaudited)

                a)  Consolidated balance sheet, September 30, 2005                                                    3

                b) Consolidated statement of operations for the three and nine months ended
                   September 30, 2005 and 2004                                                                        4

                c) Consolidated statement of cash flows for the nine months
                   ended September 30, 2005 and 2004                                                                  5

                d)  Notes to consolidated financial statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                             9

      Item 3.   Controls and Procedures                                                                              11

                PART II. OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders                                                  12

      Item 6.   Exhibits                                                                                             12

                Signatures                                                                                           13



                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     ($000's omitted except per share data)
                                   (Unaudited)

                                                                        September 30, 2005
                                                                        ------------------
Assets
Current assets:
  Cash                                                                   $      3,787
  Accounts receivable, net                                                      3,463
  Inventories, net                                                              6,153
  Prepaid income taxes                                                             18
  Deferred income taxes                                                           471
  Other assets                                                                  1,219
                                                                         ------------

     Total current assets                                                      15,111
                                                                         ------------

Property, plant and equipment, net                                              6,311

Other non-current assets                                                          570
                                                                         ------------

                                                                         $     21,992
                                                                         =============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                      $        381
  Accounts payable                                                                612
  Accrued employee compensation and benefit costs                                 871
  Other accrued liabilities                                                       448
  Accrued income taxes                                                             98
                                                                         ------------

     Total current liabilities                                                  2,410
                                                                         ------------

Long-term debt                                                                  5,241

Deferred income taxes                                                             434

Other non-current liability                                                       304

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares                                     523
  Capital in excess of par value                                               13,033
  Retained earnings                                                             2,827
  Accumulated other comprehensive loss                                           (125)
                                                                         -------------

                                                                               16,258
  Employee stock ownership trust commitment                                    (2,135)
  Treasury stock, at cost 121,605 shares                                         (520)
                                                                         --------------

Total shareholders' equity                                                     13,603
                                                                         -------------

                                                                         $     21,992
                                                                         =============
                 See notes to consolidated financial statements
                                      - 3 -

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                           2005           2004              2005             2004
                                                           ----           ----              ----             ----
Net revenues                                           $   5,826       $   5,383       $  17,645         $   16,351

Costs and expenses:
   Cost of goods sold, exclusive of depreciation           4,083           4,031          12,950             12,173
   Selling, general and administrative                     1,113             913           3,109              2,745
   Interest                                                   67              36             163                108
   Depreciation and amortization                             164             159             501                486
                                                       ---------       ---------       ---------         ----------

                                                           5,427           5,139          16,723             15,512
                                                       ---------       ---------       ---------         ----------

Income before income taxes                                   399             244             922                839

Income tax provision                                         147              90             341                312
                                                       ---------       ---------       ---------         ----------

Net income                                             $     252       $     154       $     581         $      527
                                                       =========       =========       =========         ==========


Income Per Share:
Basic
-----
Net income per share                                   $    0.12       $    0.08       $    0.28         $     0.26
                                                       =========       =========       =========         ==========
Diluted
-------
Net income per share                                   $    0.12       $    0.07       $    0.27         $     0.25
                                                       =========       =========       =========         ==========

                 See notes to consolidated financial statements
                                      - 4 -

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        2005            2004
                                                                                      ---------      ---------
Cash flows related to operating activities:
   Net income                                                                       $     581      $     527
   Adjustments to reconcile net income to net
          cash provided by operating activities -
        Depreciation and amortization                                                     501            486
   Change in assets and liabilities -
        Accounts receivable                                                              (129)          (655)
        Inventories                                                                       688             13
        Prepaid income taxes                                                              (18)            -
        Other assets                                                                      325            (46)
        Other non-current assets                                                          (34)             6
        Accounts payable                                                                 (183)           386
        Accrued employee compensation and benefit costs                                    66             50
        Accrued income taxes                                                               31            149
        Other accrued liabilities                                                         296            164
                                                                                    ---------      ---------

Net cash provided by operating activities                                               2,124          1,080
                                                                                    ---------      ---------

Cash flows related to investing activities:
   Capital expenditures - property, plant and
       equipment                                                                         (284)          (324)
                                                                                    ----------     ----------

Net cash used in investing activities                                                    (284)          (324)
                                                                                    ----------     ----------

Cash flows related to financing activities:
   Principal payments on long-term debt                                                  (159)          (251)
                                                                                    ----------     ----------

Net cash used in financing activities                                                    (159)          (251)
                                                                                    ----------     ----------

Net increase in cash                                                                    1,681            505

Cash at beginning of period                                                             2,106          1,506
                                                                                    ---------      ---------

Cash at end of period                                                               $   3,787      $   2,011
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

          The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

3.        Inventories
          -----------

                                                                             September 30, 2005
                                                                             ------------------
            Raw materials and common parts                                     $   3,213
            Work-in-process                                                        2,400
            Finished goods                                                           788
                                                                               ---------
                                                                                   6,401
            Less common parts expected to be used after one year                    (248)
                                                                               ---------
                                                                               $   6,153
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

4.        Property, plant and equipment
          -----------------------------

                                                                             September 30, 2005
                                                                             ------------------
            Land                                                               $         25
            Buildings                                                                 6,487
            Machinery, equipment and tooling                                         10,630
                                                                               ------------
                                                                                     17,142
            Less accumulated depreciation                                           (10,831)
                                                                               ------------
                                                                               $      6,311
                                                                               ============

          Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2005, accumulated amortization on the building amounted to approximately $1,450,000. The associated current and long-term liabilities are discussed in footnote 5 to the consolidated financial statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.        Long-term debt
          --------------

                                                                                              September 30, 2005
                                                                                              ------------------
          Industrial Development Revenue Bonds; secured by a
              letter of credit from a bank with interest payable monthly
              at a floating rate (2.95% at September 30, 2005)                                   $   4,150

          Term loan payable to a financial institution
              interest at LIBOR plus 2% (5.50% at
              September 30, 2005); quarterly principal payments
              of $17,500 commencing January 1, 2005; payable in full
              in the fourth quarter of 2009                                                            448

          Term loan payable to a financial institution
              interest at LIBOR plus 2% (5.39% at September 30, 2005)
              quarterly principal payments of $26,786 through the
              fourth quarter of 2011                                                                   669

          Secured term loan payable to a government agency,
              monthly payments of approximately $1,455 with
              interest waived payable through second quarter of 2012                                   150

          Secured term loan payable to a government agency
              monthly payments of $1,950 including interest
              fixed at 3% payable through fourth quarter of 2015                                       205
                                                                                                 ---------

                                                                                                     5,622
          Less current portion                                                                        (381)
                                                                                                 ---------
                                                                                                 $   5,241
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

          The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2005.

6.        Common shareholders' equity
          ---------------------------

                                  Common stock                                                             Accumulated
                                  ------------
                             Number           Capital in                                                      other
                            of shares          excess of Retained              Treasury   Comprehensive   comprehensive
                             issued   Amount   par value earnings     ESOP       stock       income           loss
                             -------------------------------------------------------------------------------------
Balance December
    31, 2004                2,614,506  $523    $13,033    $2,246   ($ 2,135)  ($   520)                      ($125)
                            =========  ====    =======     =====    =======    =======                        ====
Comprehensive income
   Net income                   -       -         -       $  581      -          -           $ 581             -
                                                                                             -----
Comprehensive income            -       -         -         -         -          -           $ 581             -
                            ---------  ----    -------    ------    -------    -------       =====            ----
Balance September 30, 2005  2,614,506  $523    $13,033    $2,827   ($ 2,135)  ($   520)                      ($125)
                            =========  ====    =======    ======    =======    =======                        ====

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

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                         2005              2004         2005              2004
                                                        ------            ------       ------            -----

  Net income                                            $  251               154       $  580            $  527
                                                        =======           ======       ======            ======
  Weighted average common shares
     outstanding (basic)                                 2,071             2,048        2,071             2,048
  Incremental shares from assumed
     conversions of stock options                           66                66           69                44
                                                        -------           ------       ------            ======
  Weighted average common
     shares outstanding (diluted)                        2,137             2,114        2,140             2,092
                                                        =======           ======       ======            ======

    Basic
    -----
    Net income per share                                $ 0.12           $  0.08       $ 0.28            $ 0.26
                                                        =======           ======       ======            ======
    Diluted
    -------
    Net income per share                                $ 0.12           $  0.07       $ 0.27            $ 0.25
                                                        =======           ======       ======            ======

7.        Business segments
          -----------------

          The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG involve the design, manufacture, and marketing of servo-control components (i.e., control valves, actuators, etc.) for government, commercial and industrial applications. CPG's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a significant portion of finished products are for foreign end use.

                                             Advanced Technology     Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                             Nine months ended       Nine months ended           Nine months ended
                                               September 30,           September 30,               September 30,
                                               2005      2004          2005     2004              2005       2004
                                               ----      ----          ----     ----              ----       ----
Revenues from unaffiliated customers        $ 10,112  $  8,352       $ 7,533  $  7,999         $  17,645  $  16,351
                                            ========  ========       =======  ========         =========  =========

Profit                                      $  1,869  $  1,247       $   269  $    583         $   2,138  $   1,830
                                            ========  ========       =======  ========

Depreciation and amortization                                                                       (501)      (486)

Interest expense                                                                                    (163)      (108)

General corporate expense                                                                           (552)      (397)
                                                                                               ---------- ----------

Income before income taxes                                                                     $     922  $     839
                                                                                               =========  =========

                                            Advanced Technology     Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                            Three months ended      Three months ended          Three months ended
                                               September 30,           September 30,               September 30,
                                               2005      2004          2005     2004              2005       2004
                                               ----      ----          ----     ----              ----       ----

Revenues from unaffiliated customers        $  3,748  $  3,023       $ 2,078  $  2,360         $   5,826  $   5,383
                                            ========  ========       =======  ========         =========  =========

Profit                                      $    895  $    465       $   (81) $    107         $     814  $     572
                                            ========  ========       ======== ========

Depreciation and amortization                                                                       (164)      (159)

Interest expense                                                                                     (67)       (36)

General corporate expense                                                                           (184)      (133)
                                                                                              ----------- ----------

Income before income taxes                                                                    $      399  $     244
                                                                                              ==========  =========

Item      2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----      ------------------------------------------------------------

          The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the percentage increase or decrease of such items as compared to the indicated prior period.

                                                    Relationship to     Period to    Relationship to      Period to
                                                     net revenues        period $      net revenues        period $
                                                    three months ended   increase    nine months ended     increase
                                                     September 30,      (decrease)     September 30,      (decrease)
                                                    2005       2004        05-04      2005       2004        05-04
                                                   ------     ------     ----------  ------     ------    ----------
Net revenues
   Advanced Technology Group                         64.3%      56.2%      24.0%       57.3%      51.1%     21.1%
   Consumer Products Group                           35.7%      43.8%     (12.0%)      42.7%      48.9%     (5.8%)
                                                    ------     ------                 ------     ------
                                                    100.0%     100.0%       8.2%      100.0%     100.0%      7.9%

Cost of goods sold, exclusive of
   depreciation                                      70.8%      74.9%       2.3%       73.6%      74.4%      6.7%
                                                    ------     ------                 ------     ------
Gross profit                                         29.2%      25.1%      25.9%       26.4%      25.6%     11.4%
                                                    ------     ------                 ------     ------
Selling, general and administrative                  18.4%      17.0%      17.4%       17.4%      16.8%     11.8%
Interest                                              1.2%       0.7%      86.1%        0.9%       0.7%     50.9%
Depreciation and amortization                         2.8%       3.0%       3.1%        2.8%       3.0%      3.1%
                                                    ------     ------                 ------     ------
                                                     22.4%      20.7%      17.6%       21.1%      20.5%     11.8%
                                                    ------     ------                 ------     ------
Income before income taxes                            6.8%       4.4%      63.4%        5.3%       5.1%      9.8%
Income tax provision                                  2.5%       1.5%      63.3%        2.0%       1.9%      9.3%
                                                    ------     ------                 ------     ------
Net income                                            4.3%       2.9%      63.4%        3.3%       3.2%     10.2%
                                                    ======     ======                 ======     ======

Management Discussion
---------------------

          During the nine month period ended September 30, 2005 and for the comparable period ended September 30, 2004, approximately 43% of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Total government sales are anticipated to decrease in 2005 as a result of the scheduled completion of a significant government order to the CPG as previously reported. The Company's business is performed under fixed price contracts. Allocations of defense expenditures and government involvement in overseas military operations have had an impact on the Company's financial results. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

Results of Operations
---------------------

          The Company's consolidated results of operations for the nine month period ended September 30, 2005 showed an approximate 7.9% increase in net revenues to $17,645,000 with an increase in net income of approximately 10.2% to $581,000 when compared to the same nine month period of 2004. The Company's consolidated results of operations for the three month period ended September 30, 2005 showed an approximate 8.2% increase in net revenues to $5,826,000 with an increase in net income of approximately 63.4% to $252,000 when compared to the same three month period in 2004. The increase in revenues is primarily attributed to an increase in government and commercial shipments by the Advanced Technology Group and price increases.

          Gross margins for the nine and three month periods ended September 30, 2005 increased as a percentage of sales when compared to the same period in 2004 because of increased sales volume, the aforementioned price increases, mix of products and because the increases in incremental sales resulted in the fixed overhead costs becoming a smaller percentage of total costs. The Company continues to incur costs associated with prototype and preproduction activities that are expensed in the period incurred.

          Selling, general and administrative (SG&A) costs increased approximately 13.3% when compared to the same nine month period in 2004 and increased 21.9% for the three month period ended September 30, 2005 when compared to the same three month period in 2004. This increase, which was partially mitigated by $162,000 in retroactive price increases, is attributable to costs incurred for professional services which are related to corporate governance necessitated by the Sarbanes-Oxley Act, increased legal and accounting services related to the previously reported issues identified in item 3 and a change in the Company's Independent Auditors as well as increased marketing costs supporting the expanded sales effort of the ATG and CPG.

          Interest expense increased for the nine months and quarter ended September 30, 2005 when compared to the same period in 2004 primarily due to an increase in institutional debt and market driven interest rates.

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

          As of September 30, 2005 there are no material commitments for capital expenditures.

          The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2005.

Item 3.       CONTROLS AND PROCEDURES
-------       -----------------------

          (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2005, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

          (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Other than as described below, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

          We are in the initial phases of establishing compliance under Section 404 of the Sarbanes-Oxley Act which, consistent with current government regulations, will be effective for our Company for the fiscal year ending December 31, 2007. We anticipate expending significant additional resources to evaluate and maintain appropriate controls and procedures and to prepare the required financial and other information during the process of establishing our
Section 404 Sarbanes-Oxley controls and procedures.

          (c) IDENTIFIED CONTROLS AND PROCEDURE WEAKNESSES FOR PAYROLL DISBURSEMENTS. As previously reported in the Company's amended quarterly report on Form 10-QSB/A for the quarterly period ended June 30, 2005 (the "Amended Second Quarter Report "), the Company's Interim CFO (who is now the current CFO) and the CEO concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were not effective as a result of the Company's discovery of certain unauthorized disbursements by a senior finance officer. The Company reported this discovery to all appropriate parties including the Company's Attorney, the Audit Committee, the Company's Independent Auditors, the SEC, the AMEX and the District Attorney of Erie County, New York. An investigation was immediately initiated and continued through the third quarter ended September 30, 2005. Reference is made to the Amended Second Quarter Report for a more detailed description. Subsequent to September 30, 2005, the Company received a forensic accounting report which essentially supported the original allegations as described in the Amended Second Quarter Report.

          The CEO and CFO believe that the Company has corrected the weaknesses in its internal controls and procedures relative to certain payroll disbursements as described in the Amended Second Quarter Report and are not aware of any other weaknesses in the Company's internal controls and procedures.

                                     PART II

                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

          The annual meeting of shareholders of the Registrant was held on July 1, 2005. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

          Name of Nominee                                 For          Withheld
                                                                       Authority
          ---------------------------                  ---------       ---------
          Dr. Nicholas D. Trbovich                     2,312,351         6,514
          Nicholas D. Trbovich, Jr.                    2,317,444         1,421
          Dr. William H. Duerig                        2,318,468           397
          Donald W. Hedges                             2,313,375         5,490


Item 6.    EXHIBITS
-------    --------

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

Date: November 11, 2005


                                    SERVOTRONICS, INC.

                    By: /s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
                       ---------------------------------------------------------
                       Dr. Nicholas D. Trbovich
                       Chief Executive Officer

                    By: /s/ Cari L. Jaroslawsky,  Chief Financial Officer
                       ---------------------------------------------------------
                       Cari L. Jaroslawsky
                       Chief Financial Officer

                    By: /s/ Raymond C. Zielinski, Vice President
                       ---------------------------------------------------------
                       Raymond C. Zielinski
                       Vice President