Form 10KSB
period 2005-12-31
SERVOTRONICS INC /DE/
filed 2006-03-31
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                   to                  .
                               -----------------    -----------------
Commission File No. 1-07109

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

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act.
                                                                            ----

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X . No .
                                                                     ---    ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                   Yes        No  X.
                                                                  ----     ----
     Issuer's revenues for its most recent fiscal year: $23,126,000

     As of March 27, 2006 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $14,617,768.22 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of March 27, 2006 the number of $.20 par value common shares outstanding was 2,481,752.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Document                                               Part of Form 10-KSB
     --------                                               -------------------
2006 Proxy Statement                                             Part III

     Transitional Small Business Disclosure Format.           Yes     .  No  X.
                                                                  ----     ----

                                TABLE OF CONTENTS

PART I

Item 1.     Description of Business............................................3

Item 2.     Description of Properties..........................................7

Item 3.     Legal Proceedings..................................................7

Item 4.     Submission of Matters to a Vote of Security Holders................8

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities................8

Item 6.     Management's Discussion and Analysis or Plan of Operation..........9

Item 7.     Financial Statements..............................................15

Item 8.     Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................15

Item 8A.    Controls and Procedures...........................................16

Item 8B.    Other Information.................................................16

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............17

Item 10.    Executive Compensation............................................17

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................17

Item 12.    Certain Relationships and Related Transactions....................17

Item 13.    Exhibits..........................................................18

Item 14.    Principal Accountant Fees and Services............................23

Signatures....................................................................24

Consolidated Financial Statements.........................................F1-F21

                                     PART I
                                     ------


Item 1.  Description of Business
------   -----------------------

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

Products
--------

     Advanced Technology Products
     ----------------------------

     The Registrant designs, manufactures and markets a variety of servo-control components which convert an electrical current into a mechanical force or movement and other related products. The principal servo-control components produced include torque motors, electromagnetic actuators, hydraulic valves, pneumatic valves and similar devices, all of which perform the same general function. These are sold principally to the commercial aerospace, missile, aircraft and government related industries.

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

     Consumer Products
     -----------------

     The Registrant designs, manufactures and sells a variety of cutlery products. These products include a wide range of kitchen knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Registrant sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Registrant also produces and markets other cutlery items such as various specialty tools, putty knives, linoleum sheet cutters and field knives. The Registrant manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Registrant's commercial cutlery related products are intended for the medium to premium priced markets.

     The Registrant sells many of its cutlery products under its own brand names including "Old Hickory" and "Queen."

Sales, Marketing and Distribution
---------------------------------

     Advanced Technology Products
     ----------------------------

     The Registrant's advanced technology products are marketed throughout the United States and are essentially non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Registrant's professional staff and field engineering representatives.

     During the Registrant's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 23% of the Registrant's total revenues as compared to 22% in 2004. In 2005 and 2004, the Registrant had sales of advanced technology products to two customers (including their respective subsidiaries and/or divisions) that each exceeded 10% of Registrant's total revenues. No other single customer represented more than 10% of the Company's revenues in 2005 or 2004.

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

     Consumer Products
     -----------------

     The Registrant's consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware,
supermarket,   variety,   department,   discount,  gift  and  drug  stores.  The
Registrant's Consumer Products Group also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 16% of the Registrant's total sales in 2005 as compared to 23% in 2004. No other single customer represented more than 10% of the Company's revenues in 2005. The Registrant sells its products through its own sales personnel and through independent manufacturers' representatives.

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

Research Activities
-------------------

     The amount spent by the Registrant in research and development activities during its 2005 and 2004 fiscal years was not significant.

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

     The Registrant encounters active competition with respect to its products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Registrant believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Registrant's knowledge, its principal competitors with regard to cutlery include World Kitchen, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Lifetime Hoan Corp., Gerber and Camillus Cutlery Company.

     The Registrant has many different competitors with respect to servo-control components because of the nature of that business and the fact that these products also face competition from other types of control components which, at times, can accomplish the desired result.

     The Registrant markets most of its products throughout the United States and to a lesser extent in selected foreign markets. The Registrant believes that it competes in marketing its consumer products primarily on the basis of price, quality and delivery, and its control products primarily on the basis of operating performance, adherence to rigid specifications, quality, price and delivery.

Employees
---------

     The Registrant, at December 31, 2005, had approximately 245 employees of which approximately 230 are full time; 189 in Western New York and 41 in Pennsylvania. In excess of 83% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

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
                             Approx.             product                 type of             floor area
  Location                   acreage          manufactured             construction          (sq. feet)
  -----------------------------------------------------------------------------------------------------
  Elma, New York             38.4                Advanced           1-concrete block/            82,000
                                                technology               steel
                                                products

  Franklinville,             12.7           Cutlery products        1-tile/wood
    New York                                                        1 concrete/metal
                                                                    1 concrete block            154,000

  Titusville,
    Pennsylvania               .4           Cutlery products        2-brick                      25,000

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

     The Registrant possesses modern precision manufacturing and testing equipment suitable for the development, manufacture, assembly and testing of its advanced technology products. The Registrant uses computer-aided technology throughout its processes, procedures, designs, manufacturing and administrative functions. The Registrant designs and makes substantially all of the tools, dies, jigs and specialized testing equipment necessary for the production of the advanced technology products. The Registrant also possesses automatic and semi-automatic grinders, tumblers, presses and miscellaneous metal finishing machinery and equipment for use in the manufacture of consumer products.

Item 3.  Legal Proceedings
------   -----------------

     There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
------   ---------------------------------------------------------------
         Business Issuer Purchases of Equity Securities
         ----------------------------------------------

    (a)  Price range of common stock
         ---------------------------

         The following table shows the range of high and low prices for the Registrant's common stock as reported by the American Stock Exchange for 2005 and 2004.
                                                          High             Low
                                                          ----             ---

          2005
                  Fourth Quarter                      $   4.75         $  3.85
                  Third Quarter                           5.05            4.10
                  Second Quarter                          5.00            4.10
                  First Quarter                           5.00            4.41

          2004
                  Fourth Quarter                      $   4.99         $  3.70
                  Third Quarter                           5.90            3.50
                  Second Quarter                          4.98            2.72
                  First Quarter                           3.54            2.75

    (b)  Approximate number of holders of common stock
         ---------------------------------------------

                  Title                                    Approximate number of
                   of                                      record holders (as of
                  class                                     December 31, 2005)
                  -----                                     ------------------

         Common Stock, $.20 par value per share                     605

    (c)  Dividends on common stock
         -------------------------

         No cash dividends were paid in 2005 or 2004.

    (d)  Securities Authorized for Issuance Under Equity Compensation Plans
         ------------------------------------------------------------------

                                                                                              Number of securities
                                   Number of securities                                      remaining available for
                                     to be issued upon             Weighted-average           future issuance under
                                  exercise of outstanding          exercise price of           equity compensation
                                     options, warrants           outstanding options,      plans (excluding securities
                                        and rights                warrants and rights       reflected in column (a))
         Plan category                      (a)                           (b)                          (c)
         -------------           -------------------------       ---------------------    --------------------------
Equity compensation
  plans approved by
  security holders                         333,000                       $3.503                       17,000

Equity compensation
  plans not approved
  by security holders                      180,900                       $6.072                       16,300
                                           -------                                                    ------

Total                                      513,900                       $4.407                       33,300
                                           =======                                                    ======

    (e)  Company Re-purchases of Equity Securities

         During 2005, the Company did not purchase any shares of Servotronics, Inc. common stock. In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

Management Discussion
---------------------

     During the years ended December 31, 2005 and 2004, approximately 39% and 45% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have decreased a net of approximately $560,000 when comparing the results of 2005 to 2004 as the result of the previously reported scheduled completion of a significant order to the Consumer Products Group (CPG). The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

     See also Note 10 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2005 as Compared to 2004
-----------------------------------------------------

     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues and the period to period dollar and percentage increase or decrease of such items as compared to the indicated prior period.

                                                                                          Period to        Period to
                                                               Relationship to             period            period
                                                                net revenues             $ increase        % increase
                                                                 year ended              (decrease)        (decrease)
                                                                December 31,             year ended        year ended
                                                             2005         2004            2005-2004         2005-2004
                                                             ----         ----            ---------         ---------
Net revenues and other income:
   Advanced technology products                              59.8%        51.3%           $ 2,480             21.8%
   Consumer products                                         40.2         48.7             (1,467)           (13.6)
                                                             ----         ----            ---------         ---------
                                                            100.0        100.0              1,013              4.6

Cost of goods sold, exclusive of depreciation                73.7         73.9                703              4.3
                                                             ----         ----            ---------         ---------
Gross profit                                                 26.3         26.1                310              5.4
                                                             ----         ----            ---------         ---------
Selling, general and administrative                          16.5         17.1                 15              0.4

Interest                                                      1.0          0.7                 74             46.0

Depreciation and amortization                                 2.9          3.0                 24              3.7

Insurance proceeds, net                                      (3.4)          -                 795               -
                                                             ----         ----            ---------         ---------

                                                             17.0         20.8                682             50.1

Income before income tax provision                            9.3          5.3                992             85.3

Income tax provision                                          3.4          2.0                363             84.6
                                                             ----         ----            ---------         ---------
Net income                                                    5.9%         3.3%           $   629             85.7%
                                                             ====         ====            =========         =========

     Revenues increased by approximately $1,013,000 or 4.6% with an increase in net income of $629,000 or 85.7%. The increase in revenues is primarily attributed to an increase in government and commercial shipments as well as price increases under certain long-term agreements at the Advanced Technology Group (ATG) partially off-set by a decrease in government shipments at the Consumer Products Group as a result of the aforementioned scheduled completion of a significant government order.

     Gross margins for the twelve month period ended December 31, 2005 increased 5.4% when compared to the same period in 2004 primarily due to the aforementioned price increases offset by increased costs associated with certain retirement obligations (See Note 5 Consolidated Financial Statements). Other factors affecting margins include the mix of products sold. The Company continues to incur costs associated with prototype and preproduction activities that are expensed in the period incurred.

     Selling, general and administrative (SG&A) costs increased approximately 0.4% when compared to the same period in 2004. The increase in SG&A costs is attributed to an increase in administrative and professional costs as well as increase in costs attributed to expanded marketing and sales efforts and continuing compliance-related costs under federal securities laws and regulations applicable to registrant companies.

     Interest expense increased for the year ended December 31, 2005 when compared to the same period in 2004. Although average debt outstanding was lower and will continue to decline as the Company continues to repay its scheduled debt obligations, the increase in interest expense was primarily due to an increase in market driven interest rates. See also Note 4 to the consolidated financial statements for information on long-term debt.

     Depreciation and amortization expense increased approximately 3.7% for the year ended December 31, 2005 when compared to the same period in 2004 due to variable estimated useful lives of depreciable property as identified in Note 1 to the consolidated financial statements.

     In December 2005, the Company received $1,000,000, equal to the policy limit, from its insurance carrier in partial recovery of a defalcation by a former employee. As of December 31, 2005, the Company incurred approximately $205,000 in professional, legal and related costs associated with the recovery and the Company continues to seek additional restitution.

     The Company's effective tax rate was 37% in 2005 and 2004. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for extraterritorial sales as well as manufacturing deductions allowable under the American Jobs Creation Act of 2004. See also Note 6 to the consolidated financial statements for information concerning income tax rates.

     Net income increased $629,000 after the aforementioned increase in costs associated with certain retirement obligations. The increase in net income is primarily attributed to the net after tax insurance proceeds of approximately $500,000 and the increase in gross profits generated from approximately $1 million increase in net revenues for 2005.

Results of Operations - Year 2004 as Compared to 2003
-----------------------------------------------------

     The Company's consolidated results of operations for the year ended December 31, 2004 showed an approximate $4,539,000 or 25.8% increase in net revenues with an increase in income before taxes of approximately $757,000. The increase in revenues is primarily attributed to increased government shipments.

     Gross profit increased 28.0% for the twelve month period ended December 31, 2004. The variation in gross profit can be attributed to several factors including year-to-year variations in the previously discussed front-end costs associated with new products and changes in design on existing products. The timing of such costs directly contributes to the fluctuation in gross profit from period to period as these costs are expensed as they occur and, as such, are not matched to their future revenues and benefits. As previously reported, while 2004 revenues from Consumer Products Group's combination combat knife and bayonet increased, a substantial amount of front-end costs associated with these revenues were expensed in prior periods. The Company continues to incur such costs on an ongoing basis associated with products for both the ATG and CPG. Another factor contributing to the increase in gross profit for the reported period is product mix.

     Selling, general and administrative (SG&A) costs increased approximately 15.8% when compared to the same period in 2003. The increase in SG&A costs is attributed to increased marketing and sales efforts of the ATG and CPG, however, the most significant impact has been increased costs for professional services and corporate governance necessitated by the Sarbanes-Oxley Act. The Company estimates that it has incurred in excess of $200,000 on related expenses in 2004 and expects to incur significant expenses in the future.

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

     The Company's effective tax rate was 37% in 2004 and 2003. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit on certain foreign sales. See also Note 6 to the consolidated financial statements for information concerning income tax rates.

Liquidity and Capital Resources
-------------------------------

     The Company's primary liquidity and capital requirements relate to the working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. At December 31, 2005, the Company has approximately $4.6 million in cash on hand and working capital of approximately $13 million.

     The Company's primary sources of liquidity in 2005 have been from positive cash flows from operations. For fiscal 2005, the Company generated approximately $3.3 million in cash flow from operations, an increase of approximately $2.2 million over fiscal 2004. The increase was primarily funded through an increase in net income as discussed above and a lower use of cash to fund working capital.

     During the year ended December 31, 2005, the Company expended $421,000 on capital expenditures as compared to $622,000 in 2004.

     At December 31, 2005, there are no material commitments for capital expenditures.

     The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2005. This will be used to fund cash flow required for operations if needed.

       Principal maturities of long-term debt are as follows: 2006 - $382,000, 2007 - $386,000, 2008 - $387,000, 2009 - $539,000, 2010 - $321,000 and
thereafter - $3,383,000.

     In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 27, 2006, the Company has purchased or committed to purchase 77,757 shares for a total of $679,300 under this program.

Off Balance Sheet Arrangements
------------------------------

     None.

Critical Accounting Policies
----------------------------

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America
(GAAP). As such, we are required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Notes 1 and 7 to the accompanying consolidated financial statements include a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

New Accounting Pronouncements
-----------------------------

     Management reviewed recent accounting pronouncements and has not determined the effect these pronouncements will have on Financial Statement results. See Notes 1 and 7 to the accompanying consolidated financial statements for further discussion of new accounting pronouncements.

Revenue Recognition
-------------------

     Revenues are recognized as servies are rendered or as units are shipped and at the designated FOB point consistent with the transfer of title, risks and rewards of ownership. Such purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase and may provide for progress payments based on in-process costs as they are incurred.

Inventories
-----------

     Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect to net realizable value and obsolescence are applied to the gross value of the inventory. Pre-production and start-up costs are expensed as incurred.

Employee Benefit Plans
----------------------

     As discussed in Note 5 to the financial statements, the Company provides a range of benefits to its employees and retired employees, including pension and post retirement benefits. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which includes various actuarial assumptions, such as discount rates, assumed rates of return on plan assets and health care cost trend rates. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on advice from its actuaries.

Use of Estimates
----------------

       The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, reserves and allowances for inventories and trade receivables. Actual results could differ from those estimates.

Item 7.  Financial Statements
------   --------------------

     The financial statements of the Registrant which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------   ----------------------------------------------------------------
         Financial Disclosure
         --------------------

     As previously disclosed on Form 8-K, on September 7, 2005, the Audit Committee of the Company's Board of Directors terminated PricewaterhouseCoopers LLP ("PWC") as the Company's independent registered public accounting firm. The audit reports of PWC on the Company's consolidated financial statements as of and for the two most recent fiscal years ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions modified as to uncertainty, audit scope or accounting principles. During the Company's two fiscal years ended December 31, 2004 and through September 7, 2005, there were no disagreements between the Company and PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report which did not occur.

     The Company provided PWC with a copy of its Form 8-K disclosure and requested that PWC furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether PWC agreed with the Company's statements. PWC agreed that there were no disagreements, and issued the letter which is incorporated by reference as Exhibit 16.1 to this Form 10-KSB.

     In connection with obtaining consent from PWC to the inclusion of their audit report dated March 31, 2005 in this Form 10-KSB for the year ended December 31, 2004, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. As stated in the Division of Corporate Finance's Accountant Disclosure Rules and Practices Training Manual, the Securities and Exchange Commission does not object to a domestic or foreign registrant's indemnification of predecessor auditors for costs incurred in successful defense of claims.

     On September 7, 2005, the Audit Committee engaged Freed Maxick & Battaglia, CPAs, P.C., effective September 8, 2005, to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005.

Item 8A. Controls and Procedures
-------  -----------------------

     (i) Disclosure Controls and Procedures

     The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     (ii)Changes in Internal Controls

     The Company reviewed its internal control policy and procedures and during the period ended December 31, 2005 it developed and implemented additional measures designed to insure that information is recorded, processed, summarized and reported accurately. These measures include additional procedures relative to the review and reconciliation of bank statements for payroll and operating accounts.

Item 8B. Other Information
-------  -----------------

     None.

                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   --------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

     Information regarding directors and executive officers of the Registrant is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2005 fiscal year or such information will be included by amendment to this form 10-KSB.

Code of Ethics
--------------

     The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company as required by the listing standards of the American Stock Exchange. The Code is available on the Company's website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the American Stock Exchange.

Item 10. Executive Compensation
-------  ----------------------

     Information regarding executive compensation is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2005 fiscal year or such information will be included by amendment to this form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
-------  -------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2005 fiscal year or such information will be included by amendment to this form 10-KSB.

     Also incorporated by reference is the information in the table under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" included in Item 5 of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions
-------  ----------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2005 fiscal year or such information will be included by amendment to this form 10-KSB.

Item 13. Exhibits
-------  --------

          (a)      Exhibits
                   --------

                   Exhibit
                   -------
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

                    4.1(D)           Second amendment to a second           Exhibit 4.1(D) to 2004
                                        amended and restated term              Form 10-KSB*
                                        loan agreement with
                                        Fleet National Bank
                                        dated December 20, 2004

         --------------------------------------------------------------
              *Incorporated herein by reference (File No. 1-07109)
       **Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   -------
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------
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

                    4.2(C)           Second Amendment and                   Exhibit 4.2(C) to 2004
                                        Extension to Letter of                 Form 10-KSB*
                                        Credit and Reimbursement
                                        Agreement originally dated
                                        December 1, 1994, with
                                        Fleet National Bank, dated as
                                        of December 20, 2004

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

                    4.5              Shareholder Rights Plan                Exhibit 4 to Form
                                        dated as of August 27,                 8-K filed August 27,
                                        2002                                   2002*

                    10(A)(1)          Employment contract for               Exhibit 10(A)(1) to Form
                                      Dr. Nicholas D. Trbovich,                8-K filed August 18,
                                        Chief Executive Officer                2005**


         --------------------------------------------------------------
              *Incorporated herein by reference (File No. 1-07109)
       **Indicates management contract or compensatory plan or arrangement

                   Exhibit
                   -------
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------
                    10(A)(4)          Employment contract for               Exhibit 10(A)(1) to Form
                                        Nicholas D. Trbovich, Jr.              8-K filed August 18,
                                        Vice President                         2005**

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

                   Exhibit
                   -------
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------
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

                   Exhibit
                   -------
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------
                    10(D)(13)         2001 Long-Term Stock                  Appendix A to 2001
                                        Incentive Plan                         Proxy**

                    16               Letter from
                                        PricewaterhouseCoopers              Exhibit 16.1 to Form 8-K/A
                                        regarding dismissal                    filed September 21, 2005

                    21                Subsidiaries of the                   Filed herewith
                                        Registrant

                    23.1             Consent of Freed Maxick &              Filed herewith
                                        Battaglia, CPAs, P.C.

                    23.2             Consent of                             Filed herewith
                                        PricewaterhouseCoopers LLP

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

                   Exhibit
                   -------
                   number                  Presentation                          Reference
                   ------                  ------------                          ---------
                    32.2              Certification of Chief Executive      Filed herewith
                                        Officer pursuant to 18 U.S.C.
                                        1350 as adopted pursuant to
                                        Section 906 of the Sarbanes-
                                        Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services
-------  --------------------------------------

     Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Registrant's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Registrant's 2005 fiscal year or such information will be included by amendment to this Form 10-KSB.

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

SERVOTRONICS, INC.


March 28, 2006                        By    /s/ Nicholas D. Trbovich, President
                                            -----------------------------------
                                            Nicholas D. Trbovich
                                            President, Chief Executive Officer
                                            and Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Nicholas D. Trbovich         President, Chief Executive       March 28, 2006
------------------------         Officer, Chairman of the
Nicholas D. Trbovich             Board and Director


/s/ Cari L. Jaroslawsky          Chief Financial Officer,         March 28, 2006
-----------------------          Treasurer
Cari L. Jaroslawsky


/s/ Donald W. Hedges             Director                         March 28, 2006
--------------------
Donald W. Hedges


/s/ William H. Duerig            Director                         March 28, 2006
---------------------
William H. Duerig


/s/ Nicholas D. Trbovich Jr.     Director                         March 28, 2006
---------------------------
Nicholas D. Trbovich Jr.

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                                          Page
                                                                          ----

Reports of Independent Registered Public Accounting Firms                  F2

Consolidated balance sheet at December 31, 2005                            F4

Consolidated statement of operations for the years ended
   December 31, 2005 and 2004                                              F5

Consolidated statement of cash flows for the years ended
   December 31, 2005 and 2004                                              F6

Notes to consolidated financial statements                                F7-F21


Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.


                                      -F1-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Servotronics, Inc. and Subsidiaries

We have  audited  the  consolidated  balance  sheet of  Servotronics,  Inc.  and
Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2004 were audited by other auditors whose report dated March 31, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick & Battaglia, CPAs, P.C.
Buffalo, New York
March 28, 2006


                                      -F2-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Servotronics, Inc. and Subsidiaries:

In our opinion, the consolidated statements of operations and cash flows for the year ended December 31, 2004 appearing on pages F-5 through F-6 of the
Servotronics, Inc. 2005 Annual Report to Shareholders which has been incorporated by reference in this Form 10-KSB, present fairly, in all material respects, the results of operations and cash flows of Servotronics, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



     PricewaterhouseCoopers LLP

     Buffalo, New York
     March 31, 2005

                                      -F3-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                ($000's omitted except share and per share data)

                                                                                                   December 31,
Assets                                                                                                 2005
                                                                                                  ------------
Current assets:
  Cash                                                                                            $      4,637
  Accounts receivable                                                                                    3,775
  Inventories                                                                                            6,558
  Deferred income taxes                                                                                    391
  Other assets                                                                                             930
                                                                                                  ------------

     Total current assets                                                                               16,291

Property, plant and equipment, net                                                                       6,270

Other non-current assets                                                                                   648
                                                                                                  ------------

                                                                                                  $     23,209
                                                                                                  ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                               $        382
  Accounts payable                                                                                         890
  Accrued employee compensation and benefit costs                                                        1,116
  Accrued income taxes                                                                                     329
  Other accrued liabilities                                                                                279
                                                                                                  ------------
     Total current liabilities                                                                           2,996
Long-term debt                                                                                           5,016
Deferred income taxes                                                                                      386
Other non-current liabilities                                                                              386
Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      3,609
  Accumulated other comprehensive loss                                                                    (186)
                                                                                                  -------------

                                                                                                        16,979

  Employee stock ownership trust commitment                                                             (2,034)
  Treasury stock, at cost 121,605 shares                                                                  (520)
                                                                                                  -------------

     Total shareholders' equity                                                                         14,425
                                                                                                  ------------

                                                                                                  $     23,209
                                                                                                  ============

                 See notes to consolidated financial statements
                                      -F4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     ($000's omitted except per share data)

                                                                                               Year Ended
                                                                                              December 31,
                                                                                          2005              2004
                                                                                          ----              ----
Net revenues                                                                          $   23,126         $   22,113

Costs, expenses and other:
   Cost of goods sold, exclusive of depreciation                                          17,047             16,344
   Selling, general and administrative                                                     3,805              3,790
   Interest                                                                                  235                161
   Depreciation and amortization                                                             679                655
   Insurance proceeds, net (Note 11)                                                       (795)               -
                                                                                      ----------         ----------

                                                                                          20,971             20,950
                                                                                      ----------         ----------

Income before income tax provision                                                         2,155              1,163

Income tax provision                                                                         792                429
                                                                                      ----------         ----------

Net income                                                                            $    1,363         $      734
                                                                                      ==========         ==========

Income per share:

Basic
-----
Net income per share                                                                   $    0.66         $     0.36
                                                                                       =========         ==========

Diluted
-------
Net income per share                                                                   $    0.64         $     0.35
                                                                                       =========         ==========


                 See notes to consolidated financial statements
                                      -F5-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                ($000's omitted)

                                                                                             Year Ended
                                                                                            December 31,
                                                                                          2005            2004
                                                                                          ----            ----
Cash flows related to operating activities:
   Net income                                                                         $   1,363      $     734
   Adjustments to reconcile net income to net
        cash provided by operating activities -
   Depreciation and amortization                                                            679            655
   Deferred income taxes                                                                    (39)           (16)
Change in assets and liabilities -
        Accounts receivable                                                                (441)          (846)
        Inventories                                                                         283            (31)
        Prepaid income taxes                                                                 -              73
        Other assets                                                                        614             42
        Other non-current assets                                                           (111)            13
        Accounts payable                                                                     95            246
        Accrued employee compensation and benefit costs                                     311             73
        Other accrued liabilities                                                           127            (23)
        Accrued income tax                                                                  262             67
        Other non-current liabilities                                                        90             27
        Employee stock ownership trust payment                                              101            101
                                                                                      ---------      ---------
Net cash provided by operating activities                                                 3,334          1,115
                                                                                      ---------      ---------
Cash flows related to investing activities:
  Capital expenditures - property, plant &
       equipment                                                                           (421)          (622)
                                                                                      ----------     ----------
Net cash used in investing activities                                                      (421)          (622)
                                                                                      ----------     ----------
Cash flows related to financing activities:
   Proceeds from demand loan                                                                  -            572
   Proceeds from long-term debt issuance                                                      -            750
   Payments on demand loan                                                                    -           (572)
   Principal payments on long-term debt                                                    (382)          (643)
                                                                                      ----------     ----------
Net cash provided by (used in) provided by financing activities                            (382)           107
                                                                                      ----------     ---------
Net increase in cash                                                                      2,531            600

Cash at beginning of year                                                                 2,106          1,506
                                                                                      ---------      ---------
Cash at end of year                                                                   $   4,637      $   2,106
                                                                                      =========      =========

Supplemental disclosures:
-------------------------
   Income taxes paid                                                                  $     419        $   306
                                                                                      =========        =======
   Interest paid                                                                      $     222        $   153
                                                                                      =========        =======


                 See notes to consolidated financial statements
                                      -F6-

                       SERVOTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Summary of significant accounting policies
          ------------------------------------------

          Principles of consolidation
          ---------------------------

          The  consolidated   financial   statements  include  the  accounts  of
          Servotronics, Inc. and its wholly-owned subsidiaries (the "Company").

          Cash and cash equivalents
          -------------------------

          The Company  considers  cash and cash  equivalents to include all cash
          accounts  and  short-term   investments  purchased  with  an  original
          maturity of three months or less.

          Revenue recognition
          -------------------

          Revenues are recognized as services are rendered or as units are shipped and at the designated FOB point consistent with the transfer of title, risks and rewards of ownership. Such purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase and may provide for progress payments based on in-process costs as they are incurred.

          Inventories
          -----------

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

                                      -F7-

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

                  Buildings and improvements                      5-39 years
                  Machinery and equipment                         5-15 years
                  Tooling                                         3-5 years

          Income taxes
          ------------

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

          Employee stock ownership plan
          -----------------------------

          Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

          Impairment of long-lived assets
          -------------------------------

          The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

                                      -F8-

          New accounting pronouncements
          -----------------------------

          During the year ended December 31, 2005, the Financial Accounting Standards Board (FASB) issued a revision to SFAS 123 entitled SFAS 123 R - "Share-Based Payment", requiring companies to include the fair value of stock options granted as an expense in the statement of operations. This revision will become effective for the Company commencing January 1, 2006. See Note 7 for the expected impact of recording the fair value of options granted.

          During the year ended December 31, 2004, the FASB issued SFAS 151, "Inventory Costs". This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. The Company will adopt SFAS 151 effective January 1, 2006 and does not expect the adoption of this new standard to have a significant impact on the Company's financial statements.

          Risk Factors
          ------------

          The aviation and aerospace industries as well as markets for the Company's consumer products are facing new and evolving challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today's global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries, particularly in South and East Asia, currency policies in relation to the U.S. dollar of some major foreign exporting countries so as to maintain or increase a pricing advantage of their exports vis-a-vis U.S. manufactured goods, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company's advanced technology and cutlery products make it difficult to predict the impact on future financial results.

                                      -F9-

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

2.        Inventories
          -----------

                                                              December 31, 2005
                                                              -----------------
                                                               ($000's omitted)

         Raw materials and common parts                            $    3,055
         Work-in-process                                                3,278
         Finished goods                                                   548
                                                                   ----------

                                                                        6,881
         Less: common parts expected to be used
             after one year (classified as long-term)                    (323)
                                                                   -----------

                                                                   $    6,558
                                                                   ===========

3.       Property, plant and equipment
         -----------------------------

                                                              December 31, 2005
                                                              -----------------
                                                               ($000's omitted)

         Land                                                     $       25
         Buildings                                                     6,537
         Machinery, equipment and tooling                             10,717
                                                                  ----------

                                                                      17,279
         Less accumulated depreciation and amortization              (11,009)
                                                                  -----------

                                                                  $    6,270
                                                                   ===========

          Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2005, accumulated amortization on the building amounted to approximately $1,500,000. The associated current and long-term liabilities are discussed in footnote 4 to the consolidated financial statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

                                     -F10-

4.       Long-term debt                                                               December 31, 2005
         --------------                                                               -----------------
                                                                                      ($000's omitted)
       Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
           at a floating rate (3.71% at December 31, 2005) (A)                          $    3,980

       Term loan payable to a financial institution; interest at LIBOR plus 2%
           (6.00% at December 31, 2005); quarterly principal payments of $17,500 commencing January 1, 2005; payable in full
           in the fourth quarter of 2009                                                       430

       Term loan payable to a financial institution; interest at LIBOR plus 2%
           (6.41% at December 31, 2005); quarterly principal payments of $26,786
           through the fourth quarter of 2011                                                  643

         Secured term loan payable to a government agency;
              monthly payments of approximately $1,455 with
              interest waived payable through second quarter of 2012                           145

         Secured term loan payable to a government agency;
              monthly payments of $1,950 including interest
              fixed at 3% payable through fourth quarter of 2015                               200
                                                                                        ----------
                                                                                             5,398

       Less current portion                                                                   (382)
                                                                                        -----------
                                                                                        $    5,016
                                                                                        ===========

          (A) The Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

          Principal maturities of long-term debt are as follows: 2006 - $382,000, 2007 - $386,000, 2008 - $387,000, 2009 - $539,000, 2010 -
          $321,000 and thereafter - $3,383,000.

                                     -F11-

          The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2005.

          Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2005, the Company was in compliance with all of its debt covenants.

5.        Employee benefit plans
          ----------------------

          Employee stock ownership plan (ESOP)
          ------------------------------------

          Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon eligible compensation and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 419,000 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2005 and 2004, approximately 397,000 and 422,000 shares, respectively, purchased by the ESOP remain unallocated.

          Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2005 and 2004. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

          Defined benefit plan
          --------------------

          The Company has noncontributory frozen defined benefit pension plans. Plan benefits are based on stated amounts for each year of service and funding is in accordance with statutory requirements. The Company uses

                                     -F12-
          a measurement date of December 1 for its pension plans. The plan assets consist of cash and cash equivalents.

          NARRATIVE DESCRIPTION OF DEVELOPMENT OF LONG-TERM RATE OF RETURN

          The Company uses historical performance in the market blended with consideration for inflation and a risk-free rate of return.

          NARRATIVE DESCRIPTION OF INVESTMENT POLICY STRATEGIES

          The Company seeks to maximize income, growth of income, and long-term appreciation and preservation of capital. The assets must be invested with care and diligence with the overriding prudent man rule as a guide to investment management. The Company will, as a general guideline, make occasional disbursements and care is taken to ensure available funds.

                                                                                  December 1,
              MEASUREMENT DATE                                                2005             2004
                                                                              ----             ----
              CHANGE IN BENEFIT OBLIGATION
                  Benefit obligation at prior measurement date             $437,926         $429,351
                  Interest cost                                              24,479           25,121
                  Actuarial (gain)/loss                                      96,907           15,482
                  Benefits paid (exclusive of settlements)                  (15,908)         (19,573)
                  Settlements                                               (17,139)         (12,455)
                                                                            --------         --------
                  Benefit obligation at current measurement date           $526,265         $437,926
                                                                           ========         ========
              CHANGE IN FAIR VALUE OF PLAN ASSETS
                  Plan assets at prior measurement date                    $364,636         $345,256
                  Actual return (net of investment expenses)                  4,119            2,523
                  Employer contributions                                     50,471           51,418
                  Benefits paid (exclusive of settlements)                  (15,908)         (19,573)
                  Settlements                                               (14,695)         (14,988)
                                                                            -------          -------
                  Plan assets at current measurement date                  $388,623         $364,636
                                                                           ========         ========
              FUNDED STATUS
                  Funded status                                           ($137,642)        ($73,290)
                  Unrecognized prior service cost                            45,874           47,435
                  Unrecognized net loss                                     295,269          197,831
                  Unrecognized net transition obligation                     44,458           59,278
                  Intangible asset                                          (90,332)        (106,713)
                  Accumulated other comprehensive income                   (295,269)        (197,831)
                                                                           --------         --------
                  Accrued pension cost                                    ($137,642)        ($73,290)
                                                                          =========         ========
              NET PERIODIC PENSION COST
                  Interest cost                                             $24,479          $25,121
                  Expected return on assets                                 (30,212)         (28,823)
                  Amortization of transition obligation                      14,820           14,820
                  Recognized loss                                            12,414            9,849
                  Amortization of prior service cost                          1,561            1,561
                  Recognized settlement loss                                 10,704            6,508
                                                                             ------            -----
                  Net periodic pension cost                                 $33,766          $29,036
                                                                            =======          =======

                                     -F13-

              WEIGHTED AVERAGE ASSUMPTIONS
                  Discount rate prior measurement date                         5.75%            6.00%
                  Discount rate current measurement date                       5.75%            5.75%
                  Rate of compensation increase                                n/a              n/a
                  Long-term rate of return                                     8.00%            8.00%

        ADDITIONAL FINANCIAL STATEMENT DISCLOSURES FOR SFAS NO. 132 (R)
              PLAN ASSETS
                  Cash and cash equivalents                                  100.00%          100.00%
                                                                             ======           ======
              REQUIRED EMPLOYER CONTRIBUTIONS
                  Remaining Contributions for the 2004 Plan Year            $32,157          $11,855
                  Installments for the subsequent Plan Year                  61,014           38,616
                                                                             ------           ------
                  Total                                                     $93,171          $50,471
                                                                            =======          =======
              ACCUMULATED BENEFIT OBLIGATION
                  Projected benefit obligation (PBO)                       $526,265         $437,926
                  Accumulated benefit obligation (ABO)                     $526,265         $437,926
                  Plan assets                                              $388,623         $364,636
                  Excess of ABO over plan assets                           $137,642          $73,290
              ESTIMATED FUTURE BENEFIT PAYMENTS
                  First plan year                                           $23,349          $24,430
                  Second plan year                                          $27,915          $25,569
                  Third plan year                                           $27,116          $27,164
                  Fourth plan year                                          $28,469          $27,824
                  Fifth plan year                                           $29,956          $28,702
                  Sixth through tenth plan years                           $166,042         $147,998

          Other Postretirement Benefit Plans
          ----------------------------------

          The Company provides certain post retirement health and life insurance benefits for two executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance in force at the time of retirement. The retiree's health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at the date of adoption of the plan was
          $128,675   and  is  being   amortized   into  expense  at  a  rate  of
          approximately $17,000 per year. Estimated future annual expenses associated with the plan are immaterial.


                                     -F14-

6.       Income tax provision
         --------------------

          The provision (benefit) for income taxes included in the consolidated statement of operations consists of the following:

                                                              2005       2004
                                                            -------     ------
                                                             ($000's omitted)

         Current:
           Federal income tax provision                     $   764     $  388
           State income tax provision                            67         57
                                                            -------     ------

                                                                831        445
         Deferred:
           Federal income tax (benefit)                         (61)       (13)
           State income tax provision (benefit)                  22         (3)
                                                            -------    --------

                                                                (39)       (16)

                                                            $   792    $   429
                                                            =======    =======

          The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

                                                              2005       2004
                                                            -------     ------

         Federal statutory rate                                  34%        34%
         State income taxes (less federal effect)                 3%         3%
                                                               -----      -----
         Effective tax rate                                      37%        37%
                                                               =====      =====


          At December 31, 2005, the deferred tax assets (liabilities) were comprised of the following:

                                                             ($000's omitted)

          Inventories                                              $     158
          Accrued employee compensation and benefit costs                213
          Operating loss and credit carryforwards                         52
          Minimum pension liability                                      126
          Other                                                            3
                                                                   ----------

          Total deferred tax assets                                      552

          Property, plant and equipment                                 (540)
          Other liabilities                                               (7)
                                                                   ----------

          Total deferred tax liabilities                                (547)
                                                                   ----------

          Net deferred tax asset                                   $       5
                                                                   =========

          At December 31, 2005, the Company has New York State net operating loss carryforwards of approximately $279,000 (approximately a $9,000 net tax benefit) that begin to expire in 2019.

                                      -F15-

          The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,306,000 (approximately a $43,000 net tax benefit) that begins to expire in 2006.

7.        Common shareholders' equity
          ---------------------------

                                 Common stock
                             Number           Capital in                                      Other         Total
                            of shares          excess of Retained              Treasury   Comprehensive Shareholders
                             issued   Amount   par value earnings     ESOP       stock        Loss         Equity
                             ------------------------------------------------------------------------------------
                                                     ($000's omitted except share amounts)
Balance December
    31, 2003               2,614,506   $523    $13,033    $1,516   ($ 2,236)  ($   520)     ($  107)      $ 12,209
                           =========   ====    =======    ======    ========   ========     ========      ========
Comprehensive income:
   Net income                  -        -        -           734       -         -             -          $    734
   Other comprehensive
    loss, net of tax
      Minimum pension
        liability adjustment   -        -        -            -        -         -            (18)             (18)
                                                                                                           -------
Total comprehensive income     -        -        -            -        -         -             -               716
Compensation expense           -        -        -            -       101        -             -               101
Other                          -        -        -           (4)       -         -             -                (4)
                            --------   ----    -------    -------    ------     ------      -------       ---------
Balance December
    31, 2004               2,614,506   $523    $13,033    $2,246   ($ 2,135)  ($   520)     ($  125)      $ 13,022
                           =========   ====    =======    ======    ========   ========     ========
Comprehensive income:
   Net income                  -        -        -         1,363       -         -             -          $  1,363
   Other comprehensive
    loss, net of tax
      Minimum pension
        liability adjustment   -        -        -           -          -        -            (61)             (61)
Total comprehensive income     -        -        -           -          -        -             -             1,302
Compensation expense           -        -        -           -         101       -             -               101
                            --------   ----    -------    ------     ------     ------      -------       --------
Balance December
    31, 2005               2,614,506   $523    $13,033    $3,609   ($ 2,034)  ($   520)     ($  186)      $ 14,425
                           =========   ====    =======    ======    ========   ========      =======      ========

          In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 27, 2006, the Company has purchased or committed to purchase 77,757 shares for a total of $679,300 under this program.

          Earnings per share
          ------------------

          Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise.

                                     -F16-

                                                             Year Ended
                                                            December 31,
                                                          2005         2004
                                                       --------     --------
                                                           ($000's omitted)
                                                       except per share data)

       Net income                                      $  1,363     $    734
                                                       ========     ========

       Weighted average common shares
          outstanding (basic)                             2,075        2,052
       Incremental shares from assumed
          conversions of stock options                       64           46
       Weighted average common
          shares outstanding (diluted)                    2,139        2,098

       Basic
       -----
       Net income per share                            $   0.66       $  0.36
                                                       ========       =======

       Diluted
       -------
       Net income per share                            $   0.64       $  0.35
                                                       ========       =======



          Other comprehensive loss
          ------------------------

          The minimum pension liability of $186,000 ($125,000 - 2004), which is shown net of deferred income taxes of $109,000 ($73,000 - 2004), is the only component of other comprehensive loss.

          Stock options
          -------------

          Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock
          Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted non-qualified options to certain Directors and Officers. The Company applies APB Opinion No. 25 and related interpretations in accounting for these Plans and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2005 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. At December 31, 2005, 33,300 shares of common stock were available under these plans. Options granted under these plans have durations of ten years and vesting periods ranging from immediate vesting to four
          (4) years.


                                     -F17-

          A summary of the status of options granted under all employee plans is presented below:

                                                                              Weighted
                                                                               Average
                                                              Options         Exercise
                                                            Outstanding       Price ($)

            Outstanding as of December 31, 2003                464,200           4.01
            Granted in 2004                                       -                -
            Exercised in 2004                                     -                -
            Forfeited in 2004                                     -                -

            Outstanding as of December 31, 2004                464,200           4.01
            Granted in 2005                                     80,000           4.70
            Exercised in 2005                                     -                -
            Forfeited in 2005                                   30,300           4.34
                                                                ------           ----

            Outstanding as of December 31, 2005                513,900           4.41
                                                               =======           ====

          The following tables summarize information about options outstanding at December 31, 2005:

                                                    Remaining
                        Exercise       Number      Contractual        Options
                       Prices ($)    Outstanding      Life          Exercisable
                       --------------------------------------------------------
                           8.50           87,200      2 years           87,200
                           3.8125         93,700      5 years           93,700
                           4.38          117,000      6 years          117,000
                           2.045         136,000      8 years          133,000
                           4.70           80,000     10 years           80,000
                                          ------                        ------

            Total                        513,900                       510,900
                                         =======                       =======

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the compensation cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by SFAS No. 123, the pro forma effects on the years ended December 31, 2005 and 2004 are as follows:


                                     -F18-

                                                        2005              2004
                                                        ----              ----

                     Net income:
                     As reported                    $1,363,000          $734,000
                     Pro forma                      $1,171,778          $703,781


                     Earnings per common share:
                     As reported - basic               $0.66              $0.36
                     As reported - diluted             $0.64              $0.35
                     Pro forma - basic                 $0.56              $0.34
                     Pro forma - diluted               $0.55              $0.34

          There were 80,000 options granted in 2005. There were no options granted in 2004. The Black-Scholes calculated estimated value of the options granted in 2005 was $3.095. The assumptions used to calculate this value include a risk-free interest rate of 4.39%, an expected term of 10 years, a dividend yield of zero and an annual standard deviation (volatility) factor of 49.6%. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company's opinion the existing models do not necessarily provide a reliable measure of the value of the Company's stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated
          above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company's 2005 options, the derived estimated value may be, in the Company's opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.

          Shareholders' rights plan
          -------------------------

          During 2002, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan") and simultaneously declared a dividend distribution of one Right for each outstanding share of the Company's common stock outstanding at August 28, 2002. The Rights Plan replaced a previous shareholder right plan that was adopted in 1992 and expired on August 28, 2002. The Rights do not become exercisable until the

                                     -F19-
          earlier of (i) the date of the Company's public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company's common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

8.        Commitments
          -----------

          The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 2005 and 2004 and future minimum payments under such leases are not significant.

9.        Litigation
          ----------

          There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

10.       Business segments
          -----------------

          The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a significant portion of finished products are for foreign end use.


                                     -F20-

          Information regarding the Company's operations in these segments is summarized as follows ($000's omitted):

                                                 Advanced Technology      Consumer Products
                                                        Group                   Group               Consolidated
                                                        -----                   -----               ------------
                                                     Year ended              Year ended              Year ended
                                                    December 31,            December 31,            December 31,
                                                   2005       2004         2005       2004           2005       2004
                                                   ----       ----         ----       ----           ----       ----

       Revenues from unaffiliated customers      $13,834    $11,354      $  9,292   $ 10,759     $  23,126   $ 22,113
                                                 =======    =======      ========   ========     =========   ========

       Profit                                    $ 2,974    $ 1,844      $     48   $    871     $   3,022   $  2,715
                                                 =======    =======      =========  ========

       Depreciation and amortization             $  (508)   $  (506)     $   (171)  $   (149)         (679)      (655)
                                                 ========   ========     =========  =========

       Interest expense                                                                               (235)      (161)

       Insurance proceeds, net                                                                         795       -

       General corporate expense                                                                      (748)      (736)
                                                                                                 ----------  ---------

       Income before income taxes                                                                $   2,155   $  1,163
                                                                                                 =========   ========

     Identifiable assets                         $16,046    $14,519      $  7,163   $  6,841     $  23,209   $ 21,360
                                                 =======    =======      ========   ========     =========   ========

    Capital expenditures                         $   192    $   302      $    229   $    320     $     421   $    622
                                                 =======    =======      ========   ========     =========   ========

          The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $5,600,000 in 2005 and $4,800,000 in 2004. Similar contracts by the Consumer Products Group accounted for revenues of approximately $3,800,000 in 2005 and $5,100,000 in 2004. Sales of advanced technology products to one prime contractor, including various divisions and subsidiaries of a common parent company, amounted to approximately 13% in 2005 and 14% in 2004. The Company also had sales to another customer that amounted to approximately 18% of total revenues in 2005 and 17% in 2004. No other single customer represented more than 10% of the Company's revenues in any of these years.

11.       Insurance proceeds
          ------------------
          As previously reported, in December of 2005, the Company received $1,000,000, equal to the policy limit, from its insurance carrier in partial recovery of a defalcation by a former employee. As of December 31, 2005, the Company incurred approximately $205,000 in professional, legal and related costs associated with the recovery and the Company continues to seek additional restitution.


                                     -F21-