Form 10KSB/A
period 2005-12-31
SERVOTRONICS INC /DE/
filed 2006-05-01
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Fiscal Year Ended December 31, 2005 Commission File Number 1-07109

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 655-5990

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, $.20 par value             American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
                                                                            ----


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.          Yes  X  No
                                                                       ---   ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                   Yes     No X
                                                                       ---   ---

Issuer's revenues for its most recent fiscal year: $23,126,000

As of April 21, 2006 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $12,650,984 based on the closing sales price reported by the American Stock Exchange on that day.

As of April 21, 2006 the number of $.20 par value common shares outstanding was 2,389,857.

Transitional Small Business Disclosure Format.                     Yes     No X
                                                                       ---   ---

                EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 to the Annual Report on Form 10-KSB of Servotronics, Inc. (the "Company") for the fiscal year ended December 31, 2005 is being filed to provide information required by Items 9, 10, 11, 12, and 14 of Part III of the Annual Report on Form 10-KSB, rather than incorporate by reference portions of the proxy statement into Part III.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A.

For purposes of this Form 10-KSB/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, as filed on March 31, 2006, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in our original Form 10-KSB, except as may be required to reflect such amendments.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) DIRECTORS. The table below sets forth certain information regarding the directors of the Company, each of whom was elected at the Company's 2005 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.


                                      Position with the Company and Principal
                                      Occupation and Business Experience
Name                         Age      for Past Five Years
----                         ---      ------------------------------------------

Dr. William H. Duerig        84       Director of the Company since 1990;
                                      Physicist and Senior Program Manager for
                                      Kearfott Guidance & Navigation Corporation for more than five years prior to retirement in 1993.

Donald W. Hedges             84       Director of the Company since 1967;
                                      self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.    45       Director of the Company since 1990;
                                      Vice President of the Company since 1990;
                                      Director of Corporate Development of the Company from 1987 to 1990;
                                      Director of eAutoclaims, Inc.

Dr. Nicholas D. Trbovich     70       Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      of the Company since 1959.


          (b) EXECUTIVE OFFICERS. The following is a listing of the Company's current executive officers:



                                      Position with the Company and Principal
                                      Occupation and Business Experience
Name                         Age      for Past Five Years
----                         ---      ------------------------------------------

Dr. Nicholas D. Trbovich     70       See table under "Directors."

Nicholas D. Trbovich, Jr.    45       See table under "Directors."

Raymond C. Zielinski         61       Vice President since 1990; Director of
                                      Manufacturing of the Company from
                                      1983 to 1990.

Cari L. Jaroslawsky          36       Treasurer and Chief Financial Officer of
                                      the Company since September 2005; CPA
                                      Consultant/Controller for the Company for more than five years prior to September 2005.

          Nicholas D. Trbovich, Jr. is the son of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

          (c) Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its executive officers and directors were timely made.

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

          (e) AUDIT COMMITTEE FINANCIAL EXPERT. The Board has designated Dr. William H. Duerig as the Company's "Audit Committee financial expert" in accordance with the SEC rules and regulations. The Board has determined that Dr. Duerig is independent pursuant to Section 121A of the listing Standards of the American Stock Exchange.

          (f) IDENTIFICATION OF AUDIT COMMITTEE. The Board of Directors has a standing Audit Committee that consists of Dr. Duerig and Mr. Hedges. Each member of the Audit Committee is "independent" as that term is defined in the American Stock Exchange listing standards.


Item 10.  Executive Compensation.
          ----------------------

          DIRECTORS' FEES. Under the Company's compensation arrangements, non-employee directors are paid a yearly director's fee of $10,000 plus a per meeting fee of $650 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the Director's and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $2,500 plus a per-meeting fee of $450 and reimbursement of actual expenses for attendance at Audit Committee meetings. On December 30, 2005, Dr. Duerig and Mr. Hedges were granted options to purchase 7,500 shares of common stock at an exercise price of $4.70 per share.

          COMPENSATION TABLE. The following table contains information with respect to the annual and long-term compensation for the years ended December 31, 2005, 2004 and 2003 for the Company's Chief Executive Officer and each other person who was an Executive Officer of the Company and received total salary and bonus in excess of $100,000 during 2005.


---------------------------------------------------------------------------------------------------------------------------------

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Long Term
                                                                 Annual Compensation(2)             Compensation
---------------------------------------------------- -------------- ---------------------------- ------------------ -------------
                                                                                                      Awards
                                                                                                      ------
                                                                                                 Securities
                                                                                                 Underlying          All Other
Name and                                                                                         Options             Compen-
Principal Position                                       Year       Salary         Bonus (1)     (No. of Shares)     sation (3)
---------------------------------------------------- -------------- -------------- ------------- ------------------ -------------

Dr. Nicholas D. Trbovich.................                2005         $391,064        $40,000          25,000          $53,816
  Chairman, President and CEO                            2004          374,611         40,000           --               9,665
                                                         2003          359,579             --          50,000           34,886
---------------------------------------------------- -------------- -------------- ------------- ------------------ -------------

Raymond C. Zielinski.....................                2005         $145,725         $7,500           7,500           $5,169
  Vice President                                         2004          139,576          5,000           --               4,032
                                                         2003          134,263             --           9,000            3,409
---------------------------------------------------- -------------- -------------- ------------- ------------------ -------------

Nicholas D. Trbovich, Jr.................                2005         $179,083        $25,000          15,000           $9,779
  Director, Vice President                               2004          162,500         15,000           --               4,601
                                                         2003          139,446             --          27,000           13,848
---------------------------------------------------- -------------- -------------- ------------- ------------------ -------------

Lee D. Burns.............................                2005         $102,596             --              --         $ 10,809
  Former Treasurer, Secretary and CFO*                   2004          127,942        $ 5,000              --            1,038
                                                         2003          122,809             --           9,000           12,569
---------------------------------------------------- -------------- -------------- ------------- ------------------ -------------

*  Separated from the Company in September of 2005
------------------

(1) The "Bonus" column of the compensation table above includes discretionary incentive payments authorized by the Board of Directors and paid in the year indicated in the table. No bonuses were paid in the year 2003. Discretionary payments authorized for 2006 will be included in the compensation table for 2006 to the extent they are paid in that year. The Board of Directors has made no commitment for incentive payments in subsequent years.

(2) The values of perquisites and other personal benefits are not shown on the table because the aggregate amount of such compensation (if any) for each year shown did not exceed 10% of the Executive Officer's annual salary and bonus for that year.

(3) All Other Compensation for 2005 includes (i) an allocation of 1,273 shares, 902 shares, and 1,136 shares for Dr. Trbovich, Mr. Zielinski and Mr. Trbovich, Jr., respectively, of common stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 2004 (the date of the allocation) at the closing price on the American Stock Exchange on that date of $4.50 per share; (ii) $3,989, $1,112, $1,304 and $767 to Dr. Trbovich, Mr. Zielinski, Mr.
          Trbovich, Jr. and Mr. Burns, respectively, for life insurance; (iii) $44,099, $3,365 and $10,042 paid for Dr. Trbovich, Mr. Trbovich, Jr. and Mr. Burns, respectively, for vacation pay in lieu of time off pursuant to a policy that is generally applicable to all employees of the Company.

          OPTION GRANTS. The following table gives information with respect to stock options granted to the Executive Officers during 2005.

--------------------------------------------------------------------------------------------------------------------
                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)
--------------------------------------------------------------------------------------------------------------------
                                                Number of        Percent of Total
                                                Securities           Options
                                                Underlying          Granted to
                                                 Options            Employees          Exercise of      Expiration
            Name of Officer                     Granted(#)       in Fiscal Year     Base Price ($/Sh)      Date
----------------------------------------- ---------------------- ------------------ ------------------ -------------
----------------------------------------- ---------------------- ------------------ ------------------ -------------

Dr. Nicholas D. Trbovich.............              25,000 (1)             38.5%           $4.70          12/30/15
----------------------------------------- ---------------------- ------------------ ------------------ -------------

Raymond C. Zielinski.................               7,500 (1)             11.5%           $4.70          12/30/15
----------------------------------------- ---------------------- ------------------ ------------------ -------------

Nicholas D. Trbovich, Jr............               15,000 (1)             23.1%           $4.70          12/30/15
----------------------------------------- ---------------------- ------------------ ------------------ -------------

Cari L. Jaroslawsky.................                7,500 (1)             11.5%           $4.70          12/30/15
----------------------------------------- ---------------------- ------------------ ------------------ -------------

-------------------
(1)      Immediately exercisable

          OPTION EXERCISES AND FISCAL YEAR END VALUES. No Executive Officer exercised options during 2005. The following table shows information with respect to the value of unexercised options held by the Executive Officers as of December 31, 2005. Valuation calculations for unexercised options are based on the closing price ($4.70) of a Share on the American Stock Exchange on December 31, 2005. All of the options granted to the Executive Officers are currently exercisable.

---------------------------------------------------------------------------------------------------------
                                     FISCAL YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------------------
                                                                                  Value of
                                                 Number of                       Unexercised
                                            Unexercised Securities               In-The-Money
                                            Underlying Options at                 Options at
           Name of Officer                    Fiscal Year-End                  Fiscal Year End
--------------------------------------- ---------------------------- ------------------------------------

Dr. Nicholas D. Trbovich...                       195,600                         $180,698
--------------------------------------- ---------------------------- ------------------------------------

Raymond C. Zielinski.......                       37,800                           $33,111
--------------------------------------- ---------------------------- ------------------------------------

Nicholas D. Trbovich, Jr. .                       102,800                          $95,695
--------------------------------------- ---------------------------- ------------------------------------

Cari L. Jaroslawsky........                        7,500                             -0-
--------------------------------------- ---------------------------- ------------------------------------

          EMPLOYMENT AGREEMENTS. Dr. Trbovich and Mr. Trbovich, Jr. have employment agreements with the Company pursuant to which they are entitled to receive minimum salary compensation of $397,400 and $182,000 per annum respectively, or such greater amount as the Company's Board of Directors may determine, and individual and spousal lifetime health and life insurance benefits. In the event of Dr. Trbovich's or Mr. Trbovich, Jr.'s death or total disability during the term of the employment agreement, they or their estate is entitled to receive 50% of the compensation they are receiving from the Company at the time of their death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich or Mr. Trbovich, Jr., they are entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich or Mr. Trbovich, Jr. and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes July 1, 2010, provided, however the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, Dr. Trbovich or Mr. Trbovich, Jr. will be entitled to a severance payment equal to nine months' salary and benefits.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          ----------------------------------------------------------------------

          (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of April 7, 2006, more than 5% of the outstanding shares of common stock of the Company, based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person.

Name and Address of                        Amount and Nature of       Percent of
Beneficial Owner                           Beneficial Ownership       Class (1)
----------------                           --------------------       ----------

Servotronics, Inc. Employee
  Stock Ownership Trust (2)                       816,467 (2)             32.9%
1110 Maple Street
P.O. Box 300 Elma, New York 14059

Dr. Nicholas D. Trbovich                          585,189 (3)             19.8%
1110 Maple Street
P.O. Box 300 Elma, New York 14059

Harvey Houtkin (4)                                352,088 (4)             14.2%
160 Summit Avenue
Montvale, New Jersey   07645
-----------------


(1) Percent of class is based upon 2,477,951 shares of common stock outstanding as of April 7, 2006 plus, in the case of Dr. Trbovich, the shares underlying his stock options, all of which are presently exercisable.

(2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") -- Dr. Nicholas D. Trbovich, Nicholas D. Trbovich, Jr. and Raymond C. Zielinski -- direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's shares. As of April 7, 2006, approximately 419,180 shares have been allocated to the accounts of participants and approximately 397,287 shares (16.3% of the shares outstanding) remain unallocated.

(3) This amount includes (i) 32,309 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) 195,600 shares which Dr. Trbovich has the right to acquire under stock options which are currently exercisable; (iii) approximately 45,474 shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan; and (iv) approximately 3,084 shares beneficially owned by certain of Dr. Trbovich's children (as to which Dr. Trbovich disclaims beneficial interest). This amount does not include the shares beneficially owned by certain of Dr. Trbovich's other relatives. Does not include shares held by the ESOT as to which Dr. Trbovich serves as one of the three trustees. See note (2) above.

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

          (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of April 7, 2006, information as to the beneficial ownership of shares of common stock of the Company held by each director, executive officer and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person, except as otherwise indicated):


Name of                             Amount and Nature of              Percent of
Beneficial Owner                    Beneficial Ownership               Class (1)
----------------                    --------------------               ---------

Dr. Nicholas D. Trbovich                  585,189 (2)                     21.9%

Nicholas D. Trbovich, Jr.                 141,689 (3)                      5.5%

Donald W. Hedges                           73,836 (4)                      2.9%

Dr. William H. Duerig                      72,693 (5)                      2.9%

Raymond C. Zielinski                       64,022 (6)                      2.5%

Cari L. Jaroslawsky                         7,500 (7)                      0.3%

All directors and
officers as a group                     1,375,669 (8)                     46.1%

----------------

(1) Percent of class is based upon 2,477,951 shares of common stock outstanding as of April 7, 2006 plus the number of shares subject to stock options held by the indicated person or group.

(2) See note (8) below and note (3) to the table in "Security Ownership of Certain Beneficial Owners."

(3) This amount includes (i) 102,800 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable and (ii) approximately 23,075 shares allocated to Mr. Trbovich, Jr.'s account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") as to which Mr. Trbovich, Jr. serves as one of three trustees. See note (8) below and note (2) to the table in "Security Ownership of Certain Beneficial Owners."

(4) This amount includes 69,100 shares which Mr. Hedges has the right to acquire under stock options which are currently exercisable. Mr. Hedges has sole voting and investment power with respect to 4,261 shares and shared voting and investment power with respect to 475 shares.

(5) This amount includes 69,100 shares which Dr. Duerig has the right to acquire under stock options which are currently exercisable.

(6) This amount includes (i) 37,800 shares which Mr. Zielinski has the right to acquire under stock options which are currently exercisable and (ii) approximately 12,198 shares allocated to Mr. Zielinski's account under the Servotronics, Inc. Employee Stock Ownership Plan. Does not include shares held by the ESOT as to which Mr. Zielinski serves as one of three trustees. See note (8) below and note (2) to the table in "Security Ownership of Certain Beneficial Owners."

(7) This amount represents 7,500 shares which Mrs. Jaroslawsky has the right to acquire under stock options which are currently exercisable.

(8) See notes (2) through (7) above. Also includes unallocated shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as shares allocated to the accounts of all officers as a group under the related plan. See the table in "Security Ownership of Certain Beneficial Owners" and note
          (2) thereto.

          (c)  SECURITIES  AUTHORIZED  FOR ISSUANCE  UNDER  EQUITY  COMPENSATION
               PLANS.

-------------------------------------------------------------------------------------------------------------------------
                                          EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                      Number of securities                                   remaining available for
                                       to be issued upon           Weighted-average           future issuance under
                                    exercise of outstanding       exercise price of            equity compensation
                                       options, warrants         outstanding options,      plans (excluding securities
                                           and rights            warrants and rights        reflected in column (a))
          Plan category                           (a)                      (b)                            (c)
---------------------------------- --------------------------- ------------------------- --------------------------------
Equity compensation
  plans approved by
  security                                     333,000                   $3.503                       17,000
holders................
---------------------------------- --------------------------- ------------------------- --------------------------------
Equity compensation
  plans not approved
  by security holders...........               180,900                   $6.072                       16,300
                                               -------                                                ------
---------------------------------- --------------------------- ------------------------- --------------------------------
                                               513,900                   $4.407                       33,300
                                               =======                                                ======
Total.................................
---------------------------------- --------------------------- ------------------------- --------------------------------

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          During 2005, Dr. Trbovich's son, Nicholas D. Trbovich, Jr., served as an officer and director of the Company and received the compensation disclosed in the Summary Compensation Table in Item 10. See also, the discussion under "Employment Agreement" in Item 10. Michael D. Trbovich, also a son of Dr. Nicholas D. Trbovich, received remuneration of $81,358 which includes fringe benefits for health insurance, life insurance and an amount paid for untaken vacation, but does not include 484 shares allocated by the Company's ESOP or stock options.

          Ms. Jaroslawsky has served as Treasurer and Chief Financial Officer of the Company since September 2005. Prior to being employed by the Company, she served as a Consultant/Controller to the Company and received fees totaling $65,459 and $84,027 in 2005 and 2004 respectively.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The following table shows the fees paid or accrued by the Company for the audit and other services provided by Freed Maxick & Battaglia, CPAs, PC and RSM McGladrey for fiscal 2005 and by PricewaterhouseCoopers LLP for fiscal 2004.


                                                 2005              2004
        ---------------------------------   ---------------   --------------
        Audit Fees (1)...................       $63,000          $85,200
        ---------------------------------   ---------------   --------------
        Tax Fees (2).....................         1,713           42,150
        ---------------------------------   ---------------   --------------
        All Other Fees (3)...............        35,704                -
        ---------------------------------   ---------------   --------------

        Total............................      $100,417         $127,350
        ---------------------------------   ---------------   --------------

-----------------
(1) Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) Tax fees principally included fees for tax preparation and tax consulting services.

(3) For 2005, this was primarily for the investigation and report by RSM McGladrey with respect to a defalcation by a former employee.

          The Audit Committee pre-approves all audit and legally permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all services performed by Freed Maxick & Battaglia, CPAs, PC and RSM McGladrey during 2005.

          SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2006


                                 SERVOTRONICS, INC.



                                 By: /s/ Cari L. Jaroslawsky, Treasurer and CFO
                                     ----------------------------------
                                         Cari L. Jaroslawsky, Treasurer and
                                            Chief Financial Officer

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