Form 10QSB
period 2006-03-31
SERVOTRONICS INC /DE/
filed 2006-05-15
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

For the transition period from                     to
                                 -----------------    -----------------

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
                                                                      ---    ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes       ;    No      X
           ------          ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                    Outstanding at April 30, 2006
------------------------------------       ------------------------------------
 Common Stock, $.20 par value                          2,388,857



Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------


                                      INDEX
                                      -----

                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------
      Item 1.   Financial Statements (Unaudited)

                a)  Consolidated balance sheet, March 31, 2006                                                        3

                b) Consolidated statement of operations for the three months ended
                      March 31, 2006 and 2005                                                                         4

                c) Consolidated statement of cash flows for the three months ended
                      March 31, 2006 and 2005                                                                         5

                d)  Notes to consolidated financial statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                            12

      Item 3.   Controls and Procedures                                                                              13

                PART II. OTHER INFORMATION

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                          14

      Item 6.   Exhibits                                                                                             14

                Signatures                                                                                           15

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     ($000's omitted except per share data)
                                   (Unaudited)
                                                                                                 March 31, 2006
                                                                                                 --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $      3,635
  Accounts receivable                                                                                    3,760
  Inventories                                                                                            7,478
  Deferred income taxes                                                                                    391
  Other assets                                                                                             895
                                                                                                  -------------

     Total current assets                                                                               16,159
                                                                                                  -------------

Property, plant and equipment, net                                                                       6,155

Other non-current assets                                                                                   591
                                                                                                  -------------

                                                                                                  $     22,905
                                                                                                  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                               $        382
  Accounts payable                                                                                         878
  Accrued employee compensation and benefit costs                                                        1,135
  Accrued income taxes                                                                                      81
  Other accrued liabilities                                                                                263
                                                                                                  -------------

     Total current liabilities                                                                           2,739
                                                                                                  -------------

Long-term debt                                                                                           4,963

Deferred income taxes                                                                                      388

Other non-current liabilities                                                                              385

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      3,880
  Accumulated other comprehensive loss                                                                    (186)
                                                                                                  -------------

                                                                                                        17,250
  Employee stock ownership trust commitment                                                             (2,034)
  Treasury stock, at cost 154,442 shares                                                                  (786)
                                                                                                  -------------

Total shareholders' equity                                                                              14,430
                                                                                                  -------------

                                                                                                  $     22,905
                                                                                                  =============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)
                                   (Unaudited)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2006             2005
                                                                                        ---------         ---------

Net revenues                                                                            $   5,678         $   5,684

Costs and expenses:
   Cost of goods sold, exclusive of depreciation                                            4,125             4,250
   Selling, general and administrative                                                        886             1,008
   Interest                                                                                    61                48
   Depreciation and amortization                                                              172               166
                                                                                        ---------         ---------

                                                                                            5,244             5,472
                                                                                        ---------         ---------

Income before income tax provision                                                            434               212

Income tax provision                                                                          161                78
                                                                                        ---------         ---------

Net income                                                                              $     273         $     134
                                                                                        =========         =========


Income per share:
Basic
-----
Net income per share                                                                    $    0.13         $    0.06
                                                                                        =========         =========
Diluted
-------
Net income per share                                                                    $    0.12         $    0.06
                                                                                        =========         =========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2006            2005
                                                                                      ---------      ---------

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Net income                                                                       $     273      $     134
   Adjustments to reconcile net income to net
          cash (used) provided by operating activities -
        Depreciation and amortization                                                     172            166
   Change in assets and liabilities -
        Accounts receivable                                                                15           (458)
        Inventories                                                                      (920)           (11)
        Prepaid income taxes                                                              -              (15)
        Other assets                                                                       35             41
        Other non-current assets                                                           57            (20)
        Accounts payable                                                                  (12)            95
        Accrued employee compensation and benefit costs                                    19             44
        Other accrued liabilities                                                         (18)           104
        Accrued income taxes                                                             (248)           (10)
                                                                                    ----------     ----------

Net cash (used) provided by operating activities                                         (627)            70
                                                                                    ----------     ---------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Capital expenditures - property, plant and
       equipment                                                                          (56)          (160)
                                                                                    ----------     ----------

Net cash used in investing activities                                                     (56)          (160)
                                                                                    ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                   (53)           (52)
   Investment in treasury shares                                                         (266)            -
                                                                                    ----------     ---------


Net cash used in financing activities                                                    (319)           (52)
                                                                                    ----------     ----------

Net decrease in cash and cash equivalents                                              (1,002)          (142)

Cash and cash equivalents at beginning of period                                        4,637          2,106
                                                                                    ---------      ---------

Cash and cash equivalents at end of period                                          $   3,635      $   1,964
                                                                                    =========      =========

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ($000's omitted in tables except for per share data)

1.   Basis of presentation
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

     Property, plant and equipment
     -----------------------------
     Property, plant and equipment is carried at cost; expenditures for new facilities and equipment, and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are expensed as incurred. Upon disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

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

     Use of estimates
     ----------------
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New accounting pronouncements
     -----------------------------
     During the year ended December 31, 2005, the Financial Accounting Standards Board (FASB) issued a revision to SFAS 123 entitled SFAS 123 R - "Share-Based Payment", requiring companies to include the fair value of stock options granted as an expense in the statement of operations. This revision became effective and was adopted by the Company on January 1, 2006. See note 6, Common shareholders' equity.

     During the year ended December 31, 2004, the FASB issued SFAS 151, "Inventory Costs". This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. The Company adopted SFAS 151 on January 1, 2006 and the adoption of this new standard did not have a significant impact on the Company's consolidated financial statements.

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

3.   Inventories
     -----------
                                                            March 31, 2006
                                                            --------------
      Raw materials and common parts                          $   2,719
      Work-in-process                                             4,098
      Finished goods                                                930
                                                              ---------
                                                                  7,747
      Less common parts expected to be used after one year
         (classified as long-term)                                (269)
                                                              ---------
                                                              $   7,478
                                                              =========

4.   Property, plant and equipment
     -----------------------------
                                                            March 31, 2006
                                                            --------------
      Land                                                    $      25
      Buildings                                                   6,537
      Machinery, equipment and tooling                           10,772
                                                              ---------
                                                                 17,334
      Less accumulated depreciation and amortization           (11,179)
                                                              ---------
                                                              $   6,155
                                                              =========

     Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2006, accumulated amortization on the building amounted to approximately $1,600,000. The associated current and long-term
liabilities  are  discussed  in  footnote  5  to  the   consolidated   financial
statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.   Long-term debt
     --------------
                                                                                 March 31, 2006
                                                                                 --------------
     Industrial Development Revenue Bonds; secured by an equivalent letter  of credit from a bank with interest payable monthly
       at a floating rate (3.39% at March 31, 2006) (A)                            $   3,980

     Term loan payable to a financial institution;
       interest at LIBOR plus 2% (6.00%
       at March 31, 2006); quarterly principal payments of
       $17,500 commencing January 1, 2005; payable in full
       in the fourth quarter of 2009                                                     413

     Term loan payable to a financial institution;
       interest at LIBOR plus 2% (6.41% at March 31, 2006)
       quarterly principal payments of $26,786 through the
       fourth quarter of 2011                                                            616

     Secured term loan payable to a government agency;
       monthly payments of approximately $1,455 with
       interest waived payable through second quarter of 2012                            140

     Secured term loan payable to a government agency;
       monthly payments of $1,950 including interest
       fixed at 3% payable through fourth quarter of 2015                                196
                                                                                   ---------
                                                                                       5,345

     Less current portion                                                              (382)
                                                                                   ---------
                                                                                   $   4,963
                                                                                   =========

(A) Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

     The Company also has a $1,000,000 line of credit on which there is no balance outstanding at March 31, 2006.

     Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2006, the Company was in compliance with all of its debt covenants.

6.   Common shareholders' equity
     ---------------------------

                                       Common stock
                                  Number           Capital in                                     Other          Total
                                 of shares          excess of  Retained            Treasury   comprehensive  shareholders'
                                  issued   Amount   par value  earnings   ESOP       stock        loss          equity
                                -----------------------------------------------------------------------------------------

Balance December
    31, 2005                     2,614,506  $523    $13,033    $3,609   ($ 2,034)  ($   520)     ($  186)       $ 14,425
   Net income                          -       -         -        273        -          -             -              273
   Investment in treasury shares       -       -         -         -         -         (266)          -            (266)
   Other                               -       -         -        (2)        -          -             -              (2)
                                ----------  ----    ------     -------  --------   --------       ------        --------
Balance March 31, 2006           2,614,506  $523    $13,033    $3,880   ($ 2,034)  ($   786)     ($  186)       $ 14,430
                                ==========  ====    =======    ======    =======    ========      ======        ========


     In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2006, the Company has purchased, or committed to purchase, 81,557 shares under this program.

     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25") and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption and prior periods that have not been restated. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

     Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

     There were no options granted or exercised in the three month periods ended March 31, 2006 or 2005. As of March 31, 2006, there was $3,900 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of three years. No shares vested during the three month periods ended March 31, 2006 or 2005. The pro forma effect on earnings for the three month period ended March 31, 2005 had the Company accounted for options under the fair value method in accordance with FAS 123R was not material.

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

                                                    Three Months Ended
                                                        March 31,
                                                   2006              2005
                                                  ------            ------
  Net income                                      $  273            $  134
                                                  ======            ======
  Weighted average common shares
     outstanding (basic)                           2,085             2,071
  Incremental shares from assumed
     conversions of stock options                    136                20
  Weighted average common
     shares outstanding (diluted)                  2,221             2,091

    Basic
    -----
    Net income per share                          $ 0.13            $  0.06
                                                  ======            =======
    Diluted
    -------
    Net income per share                          $ 0.12            $  0.06
                                                  ======            =======

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

                                            Advanced Technology      Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                            Three months ended       Three months ended          Three months ended
                                                 March 31,               March 31,                   March 31,
                                               2006      2005          2006     2005              2006       2005
                                            --------  --------       -------  --------         ---------   --------

Revenues from unaffiliated customers        $  3,706  $  2,871       $ 1,972  $  2,813         $   5,678   $  5,684
                                            ========  ========       =======  ========         =========   ========

Profit (loss)                               $  1,057  $    413       $  (203) $    197         $     854  $     610
                                            ========  ========       ======== ========

Depreciation and amortization               $   (128) $   (126)      $   (44) $    (40)             (172)      (166)
                                            ========= =========      ======== =========

Interest expense                                                                                     (61)       (48)

General corporate expense                                                                           (187)      (184)
                                                                                               ----------  ---------

Income before income taxes                                                                     $     434   $    212
                                                                                               =========   ========


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

Management Discussion
---------------------
     During the three month period ended March 31, 2006 and for the comparable period ended March 31, 2005, approximately 28% and 45% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have decreased as the result of the previously reported scheduled completion of a significant order to the CPG. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

Results of Operations
---------------------
     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the period to period dollar and percentage increase or decrease of such items as compared to the indicated prior period.


                                                       Relationship to          Period to        Period to
                                                        net revenues            period $         period %
                                                     three months ended         increase         increase
                                                          March 31,            (decrease)       (decrease)
                                                     2006         2005            06-05            06-05
                                                     ----         ----            -----            -----
Net revenues
   Advanced Technology Group                         65.3%         50.5%         $ 836            29.1%
   Consumer Products Group                           34.7          49.5           (841)          (29.9)
                                                     ----          ----           -----          ------
                                                    100.0         100.0             (5)           (0.1)
Cost of goods sold, exclusive of
   depreciation                                      72.6          74.8           (125)           (2.9)
                                                     ----          ----           -----            ----
Gross profit                                         27.4          25.2            120             8.4
                                                     ----          ----            ---             ---
Selling, general and administrative                  15.6          17.7           (122)          (12.1)
Interest                                              1.1           0.8             13            27.1
Depreciation and amortization                         3.0           2.9              6             3.6
                                                      ---           ---              -             ---
                                                     19.7          21.4           (103)           18.6
Income before income tax provision                    7.7           3.8            223           105.7
Income tax provision                                  2.9           1.4             83           106.4
                                                      ---           ---             --           -----
Net income                                            4.8%          2.4%         $ 140           105.2%
                                                      ===           ===          =====           =====

     The Company's consolidated net revenues for the three month period ended March 31, 2006 remained consistent when compared to the same three month period of 2005. Revenues at the Company's ATG increased by approximately $836,000. Such increases are attributed to an increase in commercial shipments and price increases under certain long-term agreements. Revenues at the Company's CPG decreased by approximately $841,000, primarily due to a decrease in government shipments as the result of the aforementioned scheduled completion of a significant government order.

     Gross margins for the three month period ended March 31, 2006 increased as a percentage of sales when compared to the same period in 2005 primarily due to the mix of products sold in the comparable periods with a larger percentage of sales coming from the ATG.

     Selling, general and administrative (SG&A) costs decreased approximately 12.1% when compared to the same three month period in 2005. This decrease is primarily due to cost containment efforts for variable administrative related expenses. These cost efforts include, but are not limited to, a restructure of the administrative organization and procedure enhancements.

     Interest expense increased for the quarter ended March 31, 2006 when compared to the same period in 2005 due to an increase in market driven interest rates.

           The Company's effective tax rate continues to be approximately 37% of pretax profits.

     Net income increased $140,000 due to the positive effects of increases in profit margin, price increases, successful cost containment activities and net proceeds received related to the previously reported defalcation.

Liquidity and Capital Resources
-------------------------------
     The Company's primary liquidity and capital requirements relate to the Company's working capital needs; primarily inventory, accounts receivable, capital investments in facilities, machinery, tools/dies and equipment and principal/interest payments on indebtedness. The Company had a use of cash of $627,000 from operations which was primarily related to the payment of income taxes and the increase in inventory levels. A significant part of the inventory increase is associated with U. S. Government Purchase orders that were shipped before the end of the first quarter but because they were not yet received at the U. S. government F.O.B. destination until after March 31, 2006, they were, consistent with accounting pronouncements, classified as inventory in lieu of accounts receivable at March 31, 2006. Also, certain current government contracts required significant deliveries of raw material (i.e., steel, etc.) and certain custom made parts in quantities that support extended periods of production. These factors combine to represent 75% of the net inventory increase. At March 31, 2006 the Company has working capital of approximately $13.4 million of which $3.6 million was comprised of cash and cash equivalents.

     As of March 31, 2006 there are no material commitments for capital expenditures.

     The Company also has a $1,000,000 line of credit on which there was no balance outstanding at March 31, 2006. The Company's projected debt maturities are consistent with prior years.

     In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2006, the Company has purchased, or committed to purchase, 81,557 shares under this program. The Company has financed this purchase program through its cash reserves.


Item 3.    CONTROLS AND PROCEDURES
-------    -----------------------

     (a) Disclosure Controls and Procedures
         ----------------------------------
     The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls
     --------------------------------

     During the three month period ended March 31, 2006, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------    -----------------------------------------------------------
Purchases of Equity Securities by the Company and Affiliated Purchases
----------------------------------------------------------------------

                                                                                Total Number of
                                                                              Shares Purchased /
                                                                                 Committed to         Maximum Number of
                                  Total Number of                             Purchase as Part of    Shares that may yet
                                Shares Purchased /     Average Price Paid     Publicly Announced      be Purchased under
           Period              Committed to Purchase        Per Share          Plans or Programs    the Plans or Programs
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------
January 1 - January 31,
            2006                         --                      --                      --                   250,000
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------
  February 1 - February 28,              --                      --                      --                   250,000
            2006
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------
     March 1 - March 31,
            2006                      81,557                    8.74                   81,557                 168,443
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------

            Total                     81,557                    8.74                   81,557                 168,443
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------

Item 6.    EXHIBITS
------     --------
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

Date: May 11, 2006




                                    SERVOTRONICS, INC.

                       By: /s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
                           -----------------------------------------------------
                           Dr. Nicholas D. Trbovich
                           Chief Executive Officer


                       By: /s/ Cari L. Jaroslawsky, Chief Financial Officer
                           -----------------------------------------------------
                           Cari L. Jaroslawsky
                           Chief Financial Officer

                       By: /s/ Raymond C. Zielinski, Vice President
                           -----------------------------------------------------
                           Raymond C. Zielinski
                           Vice President