Form 10QSB
period 2006-06-30
SERVOTRONICS INC /DE/
filed 2006-08-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-   ACT OF 1934
For the quarterly period ended June 30, 2006

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File No. 1 - 07109

                               SERVOTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            16-0837866
-------------------------------                          -----------------------
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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       --.   --.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes       ;    No      X
           ------          ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                                 Outstanding at July 31, 2006
------------------------------------                ----------------------------
  Common Stock, $.20 par value                               2,368,425


   Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------


                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------

      Item 1.   Financial Statements (Unaudited)

                a)  Consolidated balance sheet, June 30, 2006                                                         3

                b) Consolidated statement of operations for the three and six months ended
                      June 30, 2006 and 2005                                                                          4

                c) Consolidated statement of cash flows for the six months ended
                      June 30, 2006 and 2005                                                                          5

                d)  Notes to consolidated financial statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                            12

      Item 3.   Controls and Procedures                                                                              14

                PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                                    14

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                          14

      Item 3.   Defaults Upon Senior Securities                                                                      14

      Item 4.   Submission of Matters to a Vote of Security Holders                                                  15

      Item 5.   Other Information                                                                                    15

      Item 6.   Exhibits                                                                                             15

                Signatures                                                                                           16


                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     ($000's omitted except per share data)
                                   (Unaudited)
                                                                                                 June 30, 2006
                                                                                                 -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $      3,395
  Accounts receivable                                                                                    4,241
  Inventories                                                                                            7,214
  Deferred income taxes                                                                                    391
  Other assets                                                                                             688
                                                                                                 -------------

     Total current assets                                                                               15,929
                                                                                                 -------------

Property, plant and equipment, net                                                                       6,106

Other non-current assets                                                                                   544
                                                                                                 -------------

                                                                                                  $     22,579
                                                                                                 =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                               $        382
  Accounts payable                                                                                         912
  Accrued employee compensation and benefit costs                                                        1,097
  Accrued income taxes                                                                                      23
  Other accrued liabilities                                                                                572
                                                                                                 -------------

     Total current liabilities                                                                           2,986
                                                                                                 -------------

Long-term debt                                                                                           4,909

Deferred income taxes                                                                                      388

Other non-current liabilities                                                                              386

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares                                                              523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      4,138
  Accumulated other comprehensive loss                                                                    (186)
                                                                                                 -------------

                                                                                                        17,508
  Employee stock ownership trust commitment                                                             (2,034)
  Treasury stock, at cost 245,831 shares                                                                (1,564)
                                                                                                 -------------

Total shareholders' equity                                                                              13,910
                                                                                                 -------------

                                                                                                  $     22,579
                                                                                                 =============
                 See notes to consolidated financial statements
                                      -3-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                          2006            2005             2006             2005
                                                       ---------       ---------        ---------         ---------

Net revenues                                           $   6,860       $   6,136        $  12,538         $  11,819

Costs and expenses:
   Cost of goods sold, exclusive of depreciation           5,207           4,617            9,332             8,867
   Selling, general and administrative                     1,005             990            1,891             1,996
   Interest                                                   65              48              126                96
   Depreciation and amortization                             174             170              346               337
                                                       ---------       ---------        ---------         ---------

                                                           6,451           5,825           11,695            11,296
                                                       ---------       ---------        ---------         ---------

Income before income tax provision                           409             311              843               523

Income tax provision                                         151             116              312               194
                                                       ---------       ---------        ---------         ---------

Net income                                             $     258       $     195        $     531         $     329
                                                       =========       =========        =========         =========


Income per share:
Basic
-----
Net income per share                                   $    0.13       $    0.09        $    0.26         $    0.16
                                                       =========       =========        =========         =========
Diluted
-------
Net income per share                                   $    0.12       $    0.09        $    0.25         $    0.15
                                                       =========       =========        =========         =========

                 See notes to consolidated financial statements
                                      -4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                       2006           2005
                                                                                    ---------      ----------

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Net income                                                                       $     531      $     329
   Adjustments to reconcile net income to net
          cash provided by operating activities -
        Depreciation and amortization                                                     346            337
        Receipt of treasury shares                                                       (160)            -
   Change in assets and liabilities -
        Accounts receivable                                                              (466)          (254)
        Inventories                                                                      (656)           406
        Prepaid income taxes                                                               -             (14)
        Other assets                                                                      242            277
        Other non-current assets                                                          104            (17)
        Accounts payable                                                                   22            (88)
        Accrued employee compensation and benefit costs                                   (19)            50
        Accrued income taxes                                                             (306)            (2)
        Other accrued liabilities                                                         291            (37)
                                                                                    ---------      ----------

Net cash (used in) provided by operating activities                                       (71)           987
                                                                                    ----------     ---------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Capital expenditures - property, plant and
       equipment                                                                         (180)          (217)
                                                                                    ----------     ----------

Net cash used in investing activities                                                    (180)          (217)
                                                                                    ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (107)          (106)
   Purchase of treasury shares                                                           (884)            -
                                                                                    ----------     ---------

Net cash used in financing activities                                                    (991)          (106)
                                                                                    ----------     ----------

Net (decrease) increase in cash and cash equivalents                                   (1,242)           664

Cash and cash equivalents at beginning of period                                        4,637          2,106
                                                                                    ---------      ---------

Cash and cash equivalents at end of period                                          $   3,395      $   2,770
                                                                                    =========      =========

                 See notes to consolidated financial statements
                                       -5-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ($000's omitted in tables except for per share data)

1.       Basis of presentation
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
         The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

2.       Summary of significant accounting policies
         ------------------------------------------
         Principles of consolidation
         ---------------------------
         The  consolidated   financial   statements   include  the  accounts  of
Servotronics, Inc. and its wholly-owned subsidiaries (the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

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

3.       Inventories
         -----------
                                                                                                June 30, 2006
                                                                                                -------------
              Raw materials and common parts                                                     $   3,048
              Work-in-process                                                                        3,742
              Finished goods                                                                           648
                                                                                                 ---------
                                                                                                     7,438
              Less common parts expected to be used after one year
                  (classified as long-term)                                                           (224)
                                                                                                 ----------
                                                                                                 $   7,214
                                                                                                 ==========
4.       Property, plant and equipment
         -----------------------------
                                                                                                June 30, 2006
                                                                                                -------------
              Land                                                                               $      25
              Buildings                                                                              6,537
              Machinery, equipment and tooling                                                      10,896
                                                                                                 ---------
                                                                                                    17,458
              Less accumulated depreciation and amortization                                       (11,352)
                                                                                                 ----------
                                                                                                 $   6,106
                                                                                                 ==========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2006, accumulated amortization on the building amounted to approximately $1,600,000. The associated current and long-term
liabilities  are  discussed  in  footnote  5  to  the   consolidated   financial
statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.       Long-term debt
         --------------
                                                                                                 June 30, 2006
                                                                                                 -------------
         Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
              at a floating rate (4.17% at June 30, 2006) (A)                                    $   3,980

         Term loan payable to a financial institution;
              interest at LIBOR plus 2% (6.00% at June 30, 2006); quarterly principal payments of $17,500 commencing January 1, 2005; payable
              in full in the fourth quarter of 2009                                                    395

         Term loan payable to a financial institution;
              interest at LIBOR plus 2% (6.41% at June 30, 2006)
              quarterly principal payments of $26,786 through the
              fourth quarter of 2011                                                                   588

         Secured term loan payable to a government agency;
              monthly payments of approximately $1,455 with
              interest waived payable through second quarter of 2012                                   136

         Secured term loan payable to a government agency;
              monthly payments of $1,950 including interest
              fixed at 3% payable through fourth quarter of 2015                                       192
                                                                                                 ----------
                                                                                                     5,291
         Less current portion                                                                         (382)
                                                                                                 ----------
                                                                                                 $   4,909
                                                                                                 ==========

(A) Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company's headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the bank an annual fee for the letter of credit of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company's interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

         The Company also has a $1,000,000 line of credit on which there is no balance outstanding at June 30, 2006.

         Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2006, the Company was in compliance with all of its debt covenants.

T6.       Common shareholders' equity
         ---------------------------

                                   Common stock
                                   ------------
                             Number              Capital in                                        Other            Total
                            of shares            excess of     Retained              Treasury   comprehensive    shareholders'
                             issued     Amount   par value     earnings     ESOP       stock        loss           equity
                             ------------------------------------------------------------------------------------------------

Balance December
    31, 2005                2,614,506    $523     $13,033      $3,609     ($ 2,034)  ($   520)     ($  186)       $ 14,425
   Net income                   -          -         -            531         -            -            -              531
   Purchase/receipt of
    treasury shares             -          -         -            -           -        (1,044)          -           (1,044)
   Other                        -          -         -             (2)        -            -            -               (2)
                            ---------  ---------  ---------   ---------   ---------  ---------      ---------     ---------
Balance June 30, 2006       2,614,506    $523     $13,033      $4,138     ($ 2,034)  ($ 1,564)      ($ 186)       $ 13,910
                            =========  =========  =========   =========   =========  =========      =========     =========

         In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2006, the Company has purchased 104,791 shares under this program. As of June 30, 2006, there remained 145,209 shares available to be purchased under the current buyback program. The Company has also received approximately 19,400 shares recorded at fair market value for the partial settlement of an obligation.

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

         There were no options granted or exercised in the six month periods ended June 30, 2006 or 2005. As of June 30, 2006, there was $3,000 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of three years. During the six month period ended June 30, 2006, 1,000 shares vested, no shares vested during the same six month period of 2005. The pro forma effect on earnings for the six month period ended June 30, 2005, had the Company accounted for options under the fair value method in accordance with FAS 123R, was not material. As of June 30, 2006, 511,900 options of 513,900 options outstanding were exercisable. Exercisable options had a weighted average price of $4.31 and a weighted average remaining contractual life of 6.3 years. The aggregate pretax intrinsic value based on the Company's closing price of $6.35 as of June 30, 2006 was approximately $1,177,124.

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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                          2006             2005         2006              2005
                                                        -------           -------      -------           -------
  Net income                                            $  258            $  195       $  531            $ 329
                                                        =======           ======       ======            ======
  Weighted average common shares
     outstanding (basic)                                 1,979             2,071        2,032            2,071
  Incremental shares from assumed
     conversions of stock options                          135                65          135               69
                                                        -------           -------      -------           -------
  Weighted average common
     shares outstanding (diluted)                        2,114             2,136        2,167            2,140
                                                        =======           ======       ======            ======

    Basic
    -----
    Net income per share                                $  0.13           $ 0.09       $ 0.26            $ 0.16
                                                        =======           ======       ======            ======
    Diluted
    -------
    Net income per share                                $  0.12           $ 0.09       $ 0.25            $ 0.15
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

                                             Advanced Technology      Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                             Six Months Ended        Six Months Ended            Six Months Ended
                                                 June 30,                June 30,                    June 30,
                                               2006      2005          2006     2005              2006       2005
                                            --------  --------       -------  --------         ---------   --------

Revenues from unaffiliated customers        $  7,797  $  6,364       $ 4,741  $  5,455         $  12,538   $ 11,819
                                            ========  ========       =======  ========         =========   ========

Profit (loss)                               $  1,965  $    973       $  (277) $    351         $   1,688  $   1,324
                                            ========  ========       ======== ========

Depreciation and amortization               $   (256) $   (255)      $   (90) $    (82)             (346)      (337)
                                            ========= =========      ======== =========

Interest expense                                                                                    (126)       (96)

General corporate expense                                                                           (373)      (368)
                                                                                               ----------  ---------

Income before income tax provision                                                             $     843   $    523
                                                                                               =========   ========

                                            Advanced Technology      Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                            Three Months Ended      Three Months Ended          Three Months Ended
                                                 June 30,                June 30,                    June 30,
                                               2006      2005          2006     2005              2006       2005
                                            --------  --------       -------  --------         ---------   --------
Revenues from unaffiliated customers        $  4,091  $  3,494       $ 2,769  $  2,642         $   6,860   $  6,136
                                            ========  ========       =======  ========         =========   ========

Profit (loss)                               $    908  $    560       $   (73) $    153         $     835  $     713
                                            ========  ========       ======== ========

Depreciation and amortization               $   (128) $   (129)      $   (46) $    (41)             (174)      (170)
                                            ========= =========      ======== =========

Interest expense                                                                                     (65)       (48)

General corporate expense                                                                           (187)      (184)
                                                                                               ----------  ---------

Income before income tax provision                                                             $     409   $    311
                                                                                               =========   ========

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------
Management Discussion
---------------------
         During the six month period ended June 30, 2006 and for the comparable period ended June 30, 2005, approximately 32% and 47% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have decreased as the result of the previously reported scheduled completion of a significant order to the CPG. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

Results of Operations
---------------------
         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the period to period dollar and percentage increase or decrease of such items as compared to the indicated prior period.

                                        Relationship to   Period to  Period to   Relationship to    Period to  Period to
                                         net revenues     period $   period %     net revenues      period $   period %
                                      three months ended  increase   increase   six months ended    increase   increase
                                           June 30,      (decrease) (decrease)      June 30,       (decrease) (decrease)
                                        2006     2005       06-05      06-05      2006     2005       06-05      06-05
                                        ----     ----       -----      -----      ----     ----       -----      -----
Net revenues
   Advanced Technology Group            59.6%    56.9%    $  597       17.1%      62.2%    53.8%    $ 1,433      22.5%
   Consumer Products Group              40.4     43.1        127        4.8       37.8     46.2        (714)    (13.1)
                                        ----     ----        ---                  ----     ----        -----
                                       100.0    100.0        724       11.8      100.0    100.0         719       6.1
Cost of goods sold, exclusive of
   depreciation                         75.9     75.2        590       12.8       74.4     75.0         465       5.2
                                        ----     ----        ---                  ----     ----         ---
Gross profit                            24.1     24.8        134        8.8       25.6     25.0         254       8.6
                                        ----     ----        ---                  ----     ----         ---
Selling, general and administrative     14.6     16.1         15        1.5       15.1     16.9        (105)     (5.3)
Interest                                 0.9      0.8         17       35.4        1.0      0.8          30      31.3
Depreciation and amortization            2.5      2.8          4        2.4        2.8      2.9           9       2.7
                                         ---      ---          -                   ---      ---           -
                                        18.0     19.7         36        3.0       18.9     20.6         (66)     (2.7)
                                        ----     ----         --                  ----     ----         ----
Income before income tax provision       6.1      5.1         98       31.5        6.7      4.4         320      61.2
Income tax provision                     2.3      1.9         35       30.2        2.5      1.6         118      60.8
                                         ---      ---         --                   ---      ---         ---
Net income                               3.8%     3.2%    $   63       32.3%       4.2%     2.8%    $   202      61.4%
                                         ===      ===         ==                   ===      ===         ===

                                      -12-

         The Company's consolidated net revenues for the six and three month periods ended June 30, 2006 increased approximately 6.1% or $719,000 and 11.8% or $724,000 respectively when compared to the same six and three month periods of 2005. Increases in shipments in combination with certain price increases at the Company's ATG more than offset the decreases in six month revenue at the Company's CPG which primarily resulted from the previously reported scheduled completion of a significant government contract. The CPG revenues for the three month period ended June 30, 2006 increased by approximately 4.8% or $127,000 when compared to the same three month period of 2005 due to the timing of shipments as well as product development efforts and expanded marketing activities.
         Gross margins for the six and three month periods ended June 30, 2006 remained relatively consistent as a percentage of sales when compared to the same periods in 2005. Gross margins are affected by many factors including the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales.
         Selling, general and administrative (SG&A) expenses include variable costs such as legal and professional. There were expanded sales/marketing activities and costs at both the ATG and the CPG. Consistent with GAAP these costs are expensed as they are incurred and because of this may result in timing differences and fluctuations from period to period. Therefore, these costs are not necessarily matched to their respective benefits.
         Interest expense increased in both the six and three month periods ended June 30, 2006 when compared to the same periods in 2005 due to an increase in market driven interest rates.
         The Company's effective tax rate continues to be approximately 37% of pretax profits.
         Net income increased $202,000 and $63,000 for the six month and three month periods ended June 30, 2006 respectively when compared to the same periods of 2005 primarily due to the increase in revenues and positive effects of price increases and containment of variable cost activities.

Liquidity and Capital Resources
-------------------------------
         The Company's primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.
         At June 30, 2006 the Company has working capital of approximately $12.9 million of which $3.4 million was comprised of cash and cash equivalents. The Company had a use of cash for the six month period ended June 30, 2006 of $71,000 from operations which was primarily related to the payment of income taxes as well as increases in accounts receivable and inventory aggregating $1,122,000 related to timing of shipments of product. Additional use of cash related to investment in treasury shares.
         As of June 30, 2006 there are no material commitments for capital expenditures.
         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2006. The Company's projected debt maturities are consistent with prior years.

Item 3.    CONTROLS AND PROCEDURES
-------    -----------------------

         (a) Disclosure Controls and Procedures
             ----------------------------------
         The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in Internal Controls
             ----------------------------
         During the six month period ended June 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
-------    -----------------
           None.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------    -----------------------------------------------------------

Purchases of Equity Securities by the Company and Affiliated Purchases
----------------------------------------------------------------------

                                                                                Total Number of
                                                                              Shares Purchased as     Maximum Number of
                                                                               Part of Publicly      Shares that may yet
                                  Total Number of      Average Price Paid     Announced Plans or      be Purchased under
           Period                Shares Purchased*          Per Share              Programs*        the Plans or Programs
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------
     April 1 - April 30,                 4,600                 8.62                    4,600                163,843
            2006
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------
       May 1 - May 31,
            2006                        16,934                 7.19                   16,934                146,909
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------
      June 1 - June 30,
            2006                         1,700                 5.96                    1,700                145,209
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------

            Total                       23,234                 7.38                   23,234                145,209
------------------------------ ---------------------- ---------------------- ---------------------- -----------------------

* Does not include shares reported as "committed to purchase" in the 10QSB for the quarter ended March 31, 2006 that were subsequently purchased in April 2006.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
-------    -------------------------------
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------
         The annual meeting of shareholders of the Registrant was held on June 30, 2006. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                        Withheld         Broker
          Name of Nominee               For            Authority       Non-Votes
          ---------------               ---            ---------       ---------
     Dr. Nicholas D. Trbovich        2,225,061           22,344           337
     Nicholas D. Trbovich, Jr.       2,230,052           17,353           337
     Dr. William H. Duerig           2,233,022           14,383           337
     Donald W. Hedges                2,236,791           10,614           337

Item 5.    OTHER INFORMATION
-------    -----------------
           None.

Item 6.    EXHIBITS
-------    --------

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

Date: August 10, 2006




                      SERVOTRONICS, INC.

                      By: /s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
                          -----------------------------------------------------
                          Dr. Nicholas D. Trbovich
                          Chief Executive Officer

                      By: /s/ Cari L. Jaroslawsky, Chief Financial Officer
                          ------------------------------------------------------
                          Cari L. Jaroslawsky
                          Chief Financial Officer

                      By: /s/ Raymond C. Zielinski, Vice President
                          ------------------------------------------------------
                          Raymond C. Zielinski
                          Vice President