Form 10QSB
period 2006-09-30
SERVOTRONICS INC /DE/
filed 2006-11-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
  Commission File No. 1 - 07109

                               SERVOTRONICS, INC.
                               ------------------
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
                                                                   Yes X . No  .
                                                                      ---    ---
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes    ;    No X
           ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                              Outstanding at October 31, 2006
              -----                              -------------------------------
     Common Stock, $.20 par value                            2,362,968



     Transitional Small Business Disclosure Format (Check one):

       Yes    ;    No X
           ---       ---

                                      INDEX


                PART I. FINANCIAL INFORMATION                                                                       Page No.

      Item 1.   Financial Statements (Unaudited)

                a)  Consolidated balance sheet, September 30, 2006                                                    3

                b)  Consolidated statement of operations for the three and nine months ended
                      September 30, 2006 and 2005                                                                     4

                c)  Consolidated statement of cash flows for the nine months ended
                      September 30, 2006 and 2005                                                                     5

                d)  Notes to consolidated financial statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                            12

      Item 3.   Controls and Procedures                                                                              14

                PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                                    15

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                          15

      Item 3.   Defaults Upon Senior Securities                                                                      15

      Item 4.   Submission of Matters to a Vote of Security Holders                                                  15

      Item 5.   Other Information                                                                                    15

      Item 6.   Exhibits                                                                                             15

                Signatures                                                                                           17

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     ($000's omitted except per share data)
                                   (Unaudited)
                                                                                                 September 30, 2006
                                                                                                 ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $      3,290
  Accounts receivable                                                                                    4,175
  Inventories                                                                                            7,144
  Deferred income taxes                                                                                    391
  Prepaid income taxes                                                                                      12
  Other assets                                                                                             635
                                                                                                  -------------

     Total current assets                                                                               15,647
                                                                                                  -------------

Property, plant and equipment, net                                                                       6,016


Other non-current assets                                                                                   503
                                                                                                  -------------

                                                                                                  $     22,166
                                                                                                  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                               $        382
  Accounts payable                                                                                         835
  Accrued employee compensation and benefit costs                                                          847
  Other accrued liabilities                                                                                369
                                                                                                  -------------

     Total current liabilities                                                                           2,433
                                                                                                  -------------

Long-term debt                                                                                           4,856

Deferred income taxes                                                                                      388

Other non-current liabilities                                                                              386

Shareholders' equity:
  Common stock, par value $.20; authorized
   4,000,000 shares; issued 2,614,506 shares                                                               523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      4,364
  Accumulated other comprehensive loss                                                                    (186)
                                                                                                  -------------

                                                                                                        17,734
  Employee stock ownership trust commitment                                                             (2,034)
  Treasury stock, at cost 250,988 shares                                                                (1,597)
                                                                                                  -------------

Total shareholders' equity                                                                              14,103
                                                                                                  -------------
                                                                                                  $     22,166
                                                                                                  ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)
                                   (Unaudited)


                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                          2006            2005            2006              2005
                                                       ---------       ---------        ---------         ---------

Revenues                                               $   5,646       $   5,741       $   17,811        $   17,398

Costs and expenses:
   Cost of goods sold, exclusive of depreciation           4,353           4,083           13,685            12,950
   Selling, general and administrative                       774           1,113            2,665             3,109
   Interest                                                   65              67              191               163
   Depreciation and amortization                             134             164              480               501
   Other income, net                                         (40)            (85)            (413)             (247)
                                                       ---------       ---------        ---------         ---------

                                                           5,286           5,342           16,608            16,476
                                                       ---------       ---------        ---------         ---------

Income before income tax provision                           360             399            1,203               922

Income tax provision                                         133             147              445               341
                                                       ---------       ---------        ---------         ---------

Net income                                             $     227       $     252        $     758         $     581
                                                       =========       =========        =========         =========


Income per share:
Basic
-----
Net income per share                                   $    0.12       $    0.12        $    0.38         $    0.28
                                                       =========       =========        =========         =========
Diluted
-------
Net income per share                                   $    0.11       $    0.12        $    0.35         $    0.27
                                                       =========       =========        =========         =========


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       2006           2005
                                                                                    ---------      ---------

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Net income                                                                       $     758      $     581
   Adjustments to reconcile net income to net
          cash (used) provided by operating activities -
        Depreciation and amortization                                                     480            501
        Receipt of treasury shares                                                       (160)            -
   Change in assets and liabilities -
        Accounts receivable                                                              (400)          (129)
        Inventories                                                                      (586)           688
        Prepaid income taxes                                                              (12)           (18)
        Other assets                                                                      295            325
        Other non-current assets                                                          144            (34)
        Accounts payable                                                                  (55)          (183)
        Accrued employee compensation and benefit costs                                  (269)            66
        Accrued income taxes                                                             (329)            31
        Other accrued liabilities                                                          90            296
                                                                                    ---------      ---------

Net cash (used) provided by operating activities                                          (44)         2,124
                                                                                    ---------      ---------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Capital expenditures - property, plant and
       equipment                                                                         (226)          (284)
                                                                                    ---------      ---------

Net cash used in investing activities                                                    (226)          (284)
                                                                                    ---------      ---------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (160)          (159)
   Purchase of treasury shares                                                           (917)            -
                                                                                    ---------      ---------

Net cash used in financing activities                                                  (1,077)          (159)
                                                                                    ---------      ---------

Net (decrease) increase in cash and cash equivalents                                   (1,347)         1,681

Cash and cash equivalents at beginning of period                                        4,637          2,106
                                                                                    ---------      ---------

Cash and cash equivalents at end of period                                          $   3,290      $   3,787
                                                                                    =========      =========

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

         The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

         Reclassification of prior year balances
         ---------------------------------------
         Certain prior period balances have been reclassified to conform with the current period presentation.

3.       Inventories
         -----------

                                                                                              September 30, 2006
                                                                                              ------------------
              Raw materials and common parts                                                     $   3,130
              Work-in-process                                                                        3,502
              Finished goods                                                                           699
                                                                                                 ---------
                                                                                                     7,331

              Less common parts expected to be used after one year
                  (classified as long-term)                                                           (187)
                                                                                                 ---------
                                                                                                 $   7,144
                                                                                                 =========
4.       Property, plant and equipment
         -----------------------------
                                                                                              September 30, 2006
                                                                                              ------------------
              Land                                                                               $      25
              Buildings                                                                              6,553
              Machinery, equipment and tooling                                                      10,905
                                                                                                 ---------
                                                                                                    17,483
              Less accumulated depreciation and amortization                                       (11,467)
                                                                                                 ---------
                                                                                                 $   6,016
                                                                                                 =========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2006, accumulated amortization on the building amounted to approximately $1,700,000. The associated current and long-term liabilities are discussed in footnote 5 to the consolidated financial statements. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.       Long-term debt
         --------------
                                                                                              September 30, 2006
                                                                                              ------------------
         Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
              at a floating rate (3.94% at September 30, 2006) (A)                               $   3,980

         Term loan payable to a financial institution;
              interest at LIBOR plus 2% (6.00% at
              September 30, 2006); quarterly principal payments of
              $17,500 commencing January 1, 2005; payable in full
              in the fourth quarter of 2009                                                            378

         Term loan payable to a financial institution;
              interest at LIBOR plus 2% (6.41% at September 30, 2006)
              quarterly principal payments of $26,786 through the
              fourth quarter of 2011                                                                   562

         Secured term loan payable to a government agency;
              monthly payments of approximately $1,455 with
              interest waived payable through second quarter of 2012                                   131

         Secured term loan payable to a government agency;
              monthly payments of $1,950 including interest
              fixed at 3% payable through fourth quarter of 2015                                       187
                                                                                               -----------
                                                                                                     5,238
         Less current portion                                                                         (382)
                                                                                               -----------
                                                                                                 $   4,856
                                                                                               ===========

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

         The Company also has a $1,000,000 line of credit on which there is no balance outstanding at September 30, 2006.

         Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2006, the Company was in compliance with all of its debt covenants.

6.       Common shareholders' equity
         ---------------------------

                                  Common stock
                                  ------------
                             Number           Capital in                                      Other          Total
                            of shares          excess of Retained              Treasury   comprehensive  shareholders'
                             issued   Amount   par value earnings     ESOP       stock        loss          equity
                            -------------------------------------------------------------------------------------------
Balance December
    31, 2005                2,614,506  $523    $13,033    $3,609   ($ 2,034)  ($   520)     ($  186)       $ 14,425
   Net income                   -      -         -           758       -          -            -                758
   Purchase/receipt of
    treasury shares             -      -         -          -          -        (1,077)        -             (1,077)
   Other                        -      -         -            (3)      -          -            -                 (3)
                            ---------  ----    -------    ------   --------   --------       ------        --------

Balance September 30, 2006  2,614,506  $523    $13,033    $4,364   ($ 2,034)  ($ 1,597)      ($ 186)       $ 14,103
                            =========  ====    =======    ======   ========   ========       ======        ========

         In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2006, the Company has purchased 109,941 shares under this program. As of September 30, 2006, there remained 140,059 shares available to be purchased under the current buyback program. The Company has also received approximately 19,400 shares recorded at fair market value for the partial settlement of an obligation.

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

         Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net income as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

         There were no options granted or exercised in the nine month periods ended September 30, 2006 or 2005. As of September 30, 2006, there was $3,000 of total unrecognized compensation cost related to non-vested options granted under the plan. That cost is expected to be recognized over a weighted average period of three years. During the nine month periods ended September 30, 2006 and 2005, no shares vested. As of September 30, 2006, 511,900 options of 513,900 options outstanding were exercisable. Exercisable options had a weighted average price of $4.40 and a weighted average remaining contractual life of 6.3 years. The aggregate pretax intrinsic value based on the Company's closing price of $6.15 as of September 30, 2006 was approximately $1,092,184.

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

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          2006             2005         2006              2005
                                                          ----             ----         ----              ----

  Net income                                            $  227            $  252       $  758            $ 581
                                                        ======            ======       ======            =====
  Weighted average common shares
     outstanding (basic)                                 1,969             2,071        2,011            2,071

  Incremental shares from assumed
     conversions of stock options                          121                66          131               69
                                                        ------            ------       ------            -----
  Weighted average common
     shares outstanding (diluted)                        2,090             2,137        2,142            2,140
                                                        ======            ======       ======            =====

    Basic
    -----
    Net income per share                                $ 0.12            $ 0.12       $ 0.38            $0.28
                                                        ======            ======       ======            =====
    Diluted
    -------
    Net income per share                                $ 0.11            $ 0.12       $ 0.35            $0.27
                                                        ======            ======       ======            =====

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

                                            Advanced Technology      Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                             Nine Months Ended       Nine Months Ended           Nine Months Ended
                                               September 30,           September 30,               September 30,
                                               2006      2005          2006     2005              2006       2005
                                               ----      ----          ----     ----              ----       ----

Revenues from unaffiliated customers        $ 11,346  $ 10,013       $ 6,465  $  7,385         $  17,811  $  17,398
                                            ========  ========       =======  ========         =========  =========

Profit (loss)                               $  2,517  $  1,769       $  (496) $    122         $   2,021  $   1,891
                                            ========  ========       =======  ========

Interest expense                            $   (170) $   (142)      $   (21) $    (21)             (191)      (163)
                                            ========  ========       =======  ========

Depreciation and amortization               $   (350) $   (380)      $  (130) $   (121)             (480)      (501)
                                            ========  ========       =======  ========

Other income, net                           $    312  $     99       $   101  $    148               413        247
                                            ========  ========       =======  ========

General corporate expense                                                                           (560)      (552)
                                                                                               ---------  ---------

Income before income tax provision                                                             $   1,203   $    922
                                                                                               =========  =========


                                            Advanced Technology      Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                            Three Months Ended      Three Months Ended          Three Months Ended
                                               September 30,           September 30,               September 30,
                                               2006      2005          2006     2005              2006       2005

Revenues from unaffiliated customers        $  3,838  $  3,709       $ 1,808  $  2,032         $   5,646   $  5,741
                                            ========  ========       =======  ========         =========   ========

Profit (loss)                               $    841  $    857       $  (135) $   (128)        $     706  $     729
                                            ========  ========       =======  ========

Interest expense                            $    (58) $    (60)      $    (7) $     (7)              (65)       (67)
                                            ========  ========       =======  ========

Depreciation and amortization               $    (94) $   (125)      $   (40) $    (39)             (134)      (164)
                                            ========  ========       =======  ========

Other income, net                           $     23  $     38       $    17  $     47                40         85
                                            ========  ========       =======  ========

General corporate expense                                                                           (187)      (184)
                                                                                               ---------   --------

Income before income tax provision                                                             $     360   $    399
                                                                                               =========   ========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------
Management Discussion
---------------------
         During the nine month period ended September 30, 2006 and for the comparable period ended September 30, 2005, approximately 31% and 43% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have decreased as the result of the previously reported scheduled completion of a significant government order to the CPG. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

Results of Operations
---------------------
         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to net revenues, and the period to period dollar and percentage increase or decrease of such items as compared to the indicated prior period.

                                        Relationship to   Period to  Period to   Relationship to    Period to  Period to
                                         net revenues     period $   period %     net revenues      period $   period %
                                      three months ended  increase   increase   nine months ended   increase   increase
                                         September 30,   (decrease) (decrease)    September 30,    (decrease) (decrease)
                                        2006     2005       06-05      06-05      2006     2005       06-05      06-05
                                        ----     ----       -----      -----      ----     ----       -----      -----

Net revenues
   Advanced Technology Group            68.0%    64.6%    $  129        3.5%      63.7%    57.6%    $ 1,333      13.3%
   Consumer Products Group              32.0     35.4       (224)     (11.0)      36.3     42.4        (920)    (12.5)
                                        ----     ----       -----                 ----     ----       -----
                                       100.0    100.0        (95)      (1.7)     100.0    100.0         413       2.4
Cost of goods sold, exclusive of
   depreciation                         77.1     71.1        270        6.6       76.8     74.4         735       5.7
                                        ----     ----       -----                 ----     ----       -----
Gross profit                            22.9     28.9       (365)     (22.0)      23.2     25.6        (322)     (7.2)
                                        ----     ----       -----                 ----     ----       -----
Selling, general and administrative     13.7     19.4       (339)     (30.5)      15.0     17.9        (444)    (14.3)
Interest                                 1.2      1.2         (2)      (3.0)       1.1      0.9          28      17.2
Depreciation and amortization            2.4      2.9        (30)     (18.3)       2.7      2.9         (21)     (4.2)
Other income, net                       (0.7)    (1.5)        45      (52.9)      (2.3)    (1.4)       (166)     67.2
                                        ----     ----       -----                 ----     ----       -----
                                        16.6     22.0       (326)     (25.9)      16.5     20.3        (603)    (17.1)
                                        ----     ----       -----                 ----     ----       -----
Income before income tax provision       6.3      6.9        (39)      (9.8)       6.7      5.3         281      30.5
Income tax provision                     2.3      2.5        (14)      (9.5)       2.4      2.0         104      30.5
                                        ----     ----       -----                 ----     ----       -----
Net income                               4.0%     4.4%    $  (25)      (9.9)%      4.3%     3.3%    $   177      30.5%
                                        ====     ====       =====                 ====     ====       =====

         The Company's consolidated net revenues increased approximately 2.4% for the nine month period and decreased approximately 1.7% for the three month period ended September 30, 2006 when compared to the same nine and three month periods in 2005. Increases in shipments in combination with certain price increases at the Company's ATG more than offset the decreases in nine month revenue at the Company's CPG, but did not fully offset the decrease in quarterly revenues at the CPG. The decrease in revenues at the CPG resulted from the scheduled and previously reported essential completion of a significant government contract as well as a decrease in shipments in commercial custom knives. Continued demand for the Company's ATG products drive increases in revenues.

         Gross margins for the nine and three month periods ended September 30, 2006 decreased as a percentage of sales when compared to the same periods in 2005. Gross margins are affected by many factors including the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales and, consistent with GAAP, the expensing of preproduction and development costs as they are incurred.

         Selling, general and administrative (SG&A) expenses include variable costs such as legal and professional. There were expanded sales/marketing activities and costs at both the ATG and the CPG. Also, consistent with GAAP, these costs are expensed as they are incurred and because of this may result in timing differences and fluctuations from period to period. Therefore, these costs are not necessarily matched to their respective benefits.

         Interest expense remained relatively consistent in both the nine and three month periods ended September 30, 2006 when compared to the same periods in 2005. The Company continues to reduce its outstanding debt during a period of increasing market driven interest rates.

         Other income/expense for the nine month period ended September 30, 2006 includes approximately $220,000 of net recovery, before tax, from a previously reported defalcation.

         The Company's effective tax rate continues to be approximately 37% of pretax profits.

         Net income increased by $177,000 to $758,000 for the nine months ended September 30, 2006 when compared to the same period of 2005 primarily due to the increase in revenues at the Company's ATG and positive effects of price increases and containment of variable cost activities.

Liquidity and Capital Resources
-------------------------------
         The Company's primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

         At September 30, 2006 the Company has working capital of approximately $13.2 million of which $3.3 million was comprised of cash and cash equivalents. The Company had a use of cash for the nine month period ended September 30, 2006 of $44,000 from operations which was primarily related to the funding and payment of employee benefit/pension obligations, payment of income taxes as well as increases in accounts receivable and inventory aggregating $986,000 related to timing of shipments of product. Additional uses of cash related to investment in treasury shares and capital expenditures for equipment as well as principal payments on long-term debt.

         As of September 30, 2006 there are no material commitments for capital expenditures.

         The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2006. The Company's projected debt maturities are consistent with prior years.

Item 3.  CONTROLS AND PROCEDURES
-------  -----------------------

         (a)  Disclosure Controls and Procedures
         ---------------------------------------
         The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in Internal Controls
         --------------------------------
         During the nine month period ended September 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
-------  -----------------

         None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------------------------

Purchases of Equity Securities by the Company and Affiliated Purchases
----------------------------------------------------------------------


                                                                                Total Number of
                                                                              Shares Purchased as     Maximum Number of
                                                                               Part of Publicly      Shares that may yet
                                     Total Number of      Average Price $     Announced Plans or      be Purchased under
             Period                 Shares Purchased      Paid Per Share           Programs         the Plans or Programs
---------------------------------- -------------------- -------------------- ---------------------- -----------------------
        July 1 - July 31,                    250               6.23                     250                 144,959
              2006
---------------------------------- -------------------- -------------------- ---------------------- -----------------------
      August 1 - August 31,                  400               6.55                     400                 144,559
              2006
---------------------------------- -------------------- -------------------- ---------------------- -----------------------
   September 1 - September 30,             4,500               6.20                   4,500                 140,059
              2006
---------------------------------- -------------------- -------------------- ---------------------- -----------------------
              Total                        5,150               6.23                   5,150                 140,059
---------------------------------- -------------------- -------------------- ---------------------- -----------------------

Item 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
         None.

Item 5.  OTHER INFORMATION
-------  -----------------
         None.

Item 6.  EXHIBITS
-------  --------

         10(A)(2)   Amendment  to  employment   contract  for  Dr.  Nicholas  D.
                    Trbovich, Chief Executive Officer dated August 4, 2006 (Incorporated by reference to August 9, 2006 Form 8-K)

         10(A)(5) Amendment to employment contract for Nicholas D. Trbovich, Jr., Vice President dated August 4, 2006 (Incorporated by reference to August 9, 2006 Form 8-K)

         10(A)(6) Amendment to employment contract for Nicholas D. Trbovich, Jr., Vice President dated August 4, 2006 (Incorporated by reference to August 9, 2006 Form 8-K)

         31.1 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 13, 2006




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