Form 10KSB
period 2006-12-31
SERVOTRONICS INC /DE/
filed 2007-03-30
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934

For the fiscal year ended December 31, 2006

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

For the transition period from                   to                   .
                               -----------------    -----------------

Commission File No. 1-07109

                               SERVOTRONICS, INC.
                 -----------------------------------------------

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

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act.
                                        ---

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

Yes  X . No   .
    ---    ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes   .  No X.
                                               ---    ---

     Issuer's revenues for its most recent fiscal year: $24,548,000

     As of February 28, 2007 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $13,552,829.65 based on the average of sales prices reported by the American Stock Exchange on that day.

     As of February 28, 2007 the number of $.20 par value common shares outstanding was 2,359,102.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                                              Part of Form 10-KSB
     --------                                              -------------------

2007 Proxy Statement                                            Part III


     Transitional Small Business Disclosure Format.  Yes   .  No X .
                                                        ---     ---

                                TABLE OF CONTENTS

      PART I

      Item 1.     Description of Business................................................................3

      Item 2.     Description of Properties..............................................................7

      Item 3.     Legal Proceedings......................................................................8

      Item 4.     Submission of Matters to a Vote of Security Holders....................................8

      PART II

      Item 5.     Market for Registrant's Common Equity, Related Stockholder
                    Matters and Small Business Issuer Purchases of Equity Securities.....................8

      Item 6.     Management's Discussion and Analysis or Plan of Operation..............................9

      Item 7.     Financial Statements..................................................................17

      Item 8.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................................................17

      Item 8A.    Controls and Procedures...............................................................18

      Item 8B.    Other Information.....................................................................18

      PART III

      Item 9.     Directors, Executive Officers, Promoters and Control Persons
                    and Corporate Governance; Compliance with Section 16(a)
                    of the Exchange Act.................................................................19

      Item 10.    Executive Compensation................................................................19

      Item 11.    Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters..........................................19

      Item 12.    Certain Relationships and Related Transactions, and
                    Director Independence...............................................................20

      Item 13.    Exhibits..............................................................................20

      Item 14.    Principal Accountant Fees and Services................................................25

      Signatures........................................................................................26

      Consolidated Financial Statements.............................................................F1-F23


                                      -2-

                                     PART I


ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

       Servotronics, Inc. and its subsidiaries (collectively the "Registrant" or the "Company") design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives and various types of cutlery.

       The Company was incorporated in New York in 1959. In 1972, the Company was merged into a wholly-owned subsidiary organized under the laws of the State of Delaware, thereby changing the Company's state of incorporation from New York to Delaware.

PRODUCTS

       ADVANCED TECHNOLOGY PRODUCTS

       The Company designs, manufactures and markets a variety of servo-control components which convert an electrical current into a mechanical force or movement and other related products. The principal servo-control components produced include torque motors, electromagnetic actuators, hydraulic valves, pneumatic valves and similar devices, all of which perform the same general function. These are sold principally to the commercial aerospace, missile, aircraft and government related industries, as well as medical and industrial markets.

       To fill most of its orders for components, the Company must either modify a standard model or design a new item in order to satisfy the customer's particular requirements. The Company also produces unique products based on specifications provided by its customers. The Company produces under long-term contracts and other types of orders.

       The Company also produces metallic seals of various cross-sectional configurations. These seals fit between two surfaces, usually metal, to produce a more secure and leak-proof joint. The Company manufactures these seals to close tolerances from standard and special alloy steels. Ductile coatings are often applied to the seals in order to increase their effectiveness.

       From time to time, the Company has also produced other products of its own and/or of a given design to meet customers' requirements.

       CONSUMER PRODUCTS

       The Company designs, manufactures and sells a variety of cutlery products. These products include a wide range of kitchen knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Company sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Company also produces and markets other cutlery items such as various specialty tools, putty knives, linoleum sheet cutters and field knives. The Company manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Company's commercial cutlery related products are intended for the medium to premium priced markets.

       The Company sells many of its cutlery products under its own brand names including "Old Hickory" and "Queen."

SALES, MARKETING AND DISTRIBUTION

       ADVANCED TECHNOLOGY PRODUCTS

       The Company's advanced technology products are marketed throughout the United States and in selected foreign markets. Products are essentially non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Company's professional staff and a field engineering representative.

       During the Company's last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 18% of the Company's total sales as compared to 23% in 2005. In 2006 and 2005, the Company's sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 14% in 2006 and 13% in 2005. The Company also had sales to another customer that amounted to approximately 23% of total sales in 2006 and 18% in 2005. No other single customer represented more than 10% of the Company's sales in any of these years.

       The Company's prime contracts and subcontracts with the United States Government are subject to termination for the convenience of the Government. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company's business, less than 1% of its Government contracts have been terminated for convenience.

       CONSUMER PRODUCTS

       The Company's consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Company's Consumer Products Group (CPG) also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 13% of the Company's total sales in 2006 as compared to 16% in 2005. No other single customer of the CPG represented more than 10% of the Company's sales in 2006. The Company sells its products through its own sales personnel and through independent manufacturers' representatives.

BUSINESS SEGMENTS

       Business segment information is presented in Note 10 of the accompanying consolidated financial statements.

INTELLECTUAL PROPERTIES

       The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company's competitive position is not dependent on patent protection.

RESEARCH ACTIVITIES

       The amount spent by the Company in research and development activities during its 2006 and 2005 fiscal years was not significant.

ENVIRONMENTAL COMPLIANCE

       The Company does not anticipate that the cost of compliance with current environmental laws will be material.

MANUFACTURING

       The Company manufactures its consumer products in Franklinville, New York and Titusville, Pennsylvania and its advanced technology products in Elma, New York.

RAW MATERIALS AND OTHER SUPPLIES

       The Company purchases raw materials and certain components for its products from outside vendors. The Company is not generally dependent upon a single source of supply for any raw material or component used in its operations.

COMPETITION

       Although no reliable industry statistics are available to enable the Company to determine accurately its relative competitive position with respect to any of its products, the Company believes that it is a significant factor with respect to certain of its servo-control components. The Company's share of the overall cutlery market is not significant.

       The Company encounters active competition with respect to its products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Company believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Company's knowledge, its principal competitors with regard to cutlery include World Kitchen, Inc., Benchmade Knife Company, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Lifetime Hoan Corp., and Gerber.

       The Company has many different competitors with respect to servo-control components because of the nature of that business and the fact that these products also face competition from other types of control components which, at times, can accomplish the desired result.

       The Company markets most of its products throughout the United States and to a lesser extent in selected foreign markets. The Company believes that it competes in marketing its consumer products primarily on the basis of price, quality and delivery, and its control products primarily on the basis of operating performance, adherence to rigid specifications, quality, price and delivery.

EMPLOYEES

       The Company, at December 31, 2006, had approximately 247 employees of which approximately 234 are full time; 196 in Western New York and 38 in Pennsylvania. In excess of 82% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

ITEM 2.        DESCRIPTION OF PROPERTIES

       The Company's executive offices are located on premises leased by the Company at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Company owns, leases and/or has options on real property as set forth in the following table:

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

       In Elma, New York, the Company leases and/or has options on approximately
38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Company to purchase the property for a nominal amount. The balance outstanding on the capital lease at December 31, 2006 was approximately $3.8 million. All of the above properties are covered by insurance.

       See the consolidated financial statements, including Note 8 thereto, for further information with respect to the Company's lease commitments.

       The Company possesses modern precision manufacturing and testing equipment suitable for the development, manufacture, assembly and testing of its advanced technology products. The Company uses computer-aided technology throughout its processes, procedures, designs, manufacturing and administrative functions. The Company designs and makes most of the tools, dies, jigs and specialized testing equipment necessary for the production of the advanced technology products. The Company also possesses automatic and semi-automatic grinders, tumblers, presses and miscellaneous metal finishing machinery and equipment for use in the manufacture of consumer products.

ITEM 3.        LEGAL PROCEEDINGS

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.
                                     PART II

ITEM 5.        MARKET  FOR  REGISTRANT'S  COMMON  EQUITY,   RELATED  STOCKHOLDER
               MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

       (a)         PRICE RANGE OF COMMON STOCK

                   The following table shows the range of high and low prices for the Company's common stock as reported by the American Stock Exchange (symbol SVT) for 2006 and 2005.

                                                      HIGH             LOW
                                                      ----             ---
                   2006
                          Fourth Quarter          $   9.90         $  6.15
                          Third Quarter               7.20            6.05
                          Second Quarter              9.25            5.80
                          First Quarter              10.30            4.70
                   2005
                          Fourth Quarter          $   4.75         $  3.85
                          Third Quarter               5.05            4.10
                          Second Quarter              5.00            4.10
                          First Quarter               5.00            4.41

       (b)         APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

                             Title                     Approximate number of
                              of                       record holders (as of
                             class                      December 31, 2006)
                             -----                      ------------------

                   Common Stock, $.20 par value per share      578

       (c)         DIVIDENDS ON COMMON STOCK

                   No cash dividends were paid in 2006 or 2005.

       (d)         SECURITIES  AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                   PLANS

                                                                                              Number of securities
                                   Number of securities                                      remaining available for
                                     to be issued upon             Weighted-average           future issuance under
                                  exercise of outstanding          exercise price of           equity compensation
                                     options, warrants           outstanding options,      plans (excluding securities
                                        and rights                warrants and rights       reflected in column (a))
         Plan category                      (a)                           (b)                          (c)
         -------------           -------------------------       ---------------------    --------------------------
Equity compensation
  plans approved by
  security holders                         333,000                       $3.503                       17,000
Equity compensation
  plans not approved
  by security holders                      180,900                       $6.072                       84,100
                                           -------                                                    ------

Total                                      513,900                       $4.407                      101,100
                                           =======                                                   =======

       (e)         COMPANY RE-PURCHASES OF EQUITY SECURITIES

                                                                                Total Number of
                                                                              Shares Purchased as     Maximum Number of
                                         Total Number                          Part of Publicly      Shares that may yet
                                          of Shares       Average Price $     Announced Plans or      be Purchased under
                Period                    Purchased       Paid Per Share           Programs         the Plans or Programs
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
        Fourth Quarter of 2006                 550             6.35                     550                139,509
--------------------------------------- --------------- -------------------- ---------------------- -----------------------

              2006 Total                   110,491             8.32                 110,491                139,509
--------------------------------------- --------------- -------------------- ---------------------- -----------------------

                   In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. As of February 28, 2007, the Company has purchased 114,357 shares and there remain 135,643 shares available to purchase under this program.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT DISCUSSION

       During the years ended December 31, 2006 and 2005, approximately 32% and 39% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have decreased a net of approximately $1,475,000 when comparing the results of 2006 to 2005 as the result of the previously reported scheduled completion of a significant order by the Consumer Products Group (CPG) as well as expected differences in timing of government order placement and required shipping schedules at both the CPG and Advanced Technology Group (ATG). The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

       The Aerospace Industry Association (AIA) reported that 2006 was a year in which the U. S. aerospace industry projected total deliveries to be up more than 8% for 2006. AIA also stated that the civil aircraft sector was particularly strong and that, based on the current backlog of commercial aircraft orders, they believe this upward trend will continue in 2007. The Company's Advanced Technology Group's increase in revenue for 2006 reflects this upward trend and the Company anticipates, based on the ATG's current backlog, that the ATG's shipments should be strong for 2007.

       The Company's Consumer Products Group has developed products for government and military applications. Forecasted procurements for certain of these items are forming the basis for projected deliveries in 2007. Procurement proposals and product development activities are ongoing. Certain initial procurements have been received. Also, expanded ATG and CPG foreign marketing activities are resulting in early positive responses.

       See also Note 10 to the consolidated financial statements for information concerning business segment operating results.

RESULTS OF OPERATIONS - YEAR 2006 AS COMPARED TO 2005

       The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to revenues and the period to period dollar and percentage increase or decrease of such items as compared to the indicated prior period. Certain balances for the year ended December 31, 2005 were reclassified to conform with classifications adopted in the current year.

                                                                                          Period to       Period to
                                                               Relationship to             period          period
                                                                   revenue               $ increase      % increase
                                                                 year ended              (decrease)      (decrease)
                                                                December 31,             year ended      year ended
                                                             2006         2005            2006-2005       2006-2005
                                                             ----         ----            ---------       ---------
Revenue:
   Advanced technology products                              64.2%        59.7%         $   2,107             15.4%
   Consumer products                                         35.8         40.3               (454)            (4.9)
                                                           ------       ------          ---------          -------
                                                            100.0        100.0              1,653              7.2
Cost of goods sold, exclusive of depreciation                76.4         74.5              1,715             10.1
                                                           ------       ------          ---------          -------
Gross profit                                                 23.6         25.5                (62)            (1.1)
                                                           ------       ------          ---------          -------
Selling, general and administrative                          14.7         16.6               (189)            (5.0)
Interest                                                      1.1          1.0                 31             13.2
Depreciation and amortization                                 2.5          3.0                (62)            (9.1)
Other income, net                                            (1.8)        (4.5)              (585)           (57.0)
                                                           ------       ------          ---------          -------
                                                             16.5         16.1                365              9.9
Income before income tax provision                            7.1          9.4               (427)           (19.8)
Income tax provision                                          2.6          3.4               (160)           (20.2)
                                                           ------       ------          ---------          -------
Net income                                                    4.5%         5.9%         $    (267)           (19.6)%
                                                           ======       ======          =========          =======

       The Company's consolidated revenues increased approximately $1,653,000 or 7.2% for the 12 month period ended December 31, 2006 when compared to the same period in 2005. Increases in commercial shipments in combination with certain price increases at the Company's ATG more than offset the decreases in revenue at the Company's CPG. The decrease in revenues at the CPG resulted from the scheduled and previously reported essential completion of a significant government contract. Continued demand for the Company's ATG products drive increases in revenues.

       Gross margins for the twelve month period ended December 31, 2006 decreased by 1.1% as compared to 2005. This drop is directly related to the reduction in revenues and margins at the CPG segment as shown above. In 2007, the CPG received a $3 million order from a government prime contractor for deliveries into early 2008. This order is expected to have a positive effect on total revenues and margins in 2007. Gross margins are affected by many factors including the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales and, consistent with accounting principles generally accepted in the United States of America (GAAP), the expensing of preproduction and development costs as they are incurred.

       Selling,  general and  administrative  (SG&A) expenses  include  variable costs such as legal and professional. Although certain General and Administrative costs (i.e., professional, legal, salary and Section 404 related expenses,) decreased by approximately $360,000 in 2006, there were expanded sales/marketing activities which increased costs that partially offset these reductions at both the ATG and the CPG. Also, consistent with GAAP, these costs are expensed as they are incurred and because of this may result in timing differences and fluctuations from period to period. Therefore, these costs are not necessarily matched to their respective benefits.

       Interest expense increased for the year ended December 31, 2006 when compared to the same period in 2005 because of increases in the market driven interest rates. Average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 4 to the consolidated financial statements for information on long-term debt.

       Depreciation and amortization expense decreased approximately 9.1% for the year ended December 31, 2006 when compared to the same period in 2005 due to variable estimated useful lives of depreciable property as identified in Note 1 to the consolidated financial statements and the reduction in capital expenditures over the last three years.

       Other income in 2006 includes approximately $220,000 of net recovery, from a previously reported defalcation; the amount of net recovery in 2005 was $795,000. Components of other income also include; interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company's products.

       The Company's effective tax rate was 37% in 2006 and 2005. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for extraterritorial sales as well as manufacturing deductions allowable under the American Jobs Creation Act of 2004. See also Note 6 to the consolidated financial statements for information concerning income tax rates.

       Net income decreased $267,000 when comparing the year ended December 31, 2006 to the same period of 2005 due to the decrease of $369,000 in after tax, other income received in 2006 not related to the sale of the Company's products. This decrease was offset by the positive results of increased consolidated revenues and the effects of cost containment activities that directly affect the after-tax reported income.

RESULTS OF OPERATIONS - YEAR 2005 AS COMPARED TO 2004

       The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to revenues and the period to period dollar and percentage increase or decrease of such items as compared to the indicated prior period. The following chart balances for the year ended December 31, 2005 were not reclassified to conform with the 2006 financial statements.

                                                                                          Period to        Period to
                                                               Relationship to             period            period
                                                                 net revenue             $ increase        % increase
                                                                 year ended              (decrease)        (decrease)
                                                                December 31,             year ended        year ended
                                                             2005         2004            2005-2004         2005-2004
                                                             ----         ----            ---------         ---------
Net revenue and other income:
   Advanced technology products                              59.8%        51.3%         $   2,480             21.8%
   Consumer products                                         40.2         48.7             (1,467)           (13.6)
                                                           ------       ------          ---------          -------
                                                            100.0        100.0              1,013              4.6
Cost of goods sold, exclusive of depreciation                73.7         73.9                703              4.3
                                                           ------       ------          ---------           ------
Gross profit                                                 26.3         26.1                310              5.4
                                                           ------       ------          ---------           ------
Selling, general and administrative                          16.5         17.1                 15              0.4
Interest                                                      1.0          0.7                 74             46.0
Depreciation and amortization                                 2.9          3.0                 24              3.7
Insurance proceeds, net                                      (3.4)          -                 795               -
                                                           ------       ------          ---------           ------
                                                             17.0         20.8                682             50.1
Income before income tax provision                            9.3          5.3                992             85.3
Income tax provision                                          3.4          2.0                363             84.6
                                                           ------       ------          ---------           ------
Net income                                                    5.9%         3.3%         $     629             85.7%
                                                           ======       ======          =========           ======

       Revenues increased by approximately $1,013,000 or 4.6% with an increase in net income of $629,000 or 85.7%. The increase in revenues is primarily attributed to an increase in government and commercial shipments as well as price increases under certain long-term agreements at the ATG partially off-set by a decrease in government shipments at the CPG as a result of the aforementioned scheduled completion of a significant government order.

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

       Net income increased $629,000 after the aforementioned increase in costs associated with certain retirement obligations. The increase in net income is primarily attributed to the net after tax insurance proceeds of approximately $500,000.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

       At December 31, 2006 the Company had working capital of approximately $13.3 million of which $4.1 million was comprised of cash and cash equivalents. The Company generated approximately $1 million in cash from operations in 2006. The most significant use of cash included cash used to fund and pay employee benefit/pension obligations, payment of income taxes as well as increases in inventory levels related to timing of shipments of product.

       At December 31, 2006, there are no material commitments for capital expenditures.

       The Company had an increase in the uses of cash in its financing and investing activities in 2006 primarily related to capital expenditures for equipment, principle payments on long-term debt and investment in treasury shares of approximately $920,000. In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of February 28, 2007, the Company has purchased or committed to purchase 114,357 shares for a total of $951,896 under this program.

       The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2006. If needed, this can be used to fund cash flow required for operations.

       Principal maturities of long-term debt are as follows: 2007 - $384,000, 2008 - $387,000, 2009 - $539,000, 2010 - $321,000, 2011 - $323,000 and
thereafter - $3,059,000.

OFF BALANCE SHEET ARRANGEMENTS

       None.

CRITICAL ACCOUNTING POLICIES

       The Company prepares its consolidated financial statements in accordance with GAAP. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and which require the Company's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Notes 1 and 7 to the accompanying consolidated financial statements include a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

       Management reviewed recent accounting pronouncements and has not determined the effect these pronouncements will have on Financial Statement results. See Note 1 in the accompanying consolidated financial statements for further discussion of new accounting pronouncements.

REVENUE RECOGNITION

       Revenues are recognized as services are rendered or as units are shipped at the designated FOB point consistent with the transfer of title, risks and rewards of ownership. Such purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase and may provide for progress payments based on in-process costs as they are incurred.

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

EMPLOYEE BENEFIT PLANS

       As discussed in Note 5 to the consolidated financial statements, the Company provides a range of benefits to its employees and retired employees, including pension and post retirement benefits. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which includes various actuarial assumptions, such as discount rates, assumed rates of return on plan assets and health care cost trend rates. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on advice from its actuaries. As discussed in Note 5, the Company's defined benefit plans are anticipated to be settled in 2007 with no future costs associated with them after 2007.

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

ITEM 7.        FINANCIAL STATEMENTS

       The financial statements of the Company which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On September 7, 2005, the Audit Committee of the Company's Board of Directors of terminated PricewaterhouseCoopers LLP ("PWC") as the Company's independent registered public accounting firm. The audit reports of PWC on the Company's consolidated financial statements as of and for the two most recent fiscal years ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years audited by PWC and through September 7, 2005, there were no disagreements between the Company and PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report which did not occur.

       The Company provided PWC with a copy of its Form 8-K disclosure and requested that PWC furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether PWC agreed with the Company's statements. PWC agreed that there were no disagreements, and issued the letter which is incorporated by reference as Exhibit 16.1 to this Form 10-KSB.

       In connection with obtaining consent from PWC to the inclusion of their audit report dated March 31, 2005 in the Form 10-KSB for the year ended December 31, 2004, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. As stated in the Division of Corporate Finance's Accountant Disclosure Rules and Practices Training Manual, the Securities and Exchange Commission does not object to a registrant's indemnification of predecessor auditors for costs incurred in successful defense of claims.

       On September 7, 2005, the Audit Committee engaged Freed Maxick & Battaglia, CPAs, P.C., effective September 8, 2005, to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005. During the Company's two most recent fiscal years, and subsequently through the effective date of the engagement of Freed Maxick, neither the Company nor any person acting on behalf of the Company consulted with Freed Maxick with respect to the application of accounting principals to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or any other matters or reportable events listed in Item 304 (a)(1)(iv) of Regulation S-B.

ITEM 8A.       CONTROLS AND PROCEDURES

       (i)  Disclosure Controls and Procedures

       The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

       (ii) Changes in Internal Controls

       There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.       OTHER INFORMATION

       None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company's Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company's 2006 fiscal year or such information will be included by amendment to this form 10-KSB.

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

ITEM 10.       EXECUTIVE COMPENSATION

       Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company's 2006 fiscal year or such information will be included by amendment to this form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company's 2006 fiscal year or such information will be included by amendment to this form 10-KSB.

       Also incorporated by reference is the information in the table under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" included in Item 5 of this Form 10-KSB.

ITEM 12.       CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS,  AND  DIRECTOR
               INDEPENDENCE

       Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company's 2006 fiscal year or such information will be included by amendment to this form 10-KSB.

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

                            3(A)(4)          Amendments to Certificate              Exhibit 3(A)(4) to 1998
                                                of Incorporation dated                 Form 10-KSB*
                                                June 30, 1998

                            3(B)             By-laws                                Exhibit 3(B) to 1986
                                                                                       Form 10-K*

                            4.1(A)           First amended and restated             Exhibit 4(A) to 1993
                                                term loan agreement with               Form 10-KSB*
                                                Fleet Bank of New York
                                                dated October 4, 1993

                            4.1(B)           Second amended and restated            Exhibit 4.1(B) to 1999
                                                term loan agreement with               Form 10-KSB*
                                                Fleet Bank of New York
                                                dated February 26, 1999

                            4.1(C)           First amendment to second              Exhibit 4.1(C) to 1999
                                                amended and restated term              Form 10-KSB*
                                                loan agreement with
                                                Fleet Bank of New York
                                                dated December 17, 1999
                           --------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-07109)
                             **Indicates management contract or compensatory plan or arrangement

                                      -20-

                           Exhibit
                           Number                  Presentation                          Reference
                           -------                 ------------                          ---------

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

                            4.5              Shareholder Rights Plan                Exhibit 4 to Form
                                                dated as of August 27,                 8-K filed August 27,
                                                2002                                   2002*
                           --------------------------------------------------------------
                              *Incorporated herein by reference (File No. 1-07109)
                             **Indicates management contract or compensatory plan or arrangement

                           Exhibit
                           Number                  Presentation                          Reference
                           -------                 ------------                          ---------
                           10(A)(1)          Employment contract for                Exhibit 10(A)(1) to Form
                                                Dr. Nicholas D. Trbovich,              8-K filed August 18,
                                                Chief Executive Officer                2005**

                           10(A)(2)          Amendment to employment                Exhibit 10(A)(2) to Form
                                                contract for Dr. Nicholas D.           8-K filed August 9,
                                                Trbovich, Chief Executive              2006**
                                                Officer

                           10(A)(4)          Employment contract for                Exhibit 10(A)(1) to Form
                                                Nicholas D. Trbovich, Jr.              8-K filed August 18,
                                                Vice President                         2005**

                           10(A)(5)          Amendment to employment                Exhibit 10(A)(5) to Form
                                                contract for Nicholas D.               8-K filed August 9,
                                                Trbovich, Jr., Vice President          2006**

                           10(A)(6)          Amendment to employment                Exhibit 10(A)(6) to Form
                                                contract for Nicholas D.               8-K filed August 9,
                                                Trbovich, Jr., Vice President          2006**

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

                           Exhibit
                           Number                  Presentation                          Reference
                           -------                 ------------                          ---------
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

                           Exhibit
                           Number                  Presentation                          Reference
                           -------                 ------------                          ---------
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

                           10(D)(12)         Sublease Agreement dated               Exhibit 10(D)(12) to
                                                as of December 1, 1994                 1994 10-KSB*
                                                between TSV, Inc. and
                                                the Registrant

                           10(D)(13)         2001 Long-Term Stock                   Appendix A to 2001
                                                Incentive Plan                         Proxy**

                           16.1              Letter from                            Exhibit 16.1 to

                                                PricewaterhouseCoopers                 Form 8-K/A
                                                regarding dismissal                    filed September 21, 2005

                           21                Subsidiaries of the                    Exhibit 21 to 2005
                                                Registrant                             10-KSB*

                           23.1              Consent of Freed Maxick &              Filed herewith
                                                Battaglia, CPAs, P.C.

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

                           Exhibit
                           Number                  Presentation                          Reference
                           -------                 ------------                          ---------
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


                   The Company hereby agrees that it will furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company's definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company's 2006 fiscal year or such information will be included by amendment to this Form 10-KSB.

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

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 27, 2007                          By  /s/ Nicholas D. Trbovich, President
                                            -----------------------------------
                                            Nicholas D. Trbovich
                                            President, Chief Executive Officer
                                            and Chairman of the Board


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Nicholas D. Trbovich          President, Chief Executive      March 27, 2007
------------------------
Nicholas D. Trbovich              Officer, Chairman of the
                                  Board and Director


/s/ Cari L. Jaroslawsky           Chief Financial Officer,        March 27, 2007
-----------------------
Cari L. Jaroslawsky               Treasurer


/s/ Donald W. Hedges              Director                        March 27, 2007
--------------------
Donald W. Hedges


/s/ William H. Duerig             Director                        March 27, 2007
---------------------
William H. Duerig


/s/ Nicholas D. Trbovich Jr.      Director                        March 27, 2007
---------------------------
Nicholas D. Trbovich Jr.

                       SERVOTRONICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Registered Public Accounting Firm                      F2

Consolidated balance sheet at December 31, 2006                              F3

Consolidated statement of operations for the years ended
   December 31, 2006 and 2005                                                F4

Consolidated statement of cash flows for the years ended
   December 31, 2006 and 2005                                                F5

Notes to consolidated financial statements                               F6-F23


Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                                      -F1-

             Report of Independent Registered Public Accounting Firm





To the Board of Directors
Servotronics, Inc. and Subsidiaries


We have  audited  the  consolidated  balance  sheet of  Servotronics,  Inc.  and
Subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT. Also, as discussed in Notes 1 and 5 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED
BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS -- AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R).

/s/ Freed Maxick & Battaglia, CPAs, P.C.
Buffalo, New York
March 27, 2007


                                      -F2-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                ($000's omitted except share and per share data)


ASSETS                                                                              December 31, 2006
                                                                                    -----------------

Current assets:
  Cash and cash equivalents                                                            $      4,104
  Accounts receivable                                                                         4,226
  Inventories                                                                                 6,861
  Deferred income taxes                                                                         545
  Other assets                                                                                  563
                                                                                       ------------

     Total current assets                                                                    16,299

Property, plant and equipment, net                                                            5,940

Other non-current assets                                                                        399
                                                                                       ------------

                                                                                       $     22,638
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   ============
Current liabilities:
  Current portion of long-term debt                                                    $        384
  Accounts payable                                                                            1,205
  Accrued employee compensation and benefit costs                                             1,089
  Other accrued liabilities                                                                     320
  Accrued income taxes                                                                           47
                                                                                       ------------
     Total current liabilities                                                                3,045
Long-term debt                                                                                4,630
Deferred income taxes                                                                           515
Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares;
    outstanding 1,991,600 shares                                                                523
  Capital in excess of par value                                                             13,033
  Retained earnings                                                                           4,703
  Accumulated other comprehensive loss                                                         (278)
                                                                                       ------------

                                                                                             17,981

  Employee stock ownership trust commitment                                                  (1,933)
  Treasury stock, at cost 251,538 shares                                                     (1,600)
                                                                                       ------------

     Total shareholders' equity                                                              14,448
                                                                                       ------------

                                                                                       $     22,638
                                                                                       ============

                 See notes to consolidated financial statements
                                      -F3-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)


                                                                                Year Ended
                                                                               December 31,
                                                                          2006               2005
                                                                          ----               ----

Revenue                                                               $   24,548         $   22,895

Costs, expenses:
   Cost of goods sold, exclusive of depreciation                          18,762             17,047
   Selling, general and administrative                                     3,616              3,805
   Interest                                                                  266                235
   Depreciation and amortization                                             617                679
   Other income, net                                                        (441)            (1,026)
                                                                      ----------         ----------

                                                                          22,820             20,740
                                                                      ----------         ----------

Income before income tax provision                                         1,728              2,155

Income tax provision                                                         632                792
                                                                      ----------         ----------

Net income                                                            $    1,096         $    1,363
                                                                      ==========         ==========


Income per share:
BASIC
Net income per share                                                   $    0.55         $     0.66
                                                                       =========         ==========
DILUTED
Net income per share                                                   $    0.51         $     0.64
                                                                       =========         ==========


                 See notes to consolidated financial statements
                                   -F4-

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)

                                                                                 Year Ended
                                                                                December 31,
                                                                            2006            2005
                                                                            ----            ----
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Net income                                                             $   1,096      $   1,363
   Adjustments to reconcile net income to net
      cash provided by operating activities -
        Depreciation and amortization                                           617            679
        Receipt of treasury shares                                             (160)            -
        Deferred income taxes                                                  (124)           (39)
Change in assets and liabilities -
        Accounts receivable                                                    (451)          (441)
        Inventories                                                            (303)           283
        Other assets                                                            367            614
        Other non-current assets                                                249           (111)
        Accounts payable                                                        315             95
        Accrued employee compensation and benefit costs                         (27)           311
        Other accrued liabilities                                                41            127
        Non-current pension liabilities                                        (386)            90
        Accrued income tax                                                     (282)           262
        Employee stock ownership trust payment                                  101            101
                                                                          ---------      ---------
Net cash provided by operating activities                                     1,053          3,334
                                                                          ---------      ---------
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
  Capital expenditures - property, plant and equipment                         (282)          (421)
                                                                          ----------     ---------
Net cash used in investing activities                                          (282)          (421)
                                                                          ----------     ---------
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   Principal payments on long-term debt                                        (384)          (382)
   Purchase of treasury shares                                                 (920)            -
                                                                          ----------     ---------
Net cash used in financing activities                                        (1,304)          (382)
                                                                          ----------     ---------
Net (decrease) increase in cash and cash equivalents                           (533)         2,531
Cash and cash equivalents at beginning of year                                4,637          2,106
                                                                          ---------      ---------
Cash and cash equivalents at end of year                                  $   4,104      $   4,637
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURES:
=========================
   Income taxes paid                                                      $     553        $   419
                                                                          =========        =======
   Interest paid                                                          $     262        $   222
                                                                          =========        =======


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

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is carried at cost; expenditures for new facilities and equipment and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are expensed as incurred. Upon


                                      -F6-
       disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.
       Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for tax purposes. Depreciation expense includes the amortization of capital lease assets. The estimated useful lives of depreciable properties are generally as follows:

                  Buildings and improvements                        5-39 years
                  Machinery and equipment                           5-15 years
                  Tooling                                           3-5 years

       INCOME TAXES

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

       EMPLOYEE STOCK OWNERSHIP PLAN

       Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

       IMPAIRMENT OF LONG-LIVED ASSETS
       The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2006 and 2005.


                                      -F7-

       USE OF ESTIMATES

       The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred as defined in SFAS No. 2, Accounting for Research and Development Costs.

       RECLASSIFICATIONS

       Certain balances as of December 2005 were reclassified to conform with classifications adopted in the current year.

       NEW ACCOUNTING PRONOUNCEMENTS

       In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 "Fair Value Measurement". This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt this statement by January 1, 2008 and the implementation of this Statement is not expected to have a significant effect on the Company's financial statements.

            In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an interpretation of FAS109 "Accounting for Income Taxes" (FIN 48), to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and


                                      -F8-
       transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company's financial position and results of operations.

            During the year ended December 31, 2005, the FASB issued a revision to SFAS 123 entitled SFAS 123 R - "Share-Based Payment", requiring companies to include the fair value of stock options granted as an expense in the statement of operations. This revision became effective and was adopted by the Company on January 1, 2006. The adoption of this standard did not have a significant impact on the Company's financial statements. See note 7, Common shareholders' equity.

            During the year ended December 31, 2004, the FASB issued SFAS 151, "Inventory Costs". This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. The Company adopted SFAS 151 on January 1, 2006 and the adoption of this new standard did not have a significant impact on the Company's financial statements.

            Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The implementation of this Statement did not have a significant impact on the Company's financial statements. See note 7, Common shareholders' equity.


                                      -F9-

            In May 2005, the FASB issued SFAS 154. SFAS 154 replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 for accounting changes and corrections of errors that occur in 2007. The Company's financial condition and results of operations will only be impacted by SFAS 154 if there are any accounting changes or corrections of errors in the future.

            During the year, the Company adopted the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The adoption of this standard did not have an impact on the Company's financial statements.

            Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

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

            Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in


                                     -F10-
       financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

2.     INVENTORIES                                          December 31, 2006
                                                            -----------------
                                                             ($000's omitted)

         Raw materials and common parts                          $    2,417
         Work-in-process                                              3,655
         Finished goods                                                 945
                                                                 ----------

                                                                      7,017
         Less: common parts expected to be used
             after one year (classified as long-term)                  (156)
                                                                 ----------

                                                                 $    6,861
                                                                 ==========

3.     PROPERTY, PLANT AND EQUIPMENT                        December 31, 2006
                                                            -----------------
                                                             ($000's omitted)

         Land                                                    $       25
         Buildings                                                    6,553
         Machinery, equipment and tooling                            10,963
                                                                 ----------

                                                                     17,541
         Less accumulated depreciation and amortization             (11,601)
                                                                 ----------

                                                                 $    5,940
                                                                 ==========

       Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2006, accumulated amortization on the building amounted to approximately $1,700,000. The associated current and long-term liabilities are discussed in footnote 4 to the consolidated financial statements. Depreciation expense for the year ended December 31, 2006 amounted to $617,000 and $679,000 for the same period in 2005. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.


                                     -F11-

 4.    LONG-TERM DEBT                                                              December 31, 2006
                                                                                  -----------------

                                                                                    ($000's omitted)

       Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
           at a floating rate (4.11% at December 31, 2006) (A)                          $    3,810

       Term loan payable to a financial institution; interest at LIBOR plus 2%, not to exceed 6.00% (6.00% at December 31, 2006); quarterly principal payments of $17,500; payable in full in the fourth quarter
           of 2009; partially secured by equipment                                             360

       Term loan payable to a financial institution; interest at LIBOR plus 2%
           (7.24% at December 31, 2006); quarterly principal payments of $26,786
           through the fourth quarter of 2011                                                  535

         Secured term loan payable to a government agency;
              monthly payments of approximately $1,455 with
              interest waived payable through second quarter of 2012                           126

         Secured term loan payable to a government agency;
              monthly payments of $1,950 including interest
              fixed at 3% payable through fourth quarter of 2015                               183
                                                                                        ----------

                                                                                             5,014

       Less current portion                                                                   (384)
                                                                                        ----------

                                                                                        $    4,630
                                                                                        ==========


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

       Principal maturities of long-term debt are as follows: 2007 - $384,000, 2008 - $387,000, 2009 - $539,000, 2010 - $321,000, 2011 - $323,000 and
       thereafter - $3,059,000.


                                     -F12-

       The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2006.

       Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2006, the Company was in compliance with all of its debt covenants.

5.     EMPLOYEE BENEFIT PLANS

       EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

       Under the Company's ESOP adopted in 1985, participating employees are awarded shares of the Company's common stock based upon eligible compensation and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company's common stock. The Company's loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company's original loan. Each year the Company makes contributions to the trust which the plan's trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 415,700 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2006 and 2005, approximately 371,000 and 397,000 shares, respectively, purchased by the ESOP remain unallocated.

               Related compensation expense associated with the Company's ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2006 and 2005. Included as a reduction to shareholders' equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

                                     -F13-

DEFINED BENEFIT PLAN

       The Company has noncontributory frozen defined benefit pension plans. Plan benefits are based on stated amounts for each year of service and funding is in accordance with statutory requirements. The Company uses a measurement date of December 1 for its pension plans. The plan assets consist of cash and cash equivalents.
       NARRATIVE DESCRIPTION OF DEVELOPMENT OF LONG-TERM RATE OF RETURN
       The Company uses historical performance of its plan assets in the market blended with consideration for inflation and a risk-free rate of return. NARRATIVE DESCRIPTION OF INVESTMENT POLICY STRATEGIES
       The Company seeks to maximize income, growth of income, and preservation of capital. The assets must be invested with care and diligence with the overriding prudent man rule as a guide to investment management. The Company will, as a general guideline, make occasional disbursements and care is taken to ensure available funds. The following tables summarize the benefit obligations, funded status, expenses and other related disclosures related to the Plans:

                                                                                   December 1,
              MEASUREMENT DATE                                                2006             2005
                                                                              ----             ----
              CHANGE IN BENEFIT OBLIGATION
                  Benefit obligation at prior measurement date             $526,265         $437,926
                  Interest cost                                              28,918           24,479
                  Actuarial (gain)/loss                                       8,265           96,907
                  Benefits paid (exclusive of settlements)                  (17,375)         (15,908)
                  Settlements                                               (34,025)         (17,139)
                                                                           --------         --------
                  Benefit obligation at current measurement date           $512,048         $526,265
                                                                           ========         ========
              CHANGE IN FAIR VALUE OF PLAN ASSETS
                  Plan assets at prior measurement date                    $388,623         $364,636
                  Actual return (net of investment expenses)                 11,600            4,119
                  Employer contributions                                    223,395           50,471
                  Benefits paid (exclusive of settlements)                  (17,375)         (15,908)
                  Settlements                                               (37,841)         (14,695)
                                                                           --------         --------
                  Plan assets at current measurement date                  $568,402         $388,623
                                                                           ========         ========
              FUNDED STATUS
                  Funded status                                             $56,354        ($137,642)
                  Unrecognized prior service cost                            44,313           45,874
                  Unrecognized net loss                                     272,421          295,269
                  Unrecognized net transition obligation                     29,638           44,458
                  Intangible asset                                             -             (90,332)
                  Accumulated other comprehensive loss                         -            (295,269)
                                                                           --------         --------
                  Prepaid/(accrued) pension cost                           $402,726        ($137,642)
                                                                           ========         ========


                                     -F14-


              NET PERIODIC PENSION COST
                  Interest cost                                             $28,918          $24,479
                  Expected return on assets                                 (16,475)         (30,212)
                  Amortization of transition obligation                      14,820           14,820
                  Recognized loss                                            19,190           12,414
                  Amortization of prior service cost                          1,561            1,561
                  Recognized settlement loss                                 20,614           10,704
                  Decrease in additional minimum liability                 (385,601)          33,272
                                                                            -------           ------
                  Net periodic pension (income) cost                      ($316,973)         $67,038
                                                                           ========          =======
              WEIGHTED AVERAGE ASSUMPTIONS
                  Discount rate prior measurement date                         5.75%            5.75%
                  Discount rate current measurement date                       5.75%            5.75%
                  Rate of compensation increase                                n/a              n/a
                  Long-term rate of return                                     4.00%            8.00%

        ADDITIONAL FINANCIAL STATEMENT DISCLOSURES FOR SFAS NO. 132 (R)
              PLAN ASSETS
                  Cash and cash equivalents                                  100.00%          100.00%
                                                                             ======           ======
              REQUIRED EMPLOYER CONTRIBUTIONS
                  Remaining Contributions for the 2005 Plan Year               -             $32,157
                  Installments for the subsequent Plan Year                    -              61,014
                                                                           --------           ------
                  Total                                                        -             $93,171
                                                                           ========          =======
              ACCUMULATED BENEFIT OBLIGATION
                  Projected benefit obligation (PBO)                       $512,048         $526,265
                  Accumulated benefit obligation (ABO)                     $512,048         $526,265
                  Plan assets                                              $568,402         $388,623
                  Plan assets (over) under ABO                             ($56,354)        $137,642

       Amounts recognized in the December 31, 2006 balance sheet include a net prepaid pension asset of $56,354 and $346,372 of accumulated other comprehensive loss, before tax. The impact on the balance sheet and the statement of operations was to recognize pension income of $316,213 for the reversal of the additional minimum pension liability and the reduction of the intangible assets.

       During the forth quarter of 2006, the Company gave notice of its intent to terminate its qualified defined benefit plans with a proposed termination date of October 31, 2006. The termination is expected to be settled during 2007 and, at such time, the Company will appropriately recognize expenses related to plan termination. No additional Company contributions are anticipated in 2007. Benefits expected to be paid in the form of annuity and lump sum payments are approximately $560,000 in 2007, which will be disbursed from the plans' funded assets.


                                     -F15-

       OTHER POSTRETIREMENT BENEFIT PLANS

       The Company provides certain post retirement health and life insurance benefits for two executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance in force at the time of retirement. The retiree's health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at the date of adoption of the plan was $148,575 and is being amortized into expense at a rate of approximately $20,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2006 is approximately $92,000, net of deferred taxes, associated with the unrecognized service cost of the plan. The amount also approximated the impact of adopting SFAS 158.

6.     INCOME TAX PROVISION

       The provision (benefit) for income taxes included in the consolidated statement of operations consists of the following:

                                                              2006       2005
                                                              ----       ----
                                                             ($000's omitted)
         Current:
           Federal income tax provision                     $  470     $  764
           State income tax provision                          135         67
                                                            ------     ------

                                                               605        831
         Deferred:                                          ------     ------
           Federal income tax provision (benefit)              194        (61)
           State income tax provision (benefit)               (167)        22
                                                            ------     ------

                                                                27        (39)
                                                            ------     ------
                                                            $  632     $  792
                                                            ======     ======

       The reconciliation of the difference between the Company's effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

                                                              2006       2005
                                                              ----       ----

         Federal statutory rate                                34%        34%
         State income taxes (less federal effect)               3%         3%
                                                             -----      -----
         Effective tax rate                                    37%        37%
                                                             =====      =====


                                     -F16-

       At December 31, 2006, the deferred tax assets (liabilities) were comprised of the following:

                                                                ($000's omitted)

       Inventories                                                 $   174
       Accrued employee compensation and benefit costs                 172
       Operating loss and credit carryforwards                         165
       Minimum pension liability                                        53
       Other                                                             2
                                                                   -------
       Total deferred tax assets                                       566

       Property, plant and equipment                                  (536)
                                                                   -------
       Total deferred tax liabilities                                 (536)
                                                                   -------
       Net deferred tax asset                                      $    30
                                                                   =======

       At December 31, 2006, the Company has New York State net operating loss carryforwards of approximately $1,492,000 (approximately a $75,000 net tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,540,000 (approximately a $77,000 net tax benefit) that began to expire in 2006.


                                     -F17-

7.     COMMON SHAREHOLDERS' EQUITY

                                  Common Stock
                                  ------------
                             Number            Capital in                                      Other         Total
                            of shares          excess of  Retained              Treasury   Comprehensive Shareholders'
                             issued   Amount   par value  earnings     ESOP       stock        Loss         Equity
                             ------------------------------------------------------------------------------------
                                                     ($000's omitted except share amounts)
Balance December
    31, 2004               2,614,506   $523    $13,033    $2,246   ($ 2,135)  ($   520)     ($  125)      $ 13,022
                           =========   ====    =======    ======    ========   ========     ========
Comprehensive income:
   Net income                  -        -        -         1,363       -         -            -           $  1,363
   Other comprehensive
    loss, net of tax
      Retirement benefits
        adjustment             -        -        -          -          -         -              (61)           (61)
                                                                                                          --------
Total comprehensive income     -        -        -          -          -         -             -             1,302
Compensation expense           -        -        -          -           101      -             -               101
                            --------   ----    -------    ------     ------     ------      -------       --------
Balance December
    31, 2005               2,614,506   $523    $13,033    $3,609   ($ 2,034)  ($   520)     ($  186)      $ 14,425
                           =========   ====    =======    ======    ========   ========      =======      ========
Comprehensive income:
   Net income                  -        -        -        $1,096       -         -            -           $  1,096
   Other comprehensive
    loss, net of tax
      Retirement benefits
        adjustment             -        -        -          -          -         -              (92)           (92)
                                                                                                          --------
Total comprehensive income     -        -        -          -          -         -             -             1,004
Compensation expense           -        -        -          -           101      -             -               101
   Purchase/receipt of
    treasury shares            -        -        -          -          -        (1,080)        -            (1,080)
   Other                       -        -        -            (2)      -          -            -                (2)
                            ---------  ----    -------    -------  --------   --------       ------       --------
Balance December
    31, 2006               2,614,506   $523    $13,033    $4,703   ($ 1,933)  ($ 1,600)     ($  278)      $ 14,448
                           =========   ====    =======    ======    ========   ========      =======      ========

       In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of February 28, 2007, the Company has purchased or committed to purchase 114,357 shares for a total of $951,896 under this program.

       OTHER COMPREHENSIVE LOSS

       The only component of other comprehensive loss included in equity is $278,000 of unrecognized prior service cost, actuarial losses and net transition obligations for the Company's defined benefit plans and other post retirement benefits. These amounts are shown net of income tax of $163,000 and are consistent with the adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.


                                     -F18-

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

                                                              Year Ended
                                                             December 31,
                                                           2006         2005
                                                           ----         ----
                                                            ($000's omitted
                                                         except per share data)

       Net income                                        $ 1,096      $ 1,363
                                                         =======      =======

       Weighted average common shares
          outstanding (basic)                              2,004        2,075
       Incremental shares from assumed
          conversions of stock options                       136           64
                                                         -------      -------
       Weighted average common
          shares outstanding (diluted)                     2,140        2,139

       BASIC
       Net income per share                              $  0.55      $  0.66
                                                         =======      =======

       DILUTED
       Net income per share                              $  0.51      $  0.64
                                                         =======      =======

       STOCK OPTIONS

       Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted options to certain Directors, Officers and employees. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25") and its related implementation guidance. Prior to the adoption of SFAS 123R, the Company applied APB Opinion No. 25 and related interpretations in accounting for these Plans


                                     -F19-
       and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2006 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. For the year ended December 31, 2006, there was no impact of adopting FAS 123R. At December 31, 2006, 101,000 shares of common stock were available under these plans. Options granted under these plans have durations of ten years and vesting periods ranging from immediate vesting to four (4) years.

       A summary of the status of options granted under all employee plans is presented below:

                                                                                          Weighted
                                                                           Weighted        Average      Aggregate
                                                                            Average       Remaining     Intrinsic
                                                             Options       Exercise      Contractual      Value
                                                           Outstanding     Price ($)        Life           ($)
                                                           ---------------------------------------------------

           Outstanding as of December 31, 2004                464,200        4.01            6.61
                                                                                             ====
           Granted in 2005                                     80,000        4.70
           Exercised in 2005                                     -             -
           Forfeited in 2005                                   30,300        4.34

           Outstanding as of December 31, 2005                513,900        4.41            6.29
                                                                                             ====
           Granted in 2006                                       -             -
           Exercised in 2006                                     -             -
           Forfeited in 2006                                     -             -
                                                              -------        ----

           Outstanding as of December 31, 2006                513,900        4.41            5.29        2,039,134
                                                              =======        ====            ====        =========

           Exercisable as of December 31, 2006                511,900        4.41            5.28        2,026,524
                                                              =======        ====            ====        =========

       The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $8.35 at December 31, 2006.

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the compensation cost for these plans had been determined based on the Black-Scholes calculated values at the grant dates for awards consistent with the method prescribed by SFAS No. 123, the pro forma effects on the year ended December 31, 2005 is as follows:


                                     -F20-

                                                            2005
                                                            ----
              Net income:
              As reported                                $1,363,000
              Pro forma                                  $1,171,778

              Earnings per common share:
              As reported - basic                          $0.66
              As reported - diluted                        $0.64
              Pro forma - basic                            $0.56
              Pro forma - diluted                          $0.55

       There were no options granted in 2006. There were 80,000 options granted in 2005. The Black-Scholes calculated estimated value of the options granted in 2005 was $3.095. The assumptions used to calculate this value include a risk-free interest rate of 4.39%, an expected term of 10 years, a dividend yield of zero and an annual standard deviation (volatility) factor of 49.6%. To determine the expected volatility, the Company used the historical volatility based on monthly closing prices of the stock over a period that correlates with the expected term of the options granted. The risk free rate is based on the 10 year United States Treasury yield. The Black-Scholes option pricing model was developed for use in estimating values of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options are restricted and have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the calculated estimated values, in the Company's opinion the existing models do not necessarily provide a reliable measure of the value of the Company's stock options. The estimated value calculated by the Black-Scholes methodology is hypothetical and does not represent an actual tangible Company expense or an actual tangible monetary transfer to the optionee. Further, for the reasons stated above (among others) and especially because of the volatility factor used in the Black-Scholes calculations for the Company's 2005 options, the derived estimated value may be, in the Company's opinion, substantially higher than the value which may be realized in an arms-length transaction under the above stated and existing conditions.

       SHAREHOLDERS' RIGHTS PLAN

       During 2002, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan") and simultaneously declared a dividend distribution of one Right for each outstanding share of the Company's


                                     -F21-
       common stock outstanding at August 28, 2002. The Rights Plan replaced a previous shareholder right plan that was adopted in 1992 and expired on August 28, 2002. The Rights do not become exercisable until the earlier of (i) the date of the Company's public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company's common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.
       The exercise price of a Right has been established at $32.00. Once exercisable, each Right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. In the event that any person becomes an Acquiring Person, each Right would entitle any holder other than the Acquiring Person to purchase common stock or other securities of the Company having a value equal to three times the exercise price. The Board of Directors has the discretion in such event to exchange two shares of common stock or two one-hundredths of a share of preferred stock for each Right held by any holder other than the Acquiring Person.

8.     COMMITMENTS

       The  Company  leases  certain  equipment   pursuant  to  operating  lease
       arrangements. Total rental expense in 2006 and 2005 and future minimum payments under such leases are not significant.

 9.    LITIGATION

       There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

 10.   BUSINESS SEGMENTS

       The Company operates in two business segments,  Advanced Technology Group
       (ATG) and Consumer Products Group (CPG). The Company's reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

                                     -F22-

       Information regarding the Company's operations in these segments is summarized as follows

       ($000's omitted):
                                                 Advanced Technology      Consumer Products
                                                        Group                   Group               Consolidated
                                                        -----                   -----               ------------
                                                     Year ended              Year ended              Year ended
                                                    December 31,            December 31,            December 31,
                                                   2006       2005         2006       2005           2006       2005
                                                   ----       ----         ----       ----           ----       ----
       Revenues from unaffiliated customers      $15,766    $13,603      $  8,782   $  9,292      $ 24,548   $ 22,895
                                                 =======    =======      ========   ========      ========   ========

       Profit (loss)                             $ 3,428    $ 2,743      $   (592)  $     48      $  2,836   $  2,791
                                                 =======    =======      ========   ========

       Depreciation and amortization             $  (445)   $  (508)     $   (172)  $   (171)         (617)      (679)
                                                 =======    =======      ========   ========

       Interest expense                          $  (239)   $  (206)     $    (27)  $    (29)         (266)      (235)
                                                 =======    =======      ========   ========

       Other income, net                         $   335    $   970      $    106   $     56           441      1,026
                                                 =======    =======      ========   ========

       General corporate expense                                                                      (666)      (748)
                                                                                                  ---------  ---------

       Income before income tax provision                                                         $  1,728   $  2,155
                                                                                                  ========   ========

       Identifiable assets                       $15,396    $16,046      $  7,242   $  7,163      $ 22,638   $ 23,209

                                                 =======    =======      ========   ========      ========   ========

       Capital expenditures                      $   111    $   192      $    171   $    229      $    282   $    421
                                                 =======    =======      ========   ========      ========   ========

       The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $4,700,000 in 2006 and $5,600,000 in 2005. Similar
       contracts by the Consumer Products Group accounted for revenues of approximately $3,300,000 in 2006 and $3,800,000 in 2005. Sales of
       advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 14% in 2006 and 13% in 2005. The Company also had sales to another customer that amounted to approximately 23% of total revenues in 2006 and 18% in 2005. No other single customer represented more than 10% of the Company's revenues in any of these years.

 11.   OTHER INCOME

       Other income in 2006 includes approximately $220,000 of net recovery before tax, from a previously reported defalcation; the amount of net recovery in 2005 was $795,000 before tax. Components of other income also include; interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company's products.

                                     -F23-