Form 10KSB/A
period 2006-12-31
SERVOTRONICS INC /DE/
filed 2007-04-30
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006       Commission File Number 1-07109

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

        Securities registered pursuant to Section 12(g) of the Act: None.
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

As of March 31, 2007 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $14,109,278 based on the closing sales price reported by the American Stock Exchange on that day.

As of March 31, 2007 the number of $.20 par value common shares outstanding was 2,329,102.

Transitional Small Business Disclosure Format. Yes      No  X
                                                   ---     ---

                EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 to the Annual Report on Form 10-KSB of Servotronics, Inc. (the "Company") for the fiscal year ended December 31, 2006 is being filed to provide information required by Items 9, 10, 11, 12, and 14 of Part III of the Annual Report on Form 10-KSB, rather than incorporate by reference portions of the proxy statement into Part III.

     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A.

     For purposes of this Form 10-KSB/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-KSB/A for the year ended December 31, 2006, as filed on March 30, 2007, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in our original Form 10-KSB, except as may be required to reflect such amendments.

                                    PART III

Item 9.       DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS AND
              CORPORATE  GOVERNANCE;   COMPLIANCE  WITH  SECTION  16(A)  OF  THE
              EXCHANGE ACT.

              (a) DIRECTORS. The table below sets forth certain information regarding the directors of the Company, each of whom was elected at the Company's 2006 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

                                                                        Position with the Company
                                                                        and Principal Occupation
                                                                         and Business Experience
                Name                          Age                          for Past Five Years
                ----                          ---                       -------------------------
     Dr. William H. Duerig                    85              Director  of the Company  since  1990;  Physicist
                                                              and Senior Program Manager for Kearfott  Guidance
                                                              &  Navigation  Corporation  for  more  than  five
                                                              years prior to retirement in 1993.

     Donald W. Hedges                         85              Director    of   the    Company    since    1967;
                                                              self-employed attorney since 1988.

     Nicholas D. Trbovich, Jr.                46              Director  of the Company  since  1990;  Executive
                                                              Vice  President of the Company  since 2006;  Vice
                                                              President of the Company since 1990;  Director of
                                                              eAutoclaims, Inc.

     Dr. Nicholas D. Trbovich                 71              Chairman  of the  Board of  Directors,  President
                                                              and Chief Executive  Officer of the Company since
                                                              1959.

              (b) EXECUTIVE OFFICERS. The following is a listing of the Company's current executive officers:

                                                                        Position with the Company
                                                                        and Principal Occupation
                                                                         and Business Experience
                Name                          Age                          for Past Five Years
                ----                          ---                       -------------------------
     Dr. Nicholas D. Trbovich                 71              See table under "Directors."

     Nicholas D. Trbovich, Jr.                46              See table under "Directors."

     Cari L. Jaroslawsky                      37              Treasurer  and  Chief  Financial  Officer  of the
                                                              Company  since  2005;  CPA  Consultant/Controller
                                                              for the  Company  for more than five years  prior
                                                              to 2005.

     Michael D. Trbovich                      44              Corporate  Secretary  of the Company  since 2005;
                                                              Corporate  Administration  and  Liaison  for  the
                                                              Company for more than five years prior to 2005.


                  Nicholas D. Trbovich, Jr. and Michael D. Trbovich are the sons of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

              (c) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its executive officers, directors and greater than 10% beneficial owners were timely made.

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

              (e) AUDIT COMMITTEE. The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board has (i) determined that Dr. Duerig and Mr. Hedges are independent pursuant to Section 121A of the listing standards of the American Stock Exchange and (ii) designated Dr. Duerig as the Company's "Audit Committee financial expert."

Item 10.      EXECUTIVE COMPENSATION.

              SUMMARY COMPENSATION TABLE. The following table contains information with respect to the annual compensation for the year ended December 31, 2006 for the Company's Chief Executive Officer and the two most highly compensated Executive Officers who were serving as Executive Officers at December 31, 2006 (the "Named Executive officers").


                                                                                      All Other
                 Name and                                                              Compen-
            Principal Position                  Year        Salary         Bonus       sation (1)      Total
            ------------------               ---------     ---------     ---------     ---------      ---------
 Dr. Nicholas D. Trbovich.................      2006        $407,333       $40,000      $39,765       $487,098
   Chairman, President and CEO

 Nicholas D. Trbovich, Jr.................      2006        $186,547       $25,000      $36,250       $247,797
   Director, Executive Vice President

 Raymond C. Zielinski.....................      2006        $151,800       $ 8,000      $20,510       $180,310
   Vice President


      (1) All Other Compensation for 2006 includes (i) an allocation of 1,180 shares, 1,180 shares, and 1,003 shares for Dr. Trbovich, Mr. Trbovich, Jr. and Mr. Zielinski, respectively, of common stock of the Company under the Servotronics, Inc. Employee Stock Ownership Plan valued as of November 30, 2006 (the date of the allocation) at the closing price on the American Stock Exchange of $8.10 per share; (ii) $7,787, $387 and $1,481 to Dr. Trbovich, Mr. Trbovich, Jr. and Mr. Zielinski, respectively, for life insurance; (iii) $15,488, $23,818 and $10,903 paid for Dr. Trbovich, Mr. Trbovich, Jr. and Mr. Zielinski, respectively, for health insurance and medical related expenses, and $6,934 and $2,489 for personal use of company cars to Dr. Trbovich and Mr. Trbovich, Jr., respectively.

              EMPLOYMENT AGREEMENTS. Dr. Trbovich and Mr. Trbovich, Jr. have employment agreements with the Company pursuant to which they are entitled to receive minimum salary compensation of $412,300 and $188,820 per annum respectively, or such greater amount as the Company's Board of Directors may determine, and individual and spousal lifetime health and life insurance benefits. In the event of Dr. Trbovich's or Mr. Trbovich, Jr.'s death or total disability during the term of the employment agreement, they or their estate is entitled to receive 50% of the compensation they are receiving from the Company at the time of their death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich or Mr. Trbovich, Jr., they are entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich or Mr. Trbovich, Jr. and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination.

The term of the agreement extends to and includes July 1, 2010 for Dr. Trbovich and extends to and includes July 1, 2011 for Mr. Trbovich, Jr., provided, however the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, Dr. Trbovich and/or Mr. Trbovich, Jr. will be entitled to a severance payment equal to nine months' salary and benefits.

              OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR END. The following table shows information with respect to the value of unexercised options held by the Named Executive Officers as of December 31, 2006. All of the options granted to the Named Executive Officers are currently exercisable.

   ---------------------------------- --------------------------------------------------------
                                                           Option Awards
                                      --------------------------------------------------------
            Name of Officer            Number of securities        Option         Option
                                      underlying unexercised      Exercise      Expiration
                                           options (#)             Price           Date
   ---------------------------------- ----------------------- ---------------- --------------
   Dr. Nicholas D. Trbovich                     37,800              $8.50       03/24/2008
                                                37,800              $3.8125     07/07/2010
                                                45,000              $4.38       09/06/2011
                                                50,000              $2.045      04/11/2013
                                                25,000              $4.70       12/30/2015
   ---------------------------------- ----------------------- ----------------  --------------
   Nicholas D. Trbovich Jr.                     18,400              $8.50       03/24/2008
                                                18,400              $3.8125     07/07/2010
                                                24,000              $4.38       09/06/2011
                                                27,000              $2.045      04/11/2013
                                                15,000              $4.70       12/30/2015
   ---------------------------------- ----------------------- ----------------  --------------
   Raymond C. Zielinski                          5,800              $8.50       03/24/2008
                                                 7,500              $3.8125     07/07/2010
                                                 8,000              $4.38       09/06/2011
                                                 9,000              $2.045      04/11/2013
                                                 7,500              $4.70       12/30/2015
   ---------------------------------- ----------------------- ----------------  --------------

               DIRECTORS' COMPENSATION. Under the Company's compensation arrangements, non-employee directors are paid a yearly director's fee of $10,000 plus a per meeting fee of $700 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the Director's and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $2,500 plus a per-meeting fee of $500 and reimbursement of actual expenses for attendance at Audit Committee meetings.

               The following table contains information with respect to the compensation paid to the non-employee directors for the year ended December 31, 2006.


                                  Fees Earned or          Option
            Name                 Paid in Cash (1)       Awards (2)
            ----                 ----------------       ----------

William H. Duerig                   $25,500                 --

Donald W. Hedges                    $25,500                 --

     (1) Includes cash compensation earned by the Directors during the fiscal year 2006.
     (2) No options were awarded in 2006. As of December 31, 2006, Dr. Duerig and Mr. Hedges stock option holdings in the Company consisted of:
          12,600 options with an exercise price of $8.50 expiring on March 24, 2008; 15,000 options with an exercise price of $3.8125 expiring on July 7, 2010; 16,000 options with an exercise price of $4.38 expiring on September 6, 2011; 18,000 options with an exercise price of $2.045 expiring on April 11, 2013; and 7,500 options with an exercise price of $4.70 expiring on December 30, 2015. All stock options are currently exercisable.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


              (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table lists the persons that owned beneficially, as of March 31, 2007, more than 5% of the outstanding shares of common stock of the Company, based on the Company's records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person.

            Name and Address of          Amount and Nature of         Percent of
             Beneficial Owner            Beneficial Ownership          Class (1)
            -------------------          --------------------         ----------

     Servotronics, Inc. Employee
       Stock Ownership Trust (2)                 783,630 (2)             33.6%
     1110 Maple Street
     P.O. Box 300
     Elma, New York  14059

     Dr. Nicholas D. Trbovich (3)                583,278 (3)             23.1%
     1110 Maple Street
     P.O. Box 300
     Elma, New York  14059

     Nicholas D. Trbovich, Jr. (4)               142,866 (4)              5.9%
     1110 Maple Street
     P.O. Box 300
     Elma, New York  14059

     Harvey Houtkin (5)                           352,088(5)             15.1%
     160 Summit Avenue
     Montvale, New Jersey  07645


     (1) Percent of class is based upon 2,329,102 shares of common stock outstanding as of March 31, 2007 plus, in the case of Dr. Trbovich and Nicholas D. Trbovich, Jr., the shares underlying their stock options, all of which are presently exercisable.

     (2) The trustees of the Servotronics, Inc. Employee Stock Ownership Trust (the "ESOT") -- Dr. Nicholas D. Trbovich and Nicholas D. Trbovich, Jr. -- direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant's shares. As of March 31, 2007, approximately 412,262 shares have been allocated to the accounts of participants and approximately 371,368 shares remain unallocated.

     (3) This amount includes (i) 32,309 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) 195,600 shares which Dr. Trbovich has the right to acquire under stock options which are currently exercisable and (iii) approximately 44,983 shares allocated to Dr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan. This amount does not include the shares beneficially owned by certain of Dr. Trbovich's other relatives. Except as set forth above, does not include shares held by the ESOT as to which Dr. Trbovich serves as one of the two trustees. See note (2) above.

     (4) This amount includes (i) 102,800 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable and (ii) approximately 24,252 shares allocated to Mr. Trbovich, Jr.'s account under the Servotronics, Inc. Employee Stock Ownership Plan. Except as set forth above, does not include shares held by the ESOT as to which Mr. Trbovich, Jr. serves as one of two trustees. See note (2) above.

     (5) Based on a statement on Schedule 13D, as last amended on February 12, 2004, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin's statement, he has sole voting and investment power with respect to 190,000 shares and shared voting and investment power with respect to 162,088 shares. Mr. Houtkin disclaims beneficial ownership in additional shares owned by other members of his family.

              (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth, as of March 31, 2007, information as to the beneficial ownership of shares of common stock of the Company held by each director, executive officer and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person, except as otherwise indicated):

                 Name of                 Amount and Nature of         Percent of
             Beneficial Owner            Beneficial Ownership          Class (1)
             ----------------            --------------------          ---------

          Dr. Nicholas D. Trbovich             583,278 (2)               23.1%

          Nicholas D. Trbovich, Jr.            142,866 (3)                5.9%

          Donald W. Hedges                      73,836 (4)                3.1%

          Dr. William H. Duerig                 72,693 (5)                3.0%

          Raymond C. Zielinski                  65,023 (6)                2.7%

          Cari L. Jaroslawsky                    7,500 (7)                0.3%

          Michael D. Trbovich                   34,120 (8)                1.4%

          All directors and
          officers as a group                1,350,684 (9)               47.6%


     (1) Percent of class is based upon 2,329,102 shares of common stock outstanding as of March 31, 2007 plus the number of shares subject to stock options held by the indicated person or group.

     (2) See note (9) below and note (3) to the table in "Security Ownership of Certain Beneficial Owners."

     (3) See note (9) below and note (4) to the table in "Security Ownership of Certain Beneficial Owners."

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

     (6) This amount includes (i) 37,800 shares which Mr. Zielinski has the right to acquire under stock options which are currently exercisable and (ii) approximately 13,199 shares allocated to Mr. Zielinski's account under the Servotronics, Inc. Employee Stock Ownership Plan.

     (7) This amount represents 7,500 shares which Mrs. Jaroslawsky has the right to acquire under stock options which are currently exercisable.

     (8) This amount includes (i) 24,500 shares which Mr. Trbovich has the right to acquire under stock options which are currently exercisable and (ii) approximately 8,084 shares allocated to Mr. Trbovich's account under the Servotronics, Inc. Employee Stock Ownership Plan.

     (9) See notes (2) through (8) above. Also includes unallocated shares held by the ESOT over which certain officers, as trustees of the ESOT, may be deemed to have voting power, as well as shares allocated to the accounts of all officers as a group under the related plan. See the table in "Security Ownership of Certain Beneficial Owners" and note
          (2) thereto.

              (c) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------
                                                                                         Number of securities
                                    Number of securities                                remaining available for
                                     to be issued upon          Weighted-average         future issuance under
                                  exercise of outstanding      exercise price of          equity compensation
                                     options, warrants        outstanding options,    plans (excluding securities
                                         and rights           warrants and rights      reflected in column (a))
         Plan category                     (a)                      (b)                          (c)
         -------------            -----------------------     --------------------    ---------------------------
Equity compensation
  plans approved by
  security holders............               333,000                   $3.503                     17,000

Equity compensation
  plans not approved
  by security holders.........               180,900                   $6.072                     84,100
                                             -------                                             -------
                                             513,900                   $4.407                    101,100
                                             =======                                             =======
Total.........................

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.


               Nicholas D. Trbovich, Jr., Executive Vice President of the Company, is an inventor or co-inventor of certain issued patents and patent pending applications that are used in the business of a subsidiary of the Company. The patents have been and are currently used by the subject subsidiary on a royalty-free basis with Mr. Trbovich, Jr.'s consent.

              The Board has determined that Dr. Duerig and Mr. Hedges are independent pursuant to Section 121A of the listing standards of the American Stock Exchange. The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board does not have a standing nominating or compensation committee. The Board of Directors approves/ratifies all director nominees after they are determined by the independent directors. Additionally, the independent directors determine the compensation of the Chief Executive Officer and determine/recommend the compensation for all other Executive Officers and such determinations/recommendations are then subsequently submitted to the full Board of Directors for approval/ratification.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

              The following table shows the fees paid or accrued by the Company for the audit and other services provided by Freed Maxick & Battaglia, CPAs, PC and RSM McGladrey for fiscal years 2006 and 2005.

                                                      2006            2005
                                                    --------        --------
                 Audit Fees (1)..............       $ 71,050        $ 63,000
                 Tax Fees (2)................         33,223           1,713
                 All Other Fees (3)..........          1,446          35,704
                                                    --------        --------

                 Total.......................       $105,719        $100,417
                                                    ========        ========


     (1) Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

     (2) Tax fees principally included fees for tax preparation and tax consulting services.

     (3) Primarily for a forensic accounting report by RSM McGladrey.

     The Audit Committee pre-approves audit and non-audit services provided by Freed Maxick & Battaglia, CPAs, PC and RSM McGladrey.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007


                                      SERVOTRONICS, INC.



                                By:   /s/ Cari L. Jaroslawsky, Treasurer and CFO
                                      ------------------------------------------
                                      Cari L. Jaroslawsky, Treasurer and
                                                     Chief Financial Officer

                                    Exhibits

                    Exhibit No.                      Description
                    -----------                      -----------
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