Form 10QSB
period 2007-03-31
SERVOTRONICS INC /DE/
filed 2007-05-15
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended March 31, 2007

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
                                                                      ---    --

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   ; No X
                                    ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                              Outstanding at April  30, 2007
   ----------------------------                 ------------------------------
   Common Stock, $.20 par value                          1,957,734



Transitional Small Business Disclosure Format (Check one):
    Yes     ;  No  X
        ---       ---

                                      INDEX
                                      -----

                PART I. FINANCIAL INFORMATION                                               Page No.
                                                                                            --------
      Item 1.   Financial Statements (Unaudited)
                a) Consolidated balance sheet, March 31, 2007                                  3

                b) Consolidated statement of operations for the three months ended
                      March 31, 2007 and 2006                                                  4

                c) Consolidated statement of cash flows for the three months ended
                      March 31, 2007 and 2006                                                  5

                d) Notes to consolidated financial statements                                  6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                     12

      Item 3.   Controls and Procedures                                                       14

                PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                                             15

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                   15

      Item 3.   Defaults Upon Senior Securities                                               15

      Item 4.   Submission of Matters to a Vote of Security Holders                           15

      Item 5.   Other Information                                                             15

      Item 6.   Exhibits                                                                      16

                Signatures                                                                    17

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     ($000's omitted except per share data)
                                   (Unaudited)

                                                                                March 31, 2007
ASSETS                                                                          --------------
Current assets:
  Cash and cash equivalents                                                       $      3,997
  Accounts receivable                                                                    4,013
  Inventories                                                                            7,262
  Deferred income taxes                                                                    545
  Other assets                                                                             720
                                                                                  ------------

     Total current assets                                                               16,537

Property, plant and equipment, net                                                       5,880

Other non-current assets                                                                   375
                                                                                  ------------

                                                                                  $     22,792
LIABILITIES AND SHAREHOLDERS' EQUITY                                              ============
Current liabilities:
  Current portion of long-term debt                                               $        384
  Accounts payable                                                                       1,483
  Accrued employee compensation and benefit costs                                        1,254
  Accrued income taxes                                                                      16
  Other accrued liabilities                                                                215
                                                                                  ------------

     Total current liabilities                                                           3,352

Long-term debt                                                                           4,577

Deferred income taxes                                                                      515

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares;
    outstanding 1,957,734 shares                                                           523
  Capital in excess of par value                                                        13,033
  Retained earnings                                                                      4,906
  Accumulated other comprehensive loss                                                    (278)
                                                                                  -------------

                                                                                        18,184
  Employee stock ownership trust commitment                                             (1,933)
  Treasury stock, at cost 285,404 shares                                                (1,903)
                                                                                  -------------

Total shareholders' equity                                                              14,348
                                                                                  ------------

                                                                                  $     22,792
                                                                                  ============

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     ($000's omitted except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     2007             2006
                                                                                 ---------         ---------
Revenues                                                                         $   6,530         $   5,435

Costs, expenses:
   Cost of goods sold, exclusive of depreciation                                     5,117             4,125
   Selling, general and administrative                                                 911               886
   Interest                                                                             62                61
   Depreciation and amortization                                                       139               172
   Other income, net                                                                   (34)             (243)
                                                                                 ---------         ---------

                                                                                     6,195             5,001
                                                                                 ---------         ---------

Income before income tax provision                                                     335               434

Income tax provision                                                                   131               161
                                                                                 ---------         ---------

Net income                                                                       $     204         $     273
                                                                                 =========         =========


Income per share:
BASIC
Net income per share                                                             $    0.10         $    0.13
                                                                                 =========         =========
DILUTED
Net income per share                                                             $    0.10         $    0.12
                                                                                 =========         =========

                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      2007            2006
                                                                                  ----------     ----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Net income                                                                     $     204      $     273
   Adjustments to reconcile net income to net
          cash provided by (used in) operating activities -
        Depreciation and amortization                                                   139            172
   Change in assets and liabilities -
        Accounts receivable                                                             213             15
        Inventories                                                                    (401)          (920)
        Other assets                                                                   (157)            35
        Other non-current assets                                                         24             57
        Accounts payable                                                                278            (12)
        Accrued employee compensation and benefit costs                                 165             19
        Other accrued liabilities                                                      (105)           (18)
        Accrued income taxes                                                            (31)          (248)
                                                                                  ----------     ----------

Net cash provided by (used in) operating activities                                     329           (627)
                                                                                  ---------      ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Capital expenditures - property, plant and
       equipment                                                                        (79)           (56)
                                                                                  ----------     ----------

Net cash used in investing activities                                                   (79)           (56)
                                                                                  ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                 (54)           (53)
   Purchase of treasury shares                                                         (303)          (266)
                                                                                  ----------     ----------

Net cash used in financing activities                                                  (357)          (319)
                                                                                  ----------     ----------

Net decrease in cash and cash equivalents                                              (107)        (1,002)

Cash and cash equivalents at beginning of period                                      4,104          4,637
                                                                                  ---------      ---------

Cash and cash equivalents at end of period                                        $   3,997      $   3,635
                                                                                  =========      =========

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

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

         The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The  consolidated   financial   statements   include  the  accounts  of
Servotronics, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2007 and 2006.

         USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred as defined in SFAS No. 2, "Accounting for Research and Development Costs."

         RECLASSIFICATIONS

         Certain balances as of March 31, 2006 were reclassified to conform with classifications adopted in the current year.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued  Interpretation  No. 48  "Accounting  for
Uncertainty in Income Taxes", an interpretation of SFAS109 "Accounting for Income Taxes" (FIN 48), to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 is recorded in retained earnings. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations. See Note 7 to the consolidated financial statements.

         Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

         RISK FACTORS

         The aviation and aerospace industries as well as markets for the Company's consumer products are facing new and evolving challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today's global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries, particularly in South and East Asia, currency policies in relation to the U.S. dollar of some major foreign exporting countries so as to maintain or increase a pricing advantage of their exports vis-a-vis U.S. manufactured goods, the effects of terrorism, including the threat of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company's advanced technology and cutlery products make it difficult to predict the impact on future financial results.

         Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

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


3.       INVENTORIES
                                                                 March 31, 2007
                                                                 --------------
                                                                ($000's omitted)
         Raw materials and common parts                            $   2,642
         Work-in-process                                               3,677
         Finished goods                                                1,073
                                                                   ---------
                                                                       7,392
         Less common parts expected to be used after one year
             (classified as long-term)                                  (130)
                                                                   ---------
                                                                   $   7,262
                                                                   =========

4.       PROPERTY, PLANT AND EQUIPMENT

                                                                 March 31, 2007
                                                                 --------------
                                                                ($000's omitted)
           Land                                                    $      25
           Buildings                                                   6,555
           Machinery, equipment and tooling                           11,021
                                                                   ---------
                                                                      17,601

           Less accumulated depreciation and amortization            (11,721)
                                                                   ---------
                                                                   $   5,880
                                                                   =========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2007, accumulated amortization on the building amounted to approximately $1,800,000. The associated current and long-term liabilities are discussed in Note 5 to the consolidated financial statements. Depreciation expense for the three months ended March 31, 2007 amounted to $139,000 and $172,000 for the same period in 2006. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.


5.       LONG-TERM DEBT
                                                                                     March 31, 2007
                                                                                     --------------
                                                                                    ($000's omitted)
         Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
              at a floating rate (3.85% at March 31, 2007) (A)                         $   3,810

         Term loan payable to a financial institution;
              interest at LIBOR plus 2%, not to exceed 6.00% (6.00% at
              March 31, 2007); quarterly principal payments of
              $17,500; payable in full in the fourth quarter
              of 2009, partially secured by equipment                                        343

         Term loan payable to a financial institution;
              interest at LIBOR plus 2% (7.24% at March 31, 2007);
              quarterly principal payments of $26,786 through the
              fourth quarter of 2011                                                         509

         Secured term loan payable to a government agency;
              monthly payments of approximately $1,455 with
              interest waived payable through second quarter of 2012                         121

         Secured term loan payable to a government agency;
              monthly payments of $1,950 including interest
              fixed at 3% payable through fourth quarter of 2015                             178
                                                                                       ----------
                                                                                           4,961
         Less current portion                                                               (384)
                                                                                       ----------
                                                                                       $   4,577
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

         The Company also has a $1,000,000 line of credit on which there is no balance outstanding at March 31, 2007.

         Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2007, the Company was in compliance with all of its debt covenants.


6.       EMPLOYEE BENEFIT PLANS

         During the fourth quarter of 2006, the Company gave notice of its intent to terminate its qualified defined benefit plans with a proposed termination date of October 31, 2006. The termination is expected to be settled during 2007. Included in the first quarter is approximately $120,000 of accrued expenses related to the plan settlement in 2007. Benefits expected to be paid in the form of annuity and lump sum payments are approximately $560,000 in 2007, which will be disbursed from the plans' funded assets. No additional Company contributions are anticipated in 2007.


7.       INCOME TAXES

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"--an interpretation of SFAS No. 109, "Accounting for Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements.


8.       COMMON SHAREHOLDERS' EQUITY

                                 Common stock                      ($000's omitted)
                                 ------------
                             Number           Capital in                                      Other          Total
                            of shares          excess of   Retained            Treasury   comprehensive  shareholders'
                             issued   Amount   par value   earnings   ESOP       stock        loss          equity
                             -------------------------------------------------------------------------------------
Balance December
    31, 2006                2,614,506  $523    $13,033    $4,703   ($ 1,933)  ($ 1,600)     ($  278)       $ 14,448
                            =========  ====    =======    ======    =======    =======       ======        ========
   Net income                   -       -         -          204      -          -              -               204
   Purchase/receipt of
    treasury shares             -       -         -          -        -           (303)         -              (303)
   Other                        -       -         -           (1)     -          -              -                (1)
                           ----------  ----    -------    -------   -------    -------       ------        --------
Balance March 31, 2007      2,614,506  $523    $13,033    $4,906   ($ 1,933)  ($ 1,903)     ($  278)       $ 14,348
                            =========  ====    =======    ======    =======    =======       ======        ========

         In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2007, the Company has purchased 144,357 shares for a total of $1,221,896 under this program.

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

                                                           Three Months Ended
                                                                March 31,
                                                         2007              2006
                                                         ----              ----
                                                             ($000's omitted
                                                         except per share data)
  Net income                                            $  204            $ 273
                                                        ======            =====
  Weighted average common shares
   outstanding (basic)                                   1,979            2,085
  Incremental shares from assumed
   conversions of stock options                            164              136
                                                        ------            -----
  Weighted average common
   shares outstanding (diluted)                          2,143            2,221

     BASIC
     Net income per share                               $ 0.10           $ 0.13
                                                        ======           ======
     DILUTED
     Net income per share                               $ 0.10           $ 0.12
                                                        ======           ======


9.       BUSINESS SEGMENTS

         The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company's reportable segments are strategic business units that offer different products and services. Operations in ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and the government. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

       Information regarding the Company's operations in these segments is summarized as follows ($000's omitted):

                                             Advanced Technology      Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                            Three months ended      Three months ended          Three months ended
                                                 March 31,               March 31,                   March 31,
                                               2007      2006          2007     2006              2007       2006
                                               ----      ----          ----     ----              ----       ----
Revenues from unaffiliated customers        $  3,930  $  3,475       $ 2,600  $  1,960         $   6,530   $  5,435
                                            ========= =========      ======== =========        =========   ========
Profit (loss)                               $    924  $    825       $  (256) $   (214)        $     668   $    611
                                            ========= =========      ======== =========
Interest expense                            $    (56) $    (54)      $    (6) $     (7)              (62)       (61)
                                            ========= =========      ======== =========
Depreciation and amortization               $    (97) $   (128)      $   (42) $    (44)             (139)      (172)
                                            ========= =========      ======== =========
Other income, net                           $     29  $    231       $     5  $     12                34        243
                                            ========= =========      ======== =========
General corporate expense                                                                           (166)      (187)
                                                                                               ----------  ---------
Income before income taxes                                                                     $     335   $    434
                                                                                               ==========  =========


 10.   OTHER INCOME

         Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company's products.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

MANAGEMENT DISCUSSION

         During the three month period ended March 31, 2007 and for the comparable period ended March 31, 2006, approximately 34% and 28% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have increased a net of approximately $600,000 when comparing the results of 2007 to 2006 due to increased orders and shipments as well as expected differences in timing of government order placement and required shipping schedules at both the CPG and Advanced Technology Group (ATG). The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

         The Aerospace Industry Association (AIA) stated that the civil aircraft sector was particularly strong and that, based on the current backlog of commercial aircraft orders and otherwise, they believe this upward trend will continue in 2007. The Company's Advanced Technology Group's revenue for the three month period ended March 31, 2007 reflects this upward trend and the Company anticipates, based on the ATG's current forecast, that the ATG's shipments should remain strong for 2007.

         The Company's Consumer Products Group has developed products for government and military applications. Forecasted procurements for certain of these items are forming the basis for projected deliveries in 2007. Procurement proposals and product development activities are ongoing. The CPG received two significant contracts for CPG developed products for the military. The contracts amount to approximately $4,000,000 and require deliveries in 2007 and into 2008.

         See  also  Note  9  to  the  consolidated   financial   statements  for
information concerning business segment operating results.

RESULTS OF OPERATIONS

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to revenues and the period to period dollar ($000's omitted) and percentage increase or decrease of such items as compared to the indicated prior period. Certain balances for the three month period ended March 31, 2006 were reclassified to conform with classifications adopted in the current year.

                                                       Relationship to          Period to        Period to
                                                          revenues              period $         period %
                                                     three months ended         increase         increase
                                                          March 31,            (decrease)       (decrease)
                                                     2007         2006            07-06            07-06
                                                     ----         ----            -----            -----
Revenues
   Advanced Technology Group                         60.2%         63.9%         $ 455            13.1%
   Consumer Products Group                           39.8          36.1            640            32.7
                                                     ----          ----            ----           -----
                                                    100.0         100.0          1,095            20.1
Cost of goods sold, exclusive of
   depreciation                                      78.4          75.9            992            24.0
                                                     ----          ----            ----           ----
Gross profit                                         21.6          24.1            103             7.9
                                                     ----          ----            ----            ---
Selling, general and administrative                  14.0          16.3             25             2.8
Interest                                              0.9           1.1              1             1.6
Depreciation and amortization                         2.1           3.2            (33)          (19.2)
Other income, net                                    (0.5)         (4.5)           209           (86.0)
                                                     -----         -----           ----          ------
                                                     16.5          16.1            202            23.1
Income before income tax provision                    5.1           8.0            (99)          (22.8)
Income tax provision                                  2.0           3.0            (30)          (18.6)
                                                      ---           ---            ----          ------
Net income                                            3.1%          5.0%         $ (69)          (25.3)%
                                                      ===           ===          ======          ======

         The Company's consolidated revenues increased approximately $1,095,000 for the three month period ended March 31, 2007 when compared to the same three month period in 2006 as a result of increased shipments. The Company's CPG has recently received two significant contracts for CPG developed products for the military. These contracts amount to approximately $4,000,000 and have schedules that start product deliveries in 2007 and continue into 2008.

         Gross profit for the three month period ended March 31, 2007 increased by 7.9% as compared to the same three month period in 2006. Increased sales volume attributed to the dollar value increase in gross profit despite a decrease in gross profit as a percentage of sales that is affected by many factors including the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales and, consistent with U.S. generally accepted accounting principles (GAAP), the expensing of preproduction and development costs as they are incurred.

         Selling, general and administrative (SG&A) expenses that include variable costs increased by approximately $25,000 or 2.8% for the three month period ended March 31, 2007 when compared to the same three month period in 2006. Expanded sales/marketing activities at both the ATG and the CPG as well as costs associated with the settlement of the Company's qualified defined benefit plans contribute to the increase. Also, consistent with GAAP, these costs are expensed as they are incurred and because of this may result in timing differences and fluctuations from period to period.

         Interest expense remained relatively consistent for the three month period ended March 31, 2007 when compared to the same three month period in 2006 despite increases in the market driven interest rates. Average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also
Note 5 to the consolidated financial statements for information on long-term debt.

         Depreciation and amortization expense decreased approximately 19.2% for the three month period ended March 31, 2007 when compared to the same three month period in 2006 due to variable estimated useful lives of depreciable property (as identified in Note 2 to the consolidated financial statements) and the reduction in capital expenditures.

         Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company's products. The decrease in other income for the three month period ended March 31, 2007 when compared to the same three month period in 2006 is primarily due to a $193,000 partial payment of a recovery in 2006. There was no such recovery in 2007.

         The Company's effective tax rate was 39% in 2007 and 37% in 2006. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for extraterritorial sales as well as manufacturing deductions allowable under the American Jobs Creation Act of 2004. See also Note 7 to the consolidated financial statements for information concerning income tax.

         Net income decreased $69,000 when comparing the three month period ended March 31, 2007 to the same three month period in 2006. The decrease can more than be accounted for by a decrease in other income received in 2006 not related to the sale of the Company's products. This decrease was partially offset by an increase of $110,000 in net income from operations resulting from increased consolidated revenues and the effects of cost containment activities that directly affect the after-tax reported income.

LIQUIDITY  AND CAPITAL RESOURCES

         The Company's primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

         At March 31 2007 the Company had working capital of approximately $13.2 million of which $4 million was comprised of cash and cash equivalents. The Company generated approximately $329,000 in cash from operations in the first quarter of 2007. The most significant use of cash included payment of income taxes as well as increases in inventory levels related to timing of shipments of product.

         At March 31, 2007, there are no material commitments for capital expenditures.

         The Company had an increase in the uses of cash in its financing and investing activities in the first quarter of 2007 primarily related to capital expenditures for equipment, principle payments on long-term debt and investment in treasury shares of approximately $303,000. In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2007, the Company has purchased 144,357 shares under this program. The Company has financed this purchase program through its cash reserves.

         The Company also has a $1,000,000 line of credit on which there is no balance outstanding at March 31, 2007. If needed, this can be used to fund cash flow required for operations.


Item 3.  CONTROLS AND PROCEDURES

      (a) DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      (b) CHANGES IN INTERNAL CONTROLS

         During the three month period ended March 31, 2007, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS
------     -----------------

           None.


Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------    -----------------------------------------------------------

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASES

--------------------------------------- --------------- -------------------- ---------------------- -----------------------
                                                                                Total Number of
                                                                              Shares Purchased as     Maximum Number of
                                         Total Number                          Part of Publicly      Shares that may yet
                                          of Shares       Average Price $     Announced Plans or      be Purchased under
                Period                    Purchased       Paid Per Share           Programs         the Plans or Programs
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
         January 1 - 31, 2007                  -                 -                      -                  139,509
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
        February 1 - 28, 2007                3,866             8.34                   3,866                135,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
          March 1 - 31, 2007                30,000             9.00                  30,000                105,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
                Total                       33,866             8.92                  33,866                105,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------


Item 3.    DEFAULTS UPON SENIOR SECURITIES
------     -------------------------------

           None.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------

           None.


Item 5.    OTHER INFORMATION
------     -----------------

           None.

Item 6.    EXHIBITS
------     --------
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

Date: May 14, 2007




                       SERVOTRONICS, INC.

                       By: /s/ Cari L. Jaroslawsky, Chief Financial Officer
                           ------------------------------------------------
                           Cari L. Jaroslawsky
                           Chief Financial Officer

                       By: /s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
                           -----------------------------------------------------
                           Dr. Nicholas D. Trbovich
                           Chief Executive Officer