Form 10QSB
period 2007-06-30
SERVOTRONICS INC /DE/
filed 2007-08-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934
For the quarterly period ended June 30, 2007

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
                                                                      ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes       ;    No    X
          -------       -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                  Outstanding at July 31, 2007
----------------------------                       ----------------------------
Common Stock, $.20 par value                                 1,907,734


   Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No    X
          -------       -------

                                      INDEX
                                      -----

                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------

      Item 1.   Financial Statements (Unaudited)

                a) Consolidated balance sheet, June 30, 2007                                                          3

                b) Consolidated statement of operations for the three and six months ended
                      June 30, 2007 and 2006                                                                          4

                c) Consolidated statement of cash flows for the six months ended
                      June 30, 2007 and 2006                                                                          5

                d)  Notes to consolidated financial statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                            12

      Item 3.   Controls and Procedures                                                                              14

                PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                                    15

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                          15

      Item 3.   Defaults Upon Senior Securities                                                                      15

      Item 4.   Submission of Matters to a Vote of Security Holders                                                  15

      Item 5.   Other Information                                                                                    15

      Item 6.   Exhibits                                                                                             16

                Signatures                                                                                           17

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                     ($000's omitted except per share data)
                                   (Unaudited)
                                                                                                  June 30, 2007
                                                                                                  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $      4,102
  Accounts receivable                                                                                    4,518
  Inventories                                                                                            7,717
  Deferred income taxes                                                                                    545
  Other assets                                                                                             721
                                                                                                  ------------

     Total current assets                                                                               17,603

Property, plant and equipment, net                                                                       5,788

Other non-current assets                                                                                   308
                                                                                                  ------------

                                                                                                  $     23,699
                                                                                                  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                               $        384
  Accounts payable                                                                                       1,951
  Accrued employee compensation and benefit costs                                                        1,575
  Accrued income taxes                                                                                     168
  Other accrued liabilities                                                                                297
                                                                                                  ------------

     Total current liabilities                                                                           4,375

Long-term debt                                                                                           4,523

Deferred income taxes                                                                                      515

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares;
    outstanding 1,907,734 shares                                                                           523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      5,345
  Accumulated other comprehensive loss                                                                    (278)
                                                                                                  ------------
                                                                                                        18,623

  Employee stock ownership trust commitment                                                             (1,933)
  Treasury stock, at cost 335,404 shares                                                                (2,404)
                                                                                                  ------------


Total shareholders' equity                                                                              14,286
                                                                                                  ------------


                                                                                                  $     23,699
                                                                                                  ============


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     ($000's omitted except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                           2007           2006              2007             2006
                                                       ---------       ---------        ---------         ---------

Revenues                                               $   8,374       $   6,730        $  14,904         $  12,166


Costs, expenses:
   Cost of goods sold, exclusive of depreciation           6,477           5,207           11,594             9,332
   Selling, general and administrative                     1,011           1,005            1,922             1,891
   Interest                                                   64              65              126               126
   Depreciation and amortization                             141             174              280               346
   Other income, net                                        (37)           (130)             (71)             (372)
                                                       ---------       ---------        ---------         ---------

                                                           7,656           6,321           13,851            11,323
                                                       ---------       ---------        ---------         ---------

Income before income tax provision                           718             409            1,053               843

Income tax provision                                         279             151              410               312
                                                       ---------       ---------        ---------         ---------

Net income                                             $     439       $     258        $     643         $     531
                                                       =========       =========        =========         =========


Income per share:
Basic
-----
Net income per share                                   $    0.23       $    0.13        $    0.33         $    0.26
                                                       =========       =========        =========         =========
Diluted
-------
Net income per share                                   $    0.21       $    0.12        $    0.30         $    0.25
                                                       =========       =========        =========         =========


                 See notes to consolidated financial statements

                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                ($000's omitted)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        2007            2006
                                                                                    ---------      ---------

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Net income                                                                       $     643      $     531

   Adjustments to reconcile net income to net
          cash provided by (used in) operating activities -
        Depreciation and amortization                                                     280            346
        Receipt of treasury shares                                                        -             (160)
   Change in assets and liabilities -
        Accounts receivable                                                              (292)          (466)
        Inventories                                                                      (856)          (656)
        Other assets                                                                     (158)           242
        Other non-current assets                                                           91            104
        Accounts payable                                                                  746             22
        Accrued employee compensation and benefit costs                                   486            (19)
        Accrued income taxes                                                              121           (306)
        Other accrued liabilities                                                         (23)           291
                                                                                    ---------      ---------

Net cash provided by (used in) operating activities                                     1,038            (71)
                                                                                    ---------      ---------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Capital expenditures - property, plant and
       equipment                                                                         (129)          (180)
                                                                                    ---------      ---------

Net cash used in investing activities                                                    (129)          (180)
                                                                                    ---------      ---------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (107)          (107)
   Purchase of treasury shares                                                           (804)          (884)
                                                                                    ---------      ---------

Net cash used in financing activities                                                    (911)          (991)
                                                                                    ---------      ---------

Net decrease in cash and cash equivalents                                                  (2)        (1,242)

Cash and cash equivalents at beginning of period                                        4,104          4,637
                                                                                    ---------      ---------

Cash and cash equivalents at end of period                                          $   4,102      $   3,395
                                                                                    =========      ==========

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

     The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

                   Buildings and improvements                      5-39 years

                   Machinery and equipment                         5-15 years

                   Tooling                                          3-5 years

     Income taxes
     ------------
     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and standalone Pennsylvania state income tax returns.

     Employee stock ownership plan
     -----------------------------
     Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

     Impairment of long-lived assets
     -------------------------------
     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2007 and 2006.

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

     Research and development costs
     ------------------------------
     Research and development costs are expensed as incurred as defined in SFAS No. 2, "Accounting for Research and Development Costs."

     Reclassifications
     -----------------
     Certain balances as of June 30, 2006 were reclassified to conform with classifications adopted in the current year.

     New accounting pronouncements
     -----------------------------
     In June 2006, the FASB issued Interpretation No. 48 ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, an interpretation of SFAS109 ACCOUNTING FOR INCOME TAXES (FIN 48), to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations. See Note 7 to the consolidated financial statements.

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

3.   Inventories
     -----------
                                                                  June 30, 2007
                                                                 ---------------
                                                                ($000's omitted)
       Raw materials and common parts                               $   3,041
       Work-in-process                                                  3,770
       Finished goods                                                     978
                                                                    ---------
                                                                        7,789
       Less common parts expected to be used after one year
           (classified as long-term)                                      (72)
                                                                    ---------
                                                                    $   7,717
                                                                    =========
4.   Property, plant and equipment
     -----------------------------
                                                                  June 30, 2007
                                                                ($000's omitted)
       Land                                                         $      25
       Buildings                                                        6,557
       Machinery, equipment and tooling                                11,067
                                                                    ---------
                                                                       17,649
       Less accumulated depreciation and amortization                 (11,861)
                                                                    ---------
                                                                    $   5,788
                                                                    =========

     Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2007, accumulated amortization on the building amounted to approximately $1,800,000. The associated current and long-term liabilities are discussed in Note 5 to the consolidated financial statements. Depreciation expense for the three months ended June 30, 2007 amounted to $280,000 and $346,000 for the same period in 2006. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.   Long-term debt
     --------------
                                                                        June 30, 2007
                                                                       ---------------
                                                                       ($000's omitted)
     Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
       at a floating rate (3.93% at June 30, 2007) (A)                    $   3,810

     Term loan payable to a financial institution;
       interest at LIBOR plus 2%, not to exceed 6.00% (6.00% at
       June 30, 2007); quarterly principal payments of
       $17,500; payable in full in the fourth quarter
       of 2009, partially secured by equipment                                  325

     Term loan payable to a financial institution;
       interest at LIBOR plus 2% (7.24% at June 30, 2007);
       quarterly principal payments of $26,786 through the
       fourth quarter of 2011                                                   482

     Secured term loan payable to a government agency;
       monthly payments of approximately $1,455 with
       interest waived payable through second quarter of 2012                   116

     Secured term loan payable to a government agency;
       monthly payments of $1,950 including interest
       fixed at 3% payable through fourth quarter of 2015                       174
                                                                         ----------
                                                                              4,907
     Less current portion                                                      (384)
                                                                          ----------
                                                                          $   4,523
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

     The Company also has a $1,000,000 line of credit on which there is no balance outstanding at June 30, 2007.

     Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2007, the Company was in compliance with all of its debt covenants.

6.   Employee benefit plans
     ----------------------
     During the fourth quarter of 2006, the Company gave notice of its intent to terminate its qualified defined benefit plans with a proposed termination date of October 31, 2006. The termination is expected to be settled during 2007. During the six months ended June 30, 2007, the Company has accrued approximately $250,000 of expenses related to the plan settlement in 2007. Benefits expected to be paid in the form of annuity and lump sum payments are approximately $560,000 in 2007, which will be disbursed from the plans' funded assets. No additional Company contributions are anticipated in 2007.

7.   Income taxes
     ------------
     In June 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements. It is the Company's policy to recognize interest and penalties accrued related to unrecognized tax benefits in income taxes. The Company and/or its subsidiaries, file income tax returns in the United States federal jurisdiction, New York State and Pennsylvania. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003.

     In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

     During the second quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company's U.S. income tax return for the year 2005. The Company anticipates that the current IRS examination will be effectively settled within the next twelve months. An estimate of the range of the reasonably possible change to tax benefits recognized or unrecognized that may occur as a result of the anticipated settlement cannot be made.

8.   Common shareholders' equity
     ---------------------------

                                 Common stock                      ($000's omitted)
                                 ------------
                             Number              Capital in                                       Other            Total
                            of shares            excess of    Retained              Treasury    comprehensive    shareholders'
                             issued     Amount   par value    earnings     ESOP       stock        loss            equity
                            --------------------------------------------------------------------------------------------------

Balance December
    31, 2006                2,614,506     $523    $13,033      $4,703     ($ 1,933)  ($ 1,600)     ($  278)       $ 14,448
                            ---------     ----    -------      ------     ---------  ---------     --  ----       --------
  Net income                     -          -         -           643         -          -              -              643
  Purchase of
   treasury shares               -          -         -            -          -          (804)          -             (804)
   Other                         -          -         -            (1)        -          -              -               (1)
Balance June 30, 2007       2,614,506     $523    $13,033      $5,345     ($1,933)   ($ 2,404)     ($  278)       $  14,286
             === ====       =========     ====    =======      ======     =======    ========      =======        =========

     In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2007, the Company has purchased 194,357 shares for a total of $1,721,896 under this program.

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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                            2007         2006                2007         2006
                                                            ----         ----                ----         ----
                                                                ($000's omitted except per share data)
  Net income                                              $  439       $  258             $   643       $  531
                                                          ======       ======             =======       ======
  Weighted average common shares
     outstanding (basic)                                   1,941        1,979               1,960        2,032
  Incremental shares from assumed
     conversions of stock options                            169          135                 167          135
                                                          ------       ------             -------       ------
  Weighted average common
     shares outstanding (diluted)                          2,110        2,114               2,127        2,167
                                                          ======       ======             =======       ======
    Basic
    -----
    Net income per share                                  $ 0.23       $ 0.13             $  0.33       $ 0.26
                                                          ======       ======             =======       ======
    Diluted
    -------
    Net income per share                                  $ 0.21       $ 0.12             $  0.30       $ 0.25
                                                          ======       ======             =======       ======

9.   Business segments
     -----------------
     The Company operates in two business  segments,  Advanced  Technology Group
(ATG) and Consumer Products Group (CPG). The Company's reportable segments are strategic business units that offer different products and services. Operations in the ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG's operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and the government. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

     Information regarding the Company's operations in these segments is summarized as follows

     ($000's omitted):

                                             Advanced Technology     Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                             Six months ended        Six months ended            Six months ended
                                                 June 30,                June 30,                    June 30,
                                               2007      2006          2007     2006              2007       2006
                                            --------  --------       -------- --------          --------   --------

Revenues from unaffiliated customers        $  8,386  $  7,509       $ 6,518  $  4,657          $ 14,904   $ 12,166
                                            ========  ========       ======== ========          ========   ========

Profit (loss)                               $  1,871  $  1,676       $  (150) $   (361)         $  1,721   $  1,315
                                            ========  ========       ======== ========

Interest expense                            $   (114) $   (112)      $   (12) $    (14)             (126)      (126)
                                            ========  ========       ======== ========

Depreciation and amortization               $   (193) $   (256)      $   (87) $    (90)             (280)      (346)
                                            ========  ========       ======== ========

Other income, net                           $     58  $    289       $    13  $     84                71        373
                                            ========  ========       ======== ========

General corporate expense                                                                           (333)      (373)
                                                                                                --------   --------

Income before income tax provision                                                              $  1,053   $    843
                                                                                                ========   ========

                                             Advanced Technology     Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                            Three months ended      Three months ended          Three months ended
                                                 June 30,                June 30,                    June 30,
                                               2007      2006          2007     2006              2007       2006
                                            --------  --------       -------- --------          --------   --------
Revenues from unaffiliated customers        $  4,456  $  4,033       $ 3,918  $  2,697          $  8,374   $   6730
                                            ========  ========       ======== ========          ========   ========

Profit (loss)                               $    946  $    851       $   106  $   (146)         $  1,052   $    705
                                            ========  ========       ======== ========

Interest expense                            $    (58) $    (58)      $    (6) $     (7)              (64)       (65)
                                            ========  ========       ======== ========

Depreciation and amortization               $    (97) $   (128)      $   (44) $    (46)             (141)      (174)
                                            ========  ========       ======== ========

Other income, net                           $     30  $     57       $     7  $     73                37        130
                                            ========  ========       ======== ========

General corporate expense                                                                           (166)      (187)
                                                                                                --------   --------

Income before income tax provision                                                              $    718   $    409
                                                                                                ========   ========

10.  Other income
     ------------
     Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company's products.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

Management Discussion
---------------------
     During the six month period ended June 30, 2007 and for the comparable period ended June 30, 2006, approximately 41% and 32% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have increased approximately $2,100,000 when comparing the results of 2007 to 2006 primarily due to increased shipments on previously reported contracts for CPG developed products. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.

     The Aerospace Industry Association (AIA) stated that the civil aircraft sector was particularly strong and that, based on the current backlog of commercial aircraft orders and otherwise, they believe this upward trend will continue in 2007. The Company's Advanced Technology Group's revenue for the six month period ended June 30, 2007 reflects this upward trend and the Company anticipates, based on the ATG's current forecast, that the ATG's shipments should remain strong for 2007.

     The Company's Consumer Products Group has developed products for government and military applications. Forecasted procurements for certain of these items are forming the basis for projected deliveries in 2007. Procurement proposals and product development activities are ongoing. As previously reported, in the first quarter of 2007, the CPG received two significant contracts for CPG developed products for the military. The contracts amount to approximately $4,000,000 and require deliveries in 2007 and into 2008.

     See also Note 9 to the consolidated financial statements for information concerning business segment operating results.

 Results of Operations
 ---------------------
     The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to revenues and the period to period dollar ($000's omitted) and percentage increase or decrease of such items as compared to the indicated prior period. Certain balances for the three and six month periods ended June 30, 2006 were reclassified to conform with classifications adopted in the current year.

                                        Relationship to    Period to   Period to    Relationship to     Period to   Period to
                                         net revenues      period $    period %      net revenues       period $    period %
                                      three months ended   increase    increase    six months ended     increase    increase
                                           June 30,       (decrease)  (decrease)       June 30,        (decrease)  (decrease)
                                        2007     2006        07-06       07-06       2007     2006        07-06       07-06
                                        ----     ----        -----       -----       ----     ----        -----       -----
Revenues
   Advanced Technology Group            53.2%    59.9%     $  423        10.5%       56.3%    61.7%     $   877       11.7%
   Consumer Products Group              46.8     40.1       1,221        45.3        43.7     38.3        1,861       40.0
                                        ----     ----        -----       -----       ----     ----        -----       -----
                                       100.0    100.0       1,644        24.4       100.0    100.0        2,738       22.5
Cost of goods sold, exclusive of
   depreciation                         77.3     77.4       1,270        24.4        77.8     76.7        2,262       24.2
                                        ----     ----        -----       -----       ----     ----        -----       -----
Gross profit                            22.7     22.6         374        24.6        22.2     23.3          476       16.8
                                        ----     ----        -----       -----       ----     ----        -----       -----
Selling, general and administrative     12.1     14.9           6         0.6        12.9     15.5           31        1.6
Interest                                 0.8      1.0          (1)       (1.5)        0.8      1.0            0        0.0
Depreciation and amortization            1.7      2.6         (33)      (19.0)        1.9      2.8          (66)     (19.1)
Other income, net                       (0.4)    (1.9)         93       (71.5)       (0.5)    (3.1)         301      (80.9)
                                        ----     ----        -----       -----       ----     ----        -----       -----
                                        14.2     16.6          65         5.8        15.1     16.2          266       13.4
Income before income tax provision       8.5      6.0         309        75.6         7.1      7.1          210       24.9
Income tax provision                     3.3      2.2         128        84.8         2.8      2.7           98       31.4
                                        ----     ----        -----       -----       ----     ----        -----       -----
Net income                               5.2%     3.8%     $  181        70.2%        4.3%     4.4%     $   112       21.1%
                                        ----     ----        -----       -----       ----     ----        -----       -----

     The Company's consolidated revenues increased approximately $2,738,000 for the six month period ended June 30, 2007 and $1,644,000 for the three month period ended June 30, 2007 when compared to the same six and three month periods in 2006. The increase in revenue is the result of increased shipments for commercial applications as well as continued strong demand for government products at the ATG as well as increased government related shipments of CPG products under existing contracts.

     Gross profit for the six and three month periods ended June 30, 2007 increased by 16.8% and 24.6% as compared to the same six and three month periods in 2006. Increased sales volume is primarily the source for the dollar value increase in gross profit. Gross profit as a percentage of sales is affected by many factors including the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales and, consistent with U.S. generally accepted accounting principles (GAAP), the expensing of preproduction and development costs as they are incurred.

     Selling, general and administrative (SG&A) expenses that include variable costs remained relatively consistent for the six and three month periods ended June 30, 2007 when compared to the same six period in 2006. Expanded sales/marketing activities at both the ATG and the CPG as well as costs associated with the settlement of the Company's qualified defined benefit plans contribute to fluctuations from period to period.

     Interest expense remained relatively consistent for the six and three month periods ended June 30, 2007 when compared to the same six and three month period in 2006 despite increases in the market driven interest rates. Average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 5 to the consolidated financial statements for information on long-term debt.

     Depreciation and amortization expense decreased approximately 19% for the six and three month periods ended June 30, 2007 when compared to the same six and three months period in 2006 due to variable estimated useful lives of depreciable property (as identified in Note 2 to the consolidated financial statements) as well as the amount of capital expenditures in current and previous periods.

     Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company's products. The decrease in other income for the three month period ended June 30, 2007 when compared to the same three month period in 2006 is primarily due to a $204,000 partial payment of a recovery in 2006, as well as reclassification of certain income/expense items for financial statement presentation. There was no such recovery in 2007.

     The Company's effective tax rate was 39% in 2007 and 37% in 2006 for both the six and three month periods ended June 30, 2007. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for extraterritorial sales as well as manufacturing deductions allowable under the American Jobs Creation Act of 2004. See also Note 7 to the consolidated financial statements for information concerning income tax.

     Net income increased $112,000 and $181,000 when comparing the six and three month periods ended June 30, 2007 to the same six and three months period in 2006. The increase in income is the result of increased sales at both the ATG and CPG for products with favorable margins as well as cost containment activities that directly affect the after-tax reported income.

Liquidity and Capital Resources
-------------------------------
     The Company's primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

     At June 30 2007, the Company had working capital of approximately $13,200,000 of which $4,100,000 was comprised of cash and cash equivalents. Cash provided by operations was $1,038,000 as compared to a use of cash of $71,000 in the comparable period of 2006. The primary difference is attributed to the timing of vendor payments and other accrued expenses related to employee compensation.

     At  June  30,  2007,   there  are  no  material   commitments  for  capital
expenditures.

     The Company's primary use of cash in its financing and investing activities in the first six months of 2007 related to capital expenditures for equipment, principle payments on long-term debt and investment in treasury shares of approximately $804,000. In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2007, the Company has purchased 194,357 shares under this program. The Company has financed this purchase program through its cash reserves.

     The Company also has a $1,000,000 line of credit on which there is no balance outstanding at June 30, 2007. If needed, this can be used to fund cash flow required for operations.

Item 3.    CONTROLS AND PROCEDURES
-------    -----------------------

 (a) Disclosure Controls and Procedures
     ----------------------------------
     The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls
     ----------------------------
     During the three month period ended June 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
-------    -----------------
           None.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------    -----------------------------------------------------------

Purchases of Equity Securities by the Company and Affiliated Purchasers
-----------------------------------------------------------------------

                                                                                Total Number of
                                                                              Shares Purchased as     Maximum Number of
                                         Total Number                          Part of Publicly      Shares that may yet
                                          of Shares       Average Price $     Announced Plans or      be Purchased under
                Period                    Purchased       Paid Per Share           Programs         the Plans or Programs
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
          April 1 - 30, 2007                     -               -                        -                105,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
           May 1 - 31, 2007                      -               -                        -                105,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
          June 1 - 30, 2007                 50,000             10.00                 50,000                 55,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
                Total                       50,000             10.00                 50,000                 55,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------

Item 3.    DEFAULTS UPON SENIOR SECURITIES
-------    -------------------------------
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------
     The annual meeting of shareholders of the Registrant was held on June 29, 2007. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

                                                                Withheld
           Name of Nominee                      For             Authority
           ---------------                      ---             ---------
      Dr. Nicholas D. Trbovich               1,483,840            28,353
      Nicholas D. Trbovich, Jr.              1,482,238            29,955
      Dr. William H. Duerig.                 1,495,512            16,682
      Donald W. Hedges                       1,495,505            16,689

Item 5.    OTHER INFORMATION
-------    -----------------
           None.

Item 6.    EXHIBITS
-------    --------

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

Date: August 13, 2007



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