Form 10QSB
period 2007-09-30
SERVOTRONICS INC /DE/
filed 2007-11-14
CIK 89140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934

    For the quarterly period ended September 30, 2007

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

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
                                                                        --    --

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes       ;    No      X
           ------          ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                              Outstanding at October 31, 2007
------------------------------------       -------------------------------------
  Common Stock, $.20 par value                            1,907,734



   Transitional Small Business Disclosure Format (Check one):
       Yes       ;    No      X
           ------          ------


                                      INDEX
                                      -----


                PART I. FINANCIAL INFORMATION                                                                       Page No.
                                                                                                                    --------
      Item 1.   Financial Statements (Unaudited)

                a)  Consolidated balance sheet, September 30, 2007                                                    3

                b) Consolidated statement of operations for the three and nine months ended
                      September 30, 2007 and 2006                                                                     4

                c) Consolidated statement of cash flows for the nine months ended
                      September 30, 2007 and 2006                                                                     5

                d)  Notes to consolidated financial statements                                                        6

      Item 2.   Management's Discussion and Analysis or Plan of Operation                                            12

      Item 3.   Controls and Procedures                                                                              15

                PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                                    15

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                          15

      Item 3.   Defaults Upon Senior Securities                                                                      16

      Item 4.   Submission of Matters to a Vote of Security Holders                                                  16

      Item 5.   Other Information                                                                                    16

      Item 6.   Exhibits                                                                                             16

                Signatures                                                                                           17



                       SERVOTRONICS, INC. AND SUBSIDIARIES
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                     ($000's omitted except per share data)
                                   (Unaudited)

                                                                                              September 30, 2007
                                                                                              ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $      4,147
  Accounts receivable                                                                                    4,497
  Inventories                                                                                            7,579
  Deferred income taxes                                                                                    545
  Other assets                                                                                             806
                                                                                                  ------------

     Total current assets                                                                               17,574

Property, plant and equipment, net                                                                       5,738

Other non-current assets                                                                                   265
                                                                                                  ------------

                                                                                                  $     23,577
                                                                                                  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                               $        384
  Accounts payable                                                                                       1,393
  Accrued employee compensation and benefit costs                                                        1,711
  Accrued income taxes                                                                                      21
  Other accrued liabilities                                                                                322
                                                                                                  ------------

     Total current liabilities                                                                           3,831

Long-term debt                                                                                           4,469

Deferred income taxes                                                                                      515

Shareholders' equity:
  Common stock, par value $.20; authorized
    4,000,000 shares; issued 2,614,506 shares;
    outstanding 1,907,734 shares                                                                           523
  Capital in excess of par value                                                                        13,033
  Retained earnings                                                                                      5,821
  Accumulated other comprehensive loss                                                                    (278)
                                                                                                  -------------
                                                                                                        19,099

  Employee stock ownership trust commitment                                                             (1,933)
  Treasury stock, at cost 335,404 shares                                                                (2,404)
                                                                                                  -------------

Total shareholders' equity                                                                              14,762
                                                                                                  ------------

                                                                                                  $     23,577
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
                                   (Unaudited)


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                          2007            2006             2007              2006
                                                       ---------       ---------        ---------         ---------

Revenues                                               $   8,464       $   5,646        $  23,368         $  17,811

Costs, expenses:
   Cost of goods sold, exclusive of depreciation           6,565           4,353           18,159            13,685
   Selling, general and administrative                     1,018             774            2,940             2,665
   Interest                                                   62              65              188               191
   Depreciation and amortization                             129             134              409               480
   Other income, net                                         (33)            (40)            (104)             (413)
                                                       ---------       ---------        ---------         ---------

                                                           7,741           5,286           21,592            16,608
                                                       ---------       ---------        ---------         ---------

Income before income tax provision                           723             360            1,776             1,203

Income tax provision                                         247             133              657               445
                                                       ---------       ---------        ---------         ---------

Net income                                             $     476       $     227        $   1,119         $     758
                                                       =========       =========        =========         =========


Income per share:
Basic
-----
Net income per share                                   $    0.25       $    0.12        $    0.58         $    0.38
                                                       =========       =========        =========         =========
Diluted
-------
Net income per share                                   $    0.22       $    0.11        $    0.53         $    0.35
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
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                       2007           2006
                                                                                    ----------     ----------

CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Net income                                                                       $   1,119      $     758
   Adjustments to reconcile net income to net
          cash provided by (used in) operating activities -
        Depreciation and amortization                                                     409            480
        Receipt of treasury shares                                                        -             (160)
   Change in assets and liabilities -
        Accounts receivable                                                              (271)          (400)
        Inventories                                                                      (718)          (586)
        Other assets                                                                     (243)           295
        Prepaid income taxes                                                              -              (12)
        Other non-current assets                                                          134            144
        Accounts payable                                                                  188            (55)
        Accrued employee compensation and benefit costs                                   622           (269)
        Accrued income taxes                                                              (26)          (329)
        Other accrued liabilities                                                           1             90
                                                                                    ----------     ----------

Net cash provided by (used in) operating activities                                     1,215            (44)
                                                                                    ---------      ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Capital expenditures - property, plant and
       equipment                                                                         (207)          (226)
                                                                                    ----------     ----------

Net cash used in investing activities                                                    (207)          (226)
                                                                                    ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (161)          (160)
   Purchase of treasury shares                                                           (804)          (917)
                                                                                    ----------     ----------

Net cash used in financing activities                                                    (965)        (1,077)
                                                                                    ----------     ----------

Net increase (decrease) in cash and cash equivalents                                       43         (1,347)

Cash and cash equivalents at beginning of period                                        4,104          4,637
                                                                                    ----------     ----------

Cash and cash equivalents at end of period                                          $   4,147      $   3,290
                                                                                    ==========     ==========

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of presentation
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
         The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

         Impairment of long-lived assets
         -------------------------------
         The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2007 and 2006.

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

         Risk Factors
         ------------
         The aviation and aerospace industries as well as markets for the Company's consumer products are facing new and evolving challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today's global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries, particularly in South and East Asia, currency policies in relation to the U.S. dollar of some major foreign exporting countries so as to maintain or increase a pricing advantage of their exports vis-a'-vis U.S. manufactured goods, the effects of terrorism, including the threat of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company's advanced technology and cutlery products make it difficult to predict the impact on future financial results.
         Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

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

3.       Inventories
         -----------
                                                                                           September 30, 2007
                                                                                           ------------------
                                                                                             ($000's omitted)
              Raw materials and common parts                                                     $   3,066
              Work-in-process                                                                        3,555
              Finished goods                                                                           994
                                                                                                 ---------
                                                                                                     7,615
              Less common parts expected to be used after one year
                  (classified as long-term)                                                            (36)
                                                                                                 ----------
                                                                                                 $   7,579
                                                                                                 ==========

4.       Property, plant and equipment
         -----------------------------
                                                                                          September 30, 2007
                                                                                          ------------------
                                                                                            ($000's omitted)
              Land                                                                               $      25
              Buildings                                                                              6,573
              Machinery, equipment and tooling                                                      11,129
                                                                                                 ---------
                                                                                                    17,727
              Less accumulated depreciation and amortization                                       (11,989)
                                                                                                 ----------
                                                                                                 $   5,738
                                                                                                 ==========

         Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2007, accumulated amortization on the building amounted to approximately $1,850,000. The associated current and long-term liabilities are discussed in Note 5 to the consolidated financial statements. Depreciation expense for the nine months ended September 30, 2007 amounted to $409,000 and $480,000 for the same period in 2006. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.       Long-term debt
         --------------
                                                                                              September 30, 2007
                                                                                              ------------------
                                                                                               ($000's omitted)
         Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
              at a floating rate (4.04% at September 30, 2007) (A)                               $   3,810

         Term loan payable to a financial institution;
              interest at LIBOR plus 2%, not to exceed 6.00% (6.00% at September
              30, 2007); quarterly principal payments of $17,500; payable in full in the fourth quarter
              of 2009, partially secured by equipment                                                  308

         Term loan payable to a financial institution;
              interest at LIBOR plus 2% (7.24% at September 30, 2007);
              quarterly principal payments of $26,786 through the
              fourth quarter of 2011                                                                   455

         Secured term loan payable to a government agency;
              monthly payments of approximately $1,455 with
              interest waived payable through second quarter of 2012                                   111

         Secured term loan payable to a government agency;
              monthly payments of $1,950 including interest
              fixed at 3% payable through fourth quarter of 2015                                       169
                                                                                                 ---------
                                                                                                     4,853
         Less current portion                                                                         (384)
                                                                                                 ---------
                                                                                                 $   4,469
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

         The Company also has a $1,000,000 line of credit on which there is no balance outstanding at September 30, 2007.

         Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2007, the Company was in compliance with all of its debt covenants.

6.       Employee benefit plans
         ----------------------
         During the fourth quarter of 2006, the Company gave notice of its intent to terminate its qualified defined benefit plans with a proposed termination date of October 31, 2006. The termination is expected to be settled during 2007. During the nine months ended September 30, 2007, the Company has accrued approximately $343,000 of expenses related to the plan settlement in 2007. Benefits expected to be paid in the form of annuity and lump sum payments are approximately $580,000 in 2007, which will be disbursed from the plans' funded assets. No significant additional Company contributions are anticipated in 2007. The Company expects the cost of termination to be fully recognized in 2007 and impacts both SG&A and Cost of Goods Sold.

7.       Income taxes
         ------------
         In June 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements. It is the Company's policy to recognize interest and penalties accrued related to unrecognized tax benefits in income taxes. The Company and/or its subsidiaries, file income tax returns in the United States federal jurisdiction, New York State and Pennsylvania. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.
         In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
         During the second quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company's U.S. income tax return for the year 2005. In the third quarter, the IRS examination was completed and settled resulting in a $3,000 refund to the Company.

8.       Common shareholders' equity
         ---------------------------

                                 Common stock                      ($000's omitted)
                                 ------------
                            Number             Capital in                                    Other          Total
                            of shares          excess of  Retained            Treasury   comprehensive  shareholders'
                             issued   Amount   par value  earnings   ESOP       stock        loss          equity
                           -------------------------------------------------------------------------------------------
Balance December 31, 2006  2,614,506   $523    $13,033    $4,703   ($ 1,933)  ($ 1,600)     ($  278)      $ 14,448
                           =========   ====    =======    ======   ========    =======       ======       ========
   Net income                   -       -         -        1,119       -          -             -            1,119
   Purchase of
    treasury shares             -       -         -          -         -          (804)         -             (804)
   Other                        -       -         -           (1)      -          -             -               (1)
                           ----------  ----    ------     -------  --------   --------       ------        ---------

Balance September 30, 2007  2,614,506  $523    $13,033    $5,821   ($1,933)   ($ 2,404)     ($  278)      $ 14,762
                            =========  ====    =======    ======    ======    =========      ======        ========

         In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2007, the Company has purchased 194,357 shares for a total of $1,721,896 under this program.

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

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                           2007         2006                2007         2006
                                                          ------       ------             -------       ------
                                                                ($000's omitted except per share data)
  Net income                                              $  476       $  227             $ 1,119       $  758
                                                          ======       ======             =======       ======
  Weighted average common shares
     outstanding (basic)                                   1,908        1,969               1,943        2,011
  Incremental shares from assumed
     conversions of stock options                            219          121                 184          131
                                                          ------       ------             -------       ------
  Weighted average common
     shares outstanding (diluted)                          2,127        2,090               2,127        2,142
                                                          ======       ======             =======       ======

    Basic
    Net income per share                                  $  0.25      $  0.12            $   0.58      $  0.38
                                                          =======      =======            ========      =======
    Diluted
    Net income per share                                  $  0.22      $  0.11            $   0.53      $  0.35
                                                          =======      =======            ========      =======

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

         Information regarding the Company's operations in these segments is summarized as follows

         ($000's omitted):

                                            Advanced Technology      Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                             Nine months ended       Nine months ended           Nine months ended
                                               September 30,           September 30,               September 30,
                                               2007      2006          2007     2006              2007       2006
                                               ----      ----          ----     ----              ----       ----

Revenues from unaffiliated customers        $ 12,501  $ 11,346       $10,867  $  6,465          $ 23,368   $ 17,811
                                            ========  ========       =======  ========          ========   ========

Profit (loss)                               $  2,629  $  2,517       $   139  $   (496)         $  2,768   $  2,021
                                            ========  ========       ======== =========

Interest expense                            $   (170) $   (170)      $   (18) $    (21)             (188)      (191)
                                            ========= =========      ======== =========

Depreciation and amortization               $   (285) $   (350)      $  (124) $   (130)             (409)      (480)
                                            ========= =========      ======== =========

Other income, net                           $     82  $    312       $    22  $    101               104        413
                                            ========  =========      =======  =========

General corporate expense                                                                           (499)      (560)
                                                                                                --------- ----------

Income before income tax provision                                                              $  1,776   $  1,203
                                                                                                ========   ========

         Certain balances for the three month period ended September 30, 2006 were reclassified to conform with classifications adopted in the current year.

                                            Advanced Technology     Consumer Products
                                                   Group                   Group                   Consolidated
                                                   -----                   -----                   ------------
                                            Three months ended      Three months ended          Three months ended
                                               September 30,           September 30,               September 30,
                                               2007      2006          2007     2006              2007       2006
                                               ----      ----          ----     ----              ----       ----

Revenues from unaffiliated customers        $  4,115  $  3,838       $ 4,349  $  1,808          $  8,464   $  5,646
                                            ========  ========       =======  ========          ========   ========

Profit (loss)                               $    758  $    795       $   290  $   (135)         $  1,048   $    660
                                            ========  ========       =======  =========

Interest expense                            $    (56) $    (58)      $    (6) $     (7)              (62)       (65)
                                            ========= =========      ======== =========

Depreciation and amortization               $    (92) $    (94)      $   (37) $    (40)             (129)      (134)
                                            ========= =========      ======== =========

Other income, net                           $     25  $     69       $     8  $     17                33         86
                                            ========  ========       =======  =========

General corporate expense                                                                           (167)      (187)
                                                                                                ---------  ---------

Income before income tax provision                                                              $    723   $    360
                                                                                                ========   =========

10.      Other income
         ------------

         Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company's products.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

Management Discussion
---------------------
         During the nine month period ended September 30, 2007 and for the comparable period ended September 30, 2006, approximately 45% and 31% respectively of the Company's revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have increased approximately $4,786,000 when comparing the results of 2007 to 2006 primarily due to increased shipments on previously reported contracts for CPG developed products. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company's commercial business is affected by such factors as uncertainties in today's global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components.
         The Aerospace Industries Association (AIA) and various other sources state that the aircraft market is strong and, based on current backlog and aircraft order rates, will remain so in 2008. The Company's Advanced Technology Group revenue increased approximately 7% for the third quarter and 10% for the first nine months of 2007. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new - both domestic and foreign - markets that are consistent with its core competencies. Based on the success of these efforts and in conjunction with the onset of certain production programs, the ATG expects this upward trend in sales to continue into 2008.
         The Company's Consumer Products Group develops products for government and military applications. Forecasted procurements for certain of these items are forming the basis for projected deliveries in 2007. Procurement proposals and product development activities are ongoing. The CPG has significant contracts for CPG developed products for the military that require deliveries in 2007 and into 2008. These significant contracts accounted for approximately 80% of the growth in the consolidated revenues of the Company for the nine month period ended September 30, 2007.
         In September of 2007, the CPG acquired a significant amount of tooling and other assets of Camillus Cutlery which was acquired for approximately $200,000 through a secured creditor's auction. The CPG plans to reconnect with the previous customers of Camillus Cutlery and expand the CPG's current product lines.
         See also Note 9 to the consolidated financial statements for information concerning business segment operating results.

Results of Operations
---------------------
         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to revenues and the period to period dollar ($000's omitted) and percentage increase or decrease of such items as compared to the indicated prior period.


                                        Relationship to   Period to  Period to   Relationship to    Period to  Period to
                                         net revenues      period $   period %    net revenues       period $   period %
                                      three months ended  increase   increase    nine months ended  increase    increase
                                         September 30,   (decrease) (decrease)   September 30,      (decrease) (decrease)
                                        2007     2006       07-06      07-06      2007     2006       07-06      07-06
                                        -----    -----    ------      ------      -----    -----    -------      -----
Revenues
   Advanced Technology Group            48.6%    68.0%    $  277        7.2%      53.5%    63.7%    $ 1,155      10.2%
   Consumer Products Group              51.4     32.0      2,541      140.5       46.5     36.3       4,402      68.1
                                        -----    -----    ------      ------      -----    -----    -------      -----
                                       100.0    100.0      2,818       49.9      100.0    100.0       5,557      31.2
Cost of goods sold, exclusive of
   depreciation                         77.6     77.1      2,212       50.8       77.7     76.8       4,474      32.7
                                        -----    -----    ------      ------      -----    -----    -------      -----
Gross profit                            22.4     22.9        606       46.9       22.3     23.2       1,083      26.2
                                        -----    -----    ------      ------      -----    -----    -------      -----
Selling, general and administrative     12.0     13.7        244       31.5       12.6     15.0         275      10.3
Interest                                 0.7      1.2         (3)      (4.6)       0.8      1.1          (3)     (1.6)
Depreciation and amortization            1.5      2.4         (5)      (3.7)       1.8      2.7         (71)    (14.8)
Other income, net                       (0.4)    (0.7)         7      (17.5)      (0.4)    (2.3)        309     (74.8)
                                        -----    -----    ------      ------      -----    -----    -------      -----
                                        13.8     16.6        243       26.0       14.8     16.5         510      17.4
Income before income tax provision       8.6      6.3        363      100.8        7.5      6.7         573      47.6
Income tax provision                     3.0      2.3        114       85.7        2.7      2.4         212      47.6
                                        -----    -----    ------      ------      -----    -----    -------      -----
Net income                               5.6%     4.0%    $  249      109.7%       4.8%     4.3%    $   361      47.6%
                                        =====    =====    ======      ======      =====    =====    =======      =====

         The Company's consolidated revenues increased approximately $5,557,000 for the nine month period ended September 30, 2007 and $2,818,000 for the three month period ended September 30, 2007 when compared to the same nine and three month periods in 2006. The increase in revenue is the result of increased shipments for commercial and government applications at the ATG as well as increased government related shipments of CPG products under existing contracts.
         As shown in the above table, gross profit for the nine and three month periods ended September 30, 2007 increased by 26.2% and 46.9% as compared to the same nine and three month periods in 2006. Increased sales volume is primarily the source for the dollar value increase in gross profit. Gross profit as a percentage of sales is affected by many factors including the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales.
         Selling, general and administrative (SG&A) expenses that include variable costs increased for the nine and three month periods ended September 30, 2007 when compared to the same nine and three month periods in 2006. The increase in SG&A is primarily due to employee compensation benefit expenses and the costs associated with the settlement of the Company's qualified defined benefit plans at both the ATG and CPG. Benefits expected to be paid in the form of annuity and lump sum payments are approximately $580,000 in 2007, which will be disbursed from the plans' funded assets. No significant additional Company contributions are anticipated in 2007. The Company expects the costs of termination to be fully recognized in 2007 and impacts both SG&A and Cost of Goods Sold.
         Interest expense decreased for the nine and three month periods ended September 30, 2007 when compared to the same nine and three month periods in 2006 despite increases in the market driven interest rates. Average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 5 to the consolidated financial statements for information on long-term debt.
         Depreciation and amortization expense decreased approximately 15% for the nine month and 4% for the three month periods ended September 30, 2007 when compared to the same nine and three months period in 2006 due to variable estimated useful lives of depreciable property (as identified in Note 2 to the consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods.
         Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company's products. The decrease in other income for the nine month period ended September 30, 2007 when compared to the same nine month period in 2006 is primarily due to a partial payment of an insurance recovery in 2006. There was no such recovery in 2007.
         The Company's effective tax rate was 39% in the first two quarters of 2007 and decreased to 37% in the third quarter of 2007 as compared to 37% for the nine month period ended September 30, 2006. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004.
         The reduction in the effective tax rate is due to an increase in the phase-in percentage for the manufacturing deduction benefit, and reductions in New York State's statutory tax rate and income apportionment formula.
         See also Note 7 to the consolidated financial statements for information concerning income tax.
         Net income increased $361,000 and $249,000 when comparing the nine and three month periods ended September 30, 2007 to the same nine and three months period in 2006. The increase in income is the result of increased sales at both the ATG and CPG for products with favorable margins as well as cost containment activities and a reduction in the effective income tax rate.

Liquidity and Capital Resources
-------------------------------
         The Company's primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.
         At September 30, 2007, the Company had working capital of approximately $13,700,000 of which approximately $4,100,000 was comprised of cash and cash equivalents. Cash provided by operations was $1,215,000 as compared to a use of cash of $44,000 in the comparable period of 2006. Cash is generated from operation through an increase in net income as previously discussed as well as increases in certain accrual items for employee compensation and related benefits. The primary uses of cash for the Company's operating activities for the nine months ended September 30, 2007 were for increases in accounts receivable and inventory aggregating $989,000 related to the timing of shipments of product as well as payments of approximately $680,000 in income taxes.

         The Company's primary use of cash in its financing and investing activities in the first nine months of 2007 related to capital expenditures for equipment, principle payments on long-term debt and investment in treasury shares of approximately $804,000. In January of 2006, the Company's Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2007, the Company has purchased 194,357 shares under this program. The Company has financed this purchase program through its cash reserves. At September 30, 2007, there are no material commitments for capital expenditures.
         The Company also has a $1,000,000 line of credit on which there is no balance outstanding at September 30, 2007. If needed, this can be used to fund cash flow required for operations.


Item 3.    CONTROLS AND PROCEDURES
-------    -----------------------

         (a)  Disclosure Controls and Procedures
         The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        (b) Changes in Internal Controls
         During the three month period ended September 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
------     -----------------
           None.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------    -----------------------------------------------------------

Purchases of Equity Securities by the Company and Affiliated Purchasers
-------------------------------------- --------------- ----------------

                                                                                Total Number of
                                                                              Shares Purchased as     Maximum Number of
                                         Total Number                          Part of Publicly      Shares that may yet
                                          of Shares       Average Price $     Announced Plans or      be Purchased under
                Period                    Purchased       Paid Per Share           Programs         the Plans or Programs
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
          July 1 - 31, 2007                      -               -                        -                 55,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
         August 1 - 31, 2007                     -               -                        -                 55,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
        September 1 - 30, 2007                   -               -                        -                 55,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------
                Total                            -               -                        -                 55,643
--------------------------------------- --------------- -------------------- ---------------------- -----------------------

Item 3.    DEFAULTS UPON SENIOR SECURITIES
------     -------------------------------
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------
           None.

Item 5.    OTHER INFORMATION
------     -----------------
           None.

Item 6.    EXHIBITS
-------    --------

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

Date: November 12, 2007




                        SERVOTRONICS, INC.

                        By:/s/ Cari L. Jaroslawsky, Chief Financial Officer
                           ------------------------------------------------
                            Cari L. Jaroslawsky
                            Chief Financial Officer

                        By:/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
                           -----------------------------------------------------
                           Dr. Nicholas D. Trbovich
                           Chief Executive Officer