Form 10KSB
period 2007-12-31
SERVOTRONICS INC /DE/
filed 2008-03-28
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange  Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .    No ___.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___.    No   X  .

Issuer’s revenues for its most recent fiscal year:  $31,378,000

As of February 29, 2008 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $29,361,748.44 based on the average of sales prices reported by the American Stock Exchange on that day.

As of February 29, 2008 the number of $.20 par value common shares outstanding was 2,281,102.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-KSB
2008 Proxy Statement	Part III

Transitional Small Business Disclosure Format.  Yes ___.  No   X  .

TABLE OF CONTENTS

PART I

Item 1.	Description of Business …………………………………………………………………………………………………………………………………	3

Item 2.	Description of Properties…………………………………………………………………………………………………………………………………	7

Item 3.	Legal Proceedings…………………………………………………………………………………………………………………………………………	8

Item 4.	Submission of Matters to a Vote of Security Holders…………………………………………………………………………………………………	8

PART II

Item 5.	Market for Common Equity, Related Stockholder
	Matters and Small Business Issuer Purchases of Equity Securities……………………………………………………………………………	8

Item 6.	Management’s Discussion and Analysis or Plan of Operation……………………………………………………………………………………..	9

Item 7.	Financial Statements……………………………………………………………………………………………………………………………………..	17

Item 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure…………………………………………………………………………………………………………….	17

Item 8A(T).	Controls and Procedures………………………………………………………………………………………………………………………………..	17

Item 8B.	Other Information………………………………………………………………………………………………………………………………………..	18

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons
	and Corporate Governance; Compliance with Section 16(a)
	of the Exchange Act………………………………………………………………………………………………………………………………..	19

Item 10.	Executive Compensation………………………………………………………………………………………………………………………………..	19

Item 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters………………………………………………………………………………………………….	19

Item 12.	Certain Relationships and Related Transactions, and
	Director Independence……………………………………………………………………………………………………………………………..	20

Item 13.	Exhibits…………………………………………………………………………………………………………………………………………………....	20

Item 14.	Principal Accountant Fees and Services……………………………………………………………………………………………………………...	25

Signatures…………………………………………………………………………………………………………………………………………………………………………………..		26

Consolidated Financial Statements………………………………………………………………………………………………………………………………………………............		F1-F22

PART I

Item 1.                      Description of Business

General

Servotronics, Inc. and its subsidiaries (collectively the “Registrant” or the “Company”) design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives and various types of cutlery.

The Company was incorporated in New York in 1959. In 1972, the Company was merged into a wholly-owned subsidiary organized under the laws of the State of Delaware, thereby changing the Company’s state of incorporation from New York to Delaware.

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

Consumer Products

The Company designs, manufactures and sells a variety of cutlery products. These products include a wide range of kitchen knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Company sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Company also produces and markets other cutlery items such as various specialty tools, putty knives, linoleum sheet cutters and field knives. The Company manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial cutlery related products are intended for the medium to premium priced markets.

The Company sells many of its cutlery products under its own brand names including “Old Hickory” and “Queen.”

Sales, Marketing and Distribution

Advanced Technology Products

The Company’s advanced technology products are marketed throughout the United States and in selected foreign markets. Products are essentially non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Company’s professional staff and a field engineering representative.

During the Company’s last fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 17% of the Company’s total sales as compared to 18% in 2006. In 2007 and 2006, the Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 11% in 2007 and 14% in 2006. The Company also had sales to another customer that amounted to approximately 22% of total sales in 2007 and 23% in 2006. No other single customer represented more than 10% of the Company’s sales in any of these years.

The Company’s prime contracts and subcontracts with the United States Government are subject to termination for the convenience of the Government. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its Government contracts have been terminated for convenience.

Consumer Products

The Company’s consumer products are marketed throughout the United States. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Company’s Consumer Products Group (CPG) also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 29% of the Company’s total sales in 2007 as compared to 13% in 2006. No other single customer of the CPG represented more than 10% of the Company’s sales in 2007. The Company sells its products through its own sales personnel and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 10, Business segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2007 and 2006 fiscal years was not significant.

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

Competition

Although no reliable industry statistics are available to enable the Company to determine accurately its relative competitive position with respect to any of its products, the Company believes that it is a significant factor with respect to certain of its servo-control components. The Company’s share of the overall cutlery market is not significant.

The Company encounters active competition with respect to its products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Company believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Company’s knowledge, its principal competitors with regard to cutlery include World Kitchen, Inc., Benchmade Knife Company, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Lifetime Hoan Corp., and Gerber.

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

Employees

The Company, at December 31, 2007, had approximately 265 employees of which approximately 250 are full time; 207 in Western New York and 43 in Pennsylvania. In excess of 83% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

Item 2.                      Description of Properties

The Company’s executive offices are located on premises leased by the Company at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Company owns, leases and/or has options on real property as set forth in the following table:

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

In Elma, New York, the Company leases and/or has options on approximately 38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Company to purchase the property for a nominal amount. The balance outstanding on the capital lease at December 31, 2007 was approximately $3.6 million. All of the above properties are covered by insurance.

See the accompanying consolidated financial statements, including Note 8, Commitments, thereto, for further information with respect to the Company’s lease commitments.

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

The following table shows the range of high and low prices for the Company’s common stock as reported by the American Stock Exchange (symbol SVT) for 2007 and 2006.

		High	Low
2007
	Fourth Quarter	$16.90	$11.30
	Third Quarter	16.75	10.60
	Second Quarter	10.90	8.40
	First Quarter	10.45	8.20
2006
	Fourth Quarter	$9.90	$6.15
	Third Quarter	7.20	6.05
	Second Quarter	9.25	5.80
	First Quarter	10.30	4.70

(b)	Approximate number of holders of common stock

Title	Approximate number of
Of	record holders (as of
Class	December 31, 2007)

Common Stock, $.20 par value per share	542

(c)	Dividends on common stock

No cash dividends were paid in 2007 or 2006.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	333,000	$3.503	17,000

Equity compensation
plans not approved
by security holders	180,900	$6.072	84,100
Total	513,900	$4.407	101,100

(e)	Company Re-purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
2007 Total	83,866	9.57	83,866	55,643

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. As of February 29, 2008, the Company has purchased 194,357 shares and there remain 55,643 shares available to purchase under this program.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Management Discussion

During the years ended December 31, 2007 and 2006, approximately 45% and 32% respectively of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have increased approximately $6,228,000 when comparing the results of 2007 to 2006 primarily due to increased shipments on previously reported contracts for CPG developed products. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

The Aerospace Industries Association (AIA) and various other sources state that the aircraft market is strong and, based on current backlog and aircraft order rates, will remain so in 2008. The Company’s Advanced Technology Group revenue increased approximately 8.3% for the year ended December 31, 2007 compared to the same period in 2006 due to a general increase amid existing and new customers as well as across various product lines. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new – both domestic and foreign - markets that are consistent with its core competencies. Based on the success of these efforts and in conjunction with the onset of certain production programs, the ATG expects this upward trend in sales to continue into 2008.

The Company’s Consumer Products Group develops products for government and military applications. Forecasted procurements for certain of these items are forming the basis for projected deliveries in 2008. Procurement proposals and product development activities are ongoing. The CPG has significant contracts for CPG developed products for the military that required deliveries in 2007 and into 2008. These significant contracts accounted for approximately 84% of the growth in the consolidated revenues of the Company for the twelve month period ended December 31, 2007.

See also Note 10, Business segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2007 as Compared to 2006

         The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to revenues and the period to period dollar ($000’s omitted) and percentage increase or decrease of such items as compared to the indicated prior period.

			Period to	Period to
	Relationship to		period	period
	revenue		$ increase	% increase
	year ended		(decrease)	(decrease)
	December 31,		year ended	year ended
	2007	2006	2007-2006	2007-2006
Revenue:
Advanced technology products	54.4%	64.2%	$1,305	8.3%
Consumer products	45.6	35.8	5,525	62.9
	100.0	100.0	6,830	27.8
Cost of goods sold, exclusive of depreciation	74.2	76.4	4,532	24.2
Gross profit	25.8	23.6	2,298	39.7
Selling, general and administrative	13.3	14.7	568	15.7
Interest	0.8	1.1	(11)	(4.1)
Depreciation and amortization	1.8	2.5	(66)	(10.7)
Other income, net	(0.5)	(1.8)	(297)	(67.3)
	15.4	16.5	788	19.4
Income before income tax provision	10.4	7.1	1,510	87.4
Income tax provision	3.9	2.6	554	87.7
Net income	6.5%	4.5%	$956	87.2%

The Company’s consolidated revenues increased approximately $6,830,000 or 27.8% for the twelve month period ended December 31, 2007 when compared to the same period in 2006. The increase in revenue is the result of increased shipments for commercial and government applications at the ATG as well as increased government related shipments of CPG products under existing contracts.

         As shown in the above table, gross profit increased by 39.7% for the twelve month period ended December 31, 2007 compared to the same period in 2006. Increased sales volume is primarily the source for the dollar value increase in gross profit. Gross profit as a percentage of sales is affected by many factors including the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales.

    Selling, general and administrative (SG&A) expenses that include variable costs increased for the twelve month period ended December 31, 2007 compared to the same period in 2006 by approximately $568,000. The increase in SG&A is primarily due to the increase in costs associated with the settlement of the Company’s qualified defined benefit plans at both the ATG and CPG of approximately $686,000. See also Note 5, Employee benefit plans, of the accompanying consolidated financial statements for further information on costs associated with the settlement.

Interest expense decreased for the twelve month period ended December 31, 2007 compared to the same period in 2006 due to the decrease in the average outstanding debt despite the increases in the market driven interest rates. Average debt outstanding will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 4, Long-term debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and amortization expense decreased approximately 10.7% for the twelve month period ended December 31, 2007 compared to the same period in 2006 due to variable estimated useful lives of depreciable property (as identified in Note 1, Summary of significant accounting policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods.

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the twelve month period ended December 31, 2007 when compared to the same twelve month period in 2006 is primarily due to a partial payment of an insurance recovery in 2006. There was no significant recovery in 2007.

The Company’s effective tax rate was 36.6% in 2007 and 37.0% in 2006. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. See also Note 6, Income tax provision, of the accompanying consolidated financial statements for information concerning income taxes.

Net income increased $956,000 or 87.2% when comparing the twelve month period ended December 31, 2007 to the same period in 2006. The increase in income is the result of increased sales at both the ATG and CPG for products with favorable margins as well as the other factors as discussed above.

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

			Period to	Period to
	Relationship to		period	period
	Revenue		$ increase	% increase
	year ended		(decrease)	(decrease)
	December 31,		year ended	year ended
	2006	2005	2006-2005	2006-2005
Revenue:
Advanced technology products	64.2%	59.7%	$2,107	15.4%
Consumer products	35.8	40.3	(454)	(4.9)
	100.0	100.0	1,653	7.2
Cost of goods sold, exclusive of depreciation	76.4	74.5	1,715	10.1
Gross profit	23.6	25.5	(62)	(1.1)
Selling, general and administrative	14.7	16.6	(189)	(5.0)
Interest	1.1	1.0	31	13.2
Depreciation and amortization	2.5	3.0	(62)	(9.1)
Other income, net	(1.8)	(4.5)	(585)	(57.0)
	16.5	16.1	365	9.9
Income before income tax provision	7.1	9.4	(427)	(19.8)
Income tax provision	2.6	3.4	(160)	(20.2)
Net income	4.5%	5.9%	$(267)	(19.6)%

The Company’s consolidated revenues increased approximately $1,653,000 or 7.2% for the 12 month period ended December 31, 2006 when compared to the same period in 2005. Increases in commercial shipments in combination with certain price increases at the Company’s ATG more than offset the decreases in revenue at the Company’s CPG. The decrease in revenues at the CPG resulted from the scheduled and previously reported essential completion of a significant government contract. Continued demand for the Company’s ATG products drive increases in revenues.

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

Interest expense increased for the year ended December 31, 2006 when compared to the same period in 2005 because of increases in the market driven interest rates. Average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 4, Long-term debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and amortization expense decreased approximately 9.1% for the year ended December 31, 2006 when compared to the same period in 2005 due to variable estimated useful lives of depreciable property as identified in Note 1, Summary of significant accounting policies, of the accompanying consolidated financial statements and the reduction in capital expenditures over the last three years.

Other income in 2006 includes approximately $220,000 of net recovery, from a previously reported defalcation; the amount of net recovery in 2005 was $795,000. Components of other income also include; interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

The Company’s effective tax rate was 37% in 2006 and 2005. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for extraterritorial sales as well as manufacturing deductions allowable under the American Jobs Creation Act of 2004. See also Note 6, Income tax provision, of the accompanying consolidated financial statements for information concerning income tax rates.

Net income decreased $267,000 when comparing the year ended December 31, 2006 to the same period of 2005 due to the decrease of $369,000 in after tax, other income received in 2006 not related to the sale of the Company’s products. This decrease was offset by the positive results of increased consolidated revenues and the effects of cost containment activities that directly affect the after-tax reported income.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At December 31, 2007, the Company had working capital of approximately $14,572,000 ($13,254,000-2006) of which approximately $4,879,000 ($4,104,000-2006) was comprised of cash and cash equivalents. In the twelve month period ended December 31, 2007, $2,450,000 in cash was generated from operations through an increase in net income as previously discussed as well as increases in certain accrual items for income taxes, employee compensation and related benefits. The primary uses of cash for the Company’s operating activities were from increases in accounts receivable and inventory aggregating $1,494,000 related to the timing of shipments of product.

The Company’s primary use of cash in its financing and investing activities in 2007 related to capital expenditures for equipment of approximately $485,000, principal payments on long-term debt of approximately $386,000 and investment in treasury shares of approximately $804,000. In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2007, the Company has purchased 194,357 shares for approximately $1,721,900 under this program. The Company has financed this purchase program through its cash reserves. At December 31, 2007, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2007 or 2006. If needed, this can be used to fund cash flow required for operations.

The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2008 as supported by the level of cash and cash equivalents and bank lines of credit.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with GAAP. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1, Summary of significant accounting policies, of the accompanying consolidated financial statements include a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

New Accounting Pronouncements

Management reviewed recent accounting pronouncements and has not determined the effect these pronouncements will have on Financial Statement results. See Note 1, Summary of significant accounting policies, of the accompanying consolidated financial statements for further discussion of new accounting pronouncements.

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

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which includes various actuarial assumptions, such as discount rates, assumed rates of return on plan assets and health care cost trend rates. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on advice from its actuaries. As discussed in Note 5, Employee benefit plans, of the accompanying consolidated financial statements, the Company’s defined benefit plans were settled in 2007 with no future costs associated with them after 2007.

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

Item 7.                     Financial Statements

The consolidated financial statements of the Company which are included in this Form 10-KSB Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 8.                     Changes in and Disagreements with Accountants on Accounting and Financial
                                 Disclosure

None.

Item 8A(T).            Controls and Procedures

             (i)     Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)              Management's Report on Internal Control over Financial Reporting

The Company's management, with the participation of the Company's CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(iii)              Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year or such information will be included by amendment to this form 10-KSB.

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

Item 10.                   Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year or such information will be included by amendment to this form 10-KSB.

Item 11.                   Security Ownership of Certain Beneficial Owners and Management and Related
                                 Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year or such information will be included by amendment to this form 10-KSB.

Also incorporated by reference is the information in the table under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 5 of this Form 10-KSB.

Item 12.                      Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year or such information will be included by amendment to this form 10-KSB.

Item 13.                      Exhibits

(a)	Exhibits

Exhibit
	number	Presentation	Reference

	3(A)(1)	Certificate of Incorporation	Exhibit 3(A)(1) to 1996
Form 10-KSB*

	3(A)(2)	Amendments to Certificate	Exhibit 3(A)(2) to 1996
		of Incorporation dated	Form 10-KSB*
August 27, 1984

	3(A)(3)	Certificate of designation	Exhibit 4(A) to 1987
		regarding Series I	Form 10-K*
preferred stock

	3(A)(4)	Amendments to Certificate	Exhibit 3(A)(4) to 1998
		of Incorporation dated	Form 10-KSB*
June 30, 1998

	3(B)(1)	By-laws	Exhibit 3(B) to 1986
Form 10-K*

	3(B)(2)	Amendment to By-laws	Exhibit 3.1 to Form 8-K
		dated January 2008	filed February 4, 2008*

	4.1(A)	First amended and restated	Exhibit 4(A) to 1993
		term loan agreement with	Form 10-KSB*
Fleet Bank of New York
dated October 4, 1993

	4.1(B)	Second amended and restated	Exhibit 4.1(B) to 1999
		term loan agreement with	Form 10-KSB*
Fleet Bank of New York
dated February 26, 1999

_____________________________________________________________
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
December 1, 1994 from the
Registrant and its subsidiaries

_____________________________________________________________
*Incorporated herein by reference (File No. 1-07109)
**Indicates management contract or compensatory plan or arrangement

Exhibit
number	Presentation	Reference

4.4	Guaranty Agreement dated as	Exhibit 4(B)(3) to
	of December 1, 1994 from	1994 10-KSB*
the Registrant and its
subsidiaries to the Erie
County Industrial
Development Agency
(“ECIDA“), Norwest Bank
Minnesota, N.A., as Trustee,
and Fleet Bank

4.5	Shareholder Rights Plan	Exhibit 4 to Form
	dated as of August 27,	8-K filed August 27,
	2002	2002*

10(A)(1)	Employment contract for	Exhibit 10(A)(1) to Form
	Dr. Nicholas D. Trbovich,	8-K filed August 18,
	Chief Executive Officer	2005**

10(A)(2)	Amendment to employment	Exhibit 10(A)(2) to Form
	contract for Dr. Nicholas D.	8-K filed August 9,
	Trbovich, Chief Executive	2006**
Officer

10(A)(4)	Employment contract for	Exhibit 10(A)(1) to Form
	Nicholas D. Trbovich, Jr.	8-K filed August 18,
2005**
10(A)(5)	Amendment to employment	Exhibit 10(A)(5) to Form
8-K filed July 6, 2007**

10(B)	Form of Indemnification	Exhibit 10(E) to 1986
	Agreement between the	Form 10-K*
Registrant and each of
its Directors and Officers**

10(C)(1)	Loan agreement between	Exhibit 10(C)(1)
	the Company and its	to 1991 Form 10-K*
employee stock ownership
trust, as amended

10(C)(2)	Stock purchase agreement	Exhibit 10(D)(2) to
	between the Company	1988 Form 10-K*
and its employee
stock ownership trust

_____________________________________________________________
*Incorporated herein by reference (File No. 1-07109)
**Indicates management contract or compensatory plan or arrangement

Exhibit
number	Presentation	Reference

10(D)(1)	2000 Employees Stock	Exhibit 10(D)(1)(a) to 2000
	Option Plan**	Form 10-KSB*

10(D)(2)	Stock Option Agreement	Exhibit 10(D)(2)(a) to 2000
	for Donald W. Hedges	Form 10-KSB*
dated July 7, 2000**

10(D)(3)	Stock Option Agreement	Exhibit 10(D)(3)(c) to 2000
	for Nicholas D.	Form 10-KSB*
Trbovich dated
July 7, 2000**

10(D)(4)	Stock Option Agreement	Exhibit 10(D)(4)(a) to 2000
	for William H. Duerig	Form 10-KSB*
dated July 7, 2000**

10(D)(9)	Land Lease Agreement	Exhibit 10(D)(9) to 1992
	between TSV, Inc.	Form 10-KSB*
(wholly-owned subsidiary
of the Registrant) and the
ECIDA dated as of May 1,
1992, and Corporate
Guaranty of the Registrant
dated as of May 1, 1992

10(D)(10)	Amendment to Land Lease	Exhibit 10(D) (11) to 1993
	Agreement and Interim	Form 10-KSB*
Lease Agreement dated
November 19, 1992

10(D)(11)	Lease Agreement dated as of	Exhibit 10(D)(11) to
	December 1, 1994 between	1994 10-KSB*
the Erie County Industrial
Development Agency
(“ECIDA”) and TSV, Inc.

10(D)(12)	Sublease Agreement dated	Exhibit 10(D)(12) to
	as of December 1, 1994	1994 10-KSB*
between TSV, Inc. and
the Registrant

10(D)(13)(a)	2001 Long-Term Stock	Appendix A to 2001
	Incentive Plan	Proxy**

_____________________________________________________________
*Incorporated herein by reference (File No. 1-07109)
**Indicates management contract or compensatory plan or arrangement

Exhibit
number	Presentation	Reference

10(D)(13)(b)	Amendment to the 2001	Filed herewith
Long-Term Stock
Incentive Plan

21	Subsidiaries of the	Exhibit 21 to 2005
	Registrant	10-KSB*

23.1	Consent of Freed Maxick &	Filed herewith
Battaglia, CPAs, P.C.
31.1	Certification of Chief Financial	Filed herewith

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
Officer pursuant to 18 U.S.C.
1350 as adopted pursuant to
Section 906 of the Sarbanes-
Oxley Act of 2002.

_____________________________________________________________
*Incorporated herein by reference (File No. 1-07109)
**Indicates management contract or compensatory plan or arrangement

The Company hereby agrees that it will furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.

Item 14.                      Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year or such information will be included by amendment to this Form 10-KSB.

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

SERVOTRONICS, INC.

March 27, 2008	By:	/s/ Nicholas D. Trbovich, President
Nicholas D. Trbovich
President, Chief Executive Officer
and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Nicholas D. Trbovich	President, Chief Executive	March 27, 2008
Nicholas D. Trbovich	Officer, Chairman of the
Board and Director

/s/ Cari L. Jaroslawsky	Chief Financial Officer,	March 27, 2008
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges	Director	March 27, 2008
Donald W. Hedges

/s/ William H. Duerig	Director	March 27, 2008
William H. Duerig

/s/ Nicholas D. Trbovich Jr.	Director	March 27, 2008
Nicholas D. Trbovich Jr.

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated balance sheets at December 31, 2007 and 2006	F3

Consolidated statements of operations for the years ended
December 31, 2007 and 2006	F4

Consolidated statements of cash flows for the years ended
December 31, 2007 and 2006	F5

Notes to consolidated financial statements	F6-F22

Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

        -F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Servotronics, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick & Battaglia, CPAs, P.C.
Buffalo, New York

March 27, 2008

        -F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

Assets	December 31,
Current assets:	2007	2006
Cash and cash equivalents	$4,879	$4,104
Accounts receivable	4,570	4,226
Inventories	8,011	6,861
Deferred income taxes	411	545
Other assets	572	563

Total current assets	18,443	16,299

Property, plant and equipment, net	5,870	5,940

Other non-current assets	218	399
	$24,531	$22,638
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$387	$384
Accounts payable	1,419	1,205
Accrued employee compensation and benefit costs	1,278	1,089
Accrued income taxes	489	47
Other accrued liabilities	298	320

Total current liabilities	3,871	3,045

Long-term debt	4,242	4,630

Deferred income taxes	412	515

Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,933,797 (1,991,600 – 2006) shares	523	523
Capital in excess of par value	13,033	13,033
Retained earnings	6,753	4,703
Accumulated other comprehensive loss	(67)	(278)
	20,242	17,981
Employee stock ownership trust commitment	(1,832)	(1,933)
Treasury stock, at cost 335,404 (251,538 – 2006) shares	(2,404)	(1,600)
Total shareholders’ equity	16,006	14,448
	$24,531	$22,638

See notes to consolidated financial statements
        -F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except per share data)

	Year Ended
	December 31,
	2007	2006

Revenue	$31,378	$24,548

Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation	23,294	18,762
Selling, general and administrative	4,184	3,616
Interest expense	255	266
Depreciation and amortization	551	617
Other income, net	(144)	(441)

	28,140	22,820

Income before income tax provision	3,238	1,728

Income tax provision	1,186	632

Net income	$2,052	$1,096

Income per share:

Basic
Net income per share	$1.06	$0.55

Diluted
Net income per share	$0.96	$0.51

        See notes to consolidated financial statements
-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Year Ended
	December 31,
	2007	2006
Cash flows related to operating activities:
Net income	$2,052	$1,096
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	551	617
Receipt of treasury shares	-	(160)
Deferred income taxes	245	(124)
Change in assets and liabilities -
Accounts receivable	(344)	(451)
Inventories	(1,150)	(303)
Other assets	(9)	367
Other non-current assets	181	249
Accounts payable	214	315
Accrued employee compensation and benefit costs	189	(27)
Other accrued liabilities	(22)	41
Non-current pension liabilities	-	(386)
Accrued income tax	442	(282)
Employee stock ownership trust payment	101	101
Net cash provided by operating activities	2,450	1,053
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(485)	(282)
Net cash used in investing activities	(485)	(282)
Cash flows related to financing activities:
Principal payments on long-term debt	(386)	(384)
Purchase of treasury shares	(804)	(920)
Net cash used in financing activities	(1,190)	(1,304)
Net increase (decrease) in cash and cash equivalents	775	(533)
Cash and cash equivalents at beginning of year	4,104	4,637
Cash and cash equivalents at end of year	$4,879	$4,104
Supplemental disclosures:

Income taxes paid	$961	$553
Interest paid	$246	$262

See notes to consolidated financial statements
-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Servotronics, Inc. and its wholly-owned subsidiaries (the “Company”).

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $646,000 and $269,000 at December 31, 2007 and 2006, respectively. Pre-production and start-up costs are expensed as incurred.

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

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

Employee stock ownership plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of long-lived assets

The Company reviews long-lived sassets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2007 and 2006.

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

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

        -F8-

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheet at December 31, 2007 or 2006, and did not recognize any interest and/or penalties in its consolidated statement of operations during the year ended December 31, 2007.

The Company's tax years for 2004, 2005, and 2006 are subject to examination by the federal and state tax authorities. During 2007, the Internal Revenue Service concluded an examination of the Company’s 2005 federal income tax return. That examination resulted in a $3,000 tax refund to the Company.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)". SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized in the company's balance sheet and changes in the funded status be reflected in comprehensive income. SFAS 158 provides for its recognition and disclosure elements to be effective as of the end of the fiscal year ending after December 15, 2006, and measurement elements of plan assets and benefit obligations to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure elements of SFAS 158 during the year ended December 31, 2006, which did not have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s consolidated financial statements.

        -F9-

Risk Factors

The aviation and aerospace industries as well as markets for the Company’s consumer products are facing new and evolving challenges on a global basis. The success of the Company depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, and other risk factors. In addition, uncertainties in today’s global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries, particularly in South and East Asia, currency policies in relation to the U.S. dollar of some major foreign exporting countries so as to maintain or increase a pricing advantage of their exports vis-à-vis U.S. manufactured goods, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company’s advanced technology and cutlery products make it difficult to predict the impact on future financial results.

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

        -F10-

2.	Inventories

	December 31,
	2007	2006
	($000’s omitted)

Raw materials and common parts, net of reserve	$3,008	$2,417
Work-in-process	3,885	3,655
Finished goods	1,118	945
	8,011	7,017
Less: common parts expected to be used
after one year (classified as long-term)	-	(156)
	$8,011	$6,861

3.	Property, plant and equipment

	December 31,
	2007	2006
	($000’s omitted)

Land	$25	$25
Buildings	6,638	6,553
Machinery, equipment and tooling	11,336	10,963
	17,999	17,541
Less accumulated depreciation and amortization	(12,129)	(11,601)
	$5,870	$5,940

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2007, accumulated amortization on the building amounted to approximately $1,900,000. The associated current and long-term liabilities are discussed in Note 4, Long-term debt, of the consolidated financial statements. Depreciation expense for the year ended December 31, 2007 and 2006 amounted to $551,000 and $617,000, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

        -F11-

4.        Long-term debt
	December 31,
	2007	2006

	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (3.62% at December 31, 2007)(A)	$3,640	$3,810

Term loan payable to a financial institution;
interest at LIBOR plus 2%, (6.91% at December 31, 2007);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	428	535

Term loan payable to a financial institution;
interest at LIBOR plus 2%, not to exceed 6.00% (6.00% at
December 31, 2007); quarterly principal payments
of $17,500; payable in full in the fourth quarter
of 2009; partially secured by equipment	290	360

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	165	183

Secured term loan payable to a government agency;
monthly principal payments of approximately $1,645 with
interest waived payable through second quarter of 2012	106	126

	4,629	5,014

Less current portion	(387)	(384)

	$4,242	$4,630

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

Principal maturities of long-term debt are as follows: 2008 - $387,000, 2009 - $539,000, 2010 - $321,000, 2011 - $323,000, 2012 - $202,000 and thereafter - $2,855,000.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2007 or 2006.

        -F12-

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2007 and 2006, the Company was in compliance with all of its debt covenants.

5.	Employee benefit plans

Employee stock ownership plan (ESOP)

Under the Company’s ESOP adopted in 1985, participating employees are awarded shares of the Company’s common stock based upon eligible compensation and minimum service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company’s common stock. The Company’s loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to the Company’s original loan. Each year the Company makes contributions to the trust which the plan’s trustees use to repay the principal and interest due the Company under the trust loan agreement. Shares held by the trust are allocated in the aggregate to participating employees in proportion to the amount of the loan repayment made by the trust to the Company. Since inception of the ESOP, approximately 433,787 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2007 and 2006, approximately 345,305 and 371,000 shares, respectively, purchased by the ESOP remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2007 and 2006. Included as a reduction to shareholders’ equity is the employee stock ownership trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

        -F13-

Defined benefit plan

During the fourth quarter of 2007, the Company settled its defined benefit plans that were terminated on October 31, 2006. The Company recognized the curtailment/settlement in accordance with FAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. In the fourth quarter of 2007 the Company paid settlements in the form of cash to employees and retirees and through the purchase of nonparticipating annuity contracts.

The following tables summarize the benefit obligations, funded status, expenses and other related disclosures related to the Plans:

Measurement date	December 31,	December 1,
Change in benefit obligation	2007	2006

Benefit obligation at prior measurement date	$512,882	$526,265
Interest cost	8,843	28,918
Actuarial loss	11,983	8,265
Benefits paid (exclusive of settlements)	-	(17,375)
Settlements	(533,708)	(34,025)
Benefit obligation at current measurement date	$-	$512,048

Change in fair value of plan assets
Plan assets at prior measurement date	$508,575	$388,623
Actual return (net of investment expenses)	(3,274)	11,600
Employer contributions	28,407	223,395
Benefits paid (exclusive of settlements)	-	(17,375)
Settlements	(533,708)	(37,841)
Plan assets at current measurement date	$-	$568,402

Funded status
Funded status	$-	$56,354
Unrecognized prior service cost	-	44,313
Unrecognized net loss	-	272,421
Unrecognized net transition obligation	-	29,638
Prepaid pension cost	$-	$402,726

Net periodic pension cost
Interest cost	$8,843	$28,918
Expected return on assets	(7,210)	(16,475)
Amortization of transition obligation	1,235	14,820
Recognized curtailment loss	6,128	19,190
Amortization of prior service cost	1,561	1,561
Recognized curtailment loss	56,335	-
Recognized settlement loss	304,011	20,614
Decrease in additional minimum liability	-	(385,601)
Net periodic pension cost (income)	$370,903	$(316,973)

        -F14-

Weighted average assumptions
Discount rate prior measurement date	5.11%	5.75%
Discount rate current measurement date	5.11%	5.75%
Rate of compensation increase	n/a	n/a
Long-term rate of return	4.00%	4.00%

Additional Financial Statement Disclosures for SFAS No. 132 (R)

Plan Assets
Cash and cash equivalents	N/A	100.00%
Total	N/A	100.00%

Accumulated benefit obligation
Projected benefit obligation (PBO)	$-	$512,048
Accumulated benefit obligation (ABO)	$-	$512,048
Plan assets	$-	$568,402
Plan assets over ABO	$-	$56,354

Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for two executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance in force at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2007 and 2006 is $181,935 and $148,575, respectively, and is being amortized into expense at a rate of approximately $20,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2007 and 2006 is approximately $67,000 and 278,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

        -F15-

6.	Income tax provision

           There are no uncertain tax positions or unrecognized tax benefits for 2007.

           The income tax provision (benefit) for income taxes included in the consolidated statement of operations consists of the following:
	2007	2006
	($000’s omitted)
Current:
Federal	$1,261	$470
State	17	135
	1,278	605
Deferred:
Federal	(296)	194
State	204	(167)
	(92)	27
	$1,186	$632

    The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

	2007	2006
Federal statutory rate	34.0%	34.0%
Permanent differences and other	(1.9%)	0.0%
State income taxes (less federal effect)	4.5%	3.0%
Effective tax rate	36.6%	37.0%

At December 31, 2007 and 2006, the deferred tax assets (liabilities) were comprised of the following:

	2007	2006
	($000’s omitted)
Inventories	$235	$174
Accrued employee compensation and benefit costs	264	172
Operating loss and credit carryforwards	17	165
Minimum pension liability	-	53
Other	10	2
Total deferred tax assets	526	566
Valuation allowance	(13)	-
Net deferred tax asset	513	566
Minimum pension liability	(70)	-
Property, plant and equipment	(444)	(536)
Total deferred tax liabilities	(514)	(536)
Net deferred tax (liability) asset	$(1)	$30

        -F16-

At December 31, 2007, the Company has New York State net operating loss carryforwards of approximately $453,000 (approximately a $21,000 net tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,606,000 (approximately a $106,000 net tax benefit) that began to expire in 2006 which is fully reserved for at December 31, 2007.

7.	Common shareholders’ equity

Common stock
Number		Capital in				Other	Total
of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
issued	Amount	par value	earnings	ESOP	stock	Loss	Equity
($000’s omitted except share amounts)

Balance December
31, 2005	2,614,506	$523	$13,033	$3,609	($2,034)	($520)	($186)	$14,425
Comprehensive income:
Net income	-	-	-	$1,096	-	-	-	$1,096
Other comprehensive
loss, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	(92)	(92)
Total comprehensive income	-	-	-	-	-	-	-	1,004
Compensation expense	-	-	-	-	101	-	-	101
Purchase/receipt of
treasury shares	-	-	-	-	-	(1,080)	-	(1,080)
Other	-	-	-	(2)	-	-	-	(2)
Balance December
31, 2006	2,614,506	$523	$13,033	$4,703	($1,933)	($1,600)	($278)	$14,448
Comprehensive income:
Net income	-	-	-	$2,052	-	-	-	$2,052
Other comprehensive
income, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	211	211
Total comprehensive income	-	-	-	-	-	-	-	2,263
Compensation expense	-	-	-	-	101	-	-	101
Purchase/receipt of
treasury shares	-	-	-	-	-	(804)	-	(804)
Other	-	-	-	(2)	-	-	-	(2)
Balance December
31, 2007	2,614,506	$523	$13,033	$6,753	($1,832)	($2,404)	($67)	$16,006

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of February 29, 2008, the Company has purchased 194,357 shares and there remain 55,643 shares available to purchase under this program.

        -F17-

Other comprehensive loss

The only component of other comprehensive loss included in equity at December 31, 2007 is $67,000 of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits. See also Note 5 Employee Benefit Plans. These amounts are shown net of income tax of $39,000 and are consistent with the adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

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

	Year Ended
	December 31,
	2007	2006
	($000’s omitted
	except per share data)

Net income	$2,052	$1,096

Weighted average common shares
outstanding (basic)	1,938	2,004

Incremental shares from assumed
conversions of stock options	196	136

Weighted average common
shares outstanding (diluted)	2,134	2,140

Basic
Net income per share	$1.06	$0.55

Diluted
Net income per share	$0.96	$0.51

        -F18-

Stock options

Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted options to certain Directors, Officers and employees. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. Prior to the adoption of SFAS 123R, the Company applied APB Opinion No. 25 and related interpretations in accounting for these Plans and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2006 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. For the years ended December 31, 2007 and 2006, there was no compensation expense recognized in earnings pursuant to the provisions of FAS 123R. At December 31, 2007, 101,000 shares of common stock were available under these plans. Options granted under these plans have durations of ten years and vesting periods ranging from immediate vesting to four (4) years.

A summary of the status of options granted under all employee plans is presented below:
Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price ($)	Life	($)

Outstanding as of December 31, 2005	513,900	4.41	6.29
Granted in 2006	-	-
Exercised in 2006	-	-
Forfeited in 2006	-	-

Outstanding as of December 31, 20065	513,900	4.41	56.29
Granted in 2007	-	-
Exercised in 2007	-	-
Forfeited in 2007	-	-

Outstanding as of December 31, 2007	513,900	4.41	4.29	5,186,539

Exercisable as of December 31, 2007	512,900	4.41	4.28	5,176,739

        -F19-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $14.50 at December 31, 2007.

Shareholders’ rights plan

During 2002, the Company’s Board of Directors adopted a shareholders’ rights plan (the “Rights Plan“) and simultaneously declared a dividend distribution of one Right for each outstanding share of the Company’s common stock outstanding at August 28, 2002. The Rights Plan replaced a previous shareholder right plan that was adopted in 1992 and expired on August 28, 2002. The Rights do not become exercisable until the earlier of (i) the date of the Company’s public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company’s common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 2007 and 2006 and future minimum payments under such leases are not significant.

9.	Litigation

There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

        -F20-

10.	Business segments

The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

Information regarding the Company’s operations in these segments is summarized as follows
($000’s omitted):
	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Year ended		Year ended		Year ended
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006
Revenues from unaffiliated customers	$17,071	$15,766	$14,307	$8,782	$31,378	$24,548
Profit (loss)	$3,750	$3,428	$1,096	$(592)	$4,846	$2,836
Depreciation and amortization	$(383)	$(445)	$(168)	$(172)	(551)	(617)
Interest expense	$(232)	$(239)	$(23)	$(27)	(255)	(266)
Other income, net	$113	$335	$31	$106	144	441
General corporate expense					(946)	(666)
Income before income tax provision					$3,238	$1,728
Identifiable assets	$15,684	$15,396	$8,846	$7,242	$24,530	$22,638
Capital expenditures	$222	$111	$263	$171	$485	$282

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $5,200,000 in 2007 and $4,700,000 in 2006. Similar contracts by the Consumer Products Group accounted for revenues of approximately $9,000,000 in 2007 and $3,300,000 in 2006. Sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 11% in 2007 and 14% in 2006. The Company also had sales to another customer that amounted to approximately 22% of total revenues in 2007 and 23% in 2006. No other single customer represented more than 10% of the Company’s revenues in any of these years.

11.	Other income

Components of other income include - interest income on cash and cash equivalents and other minor amounts not directly related to the sale of the Company’s products. In 2007, other income did not include any amount of recovery from a previously reported defalcation as compared to $220,000 before tax in 2006.

        -F21-

12.	Subsequent events

As previously reported, on January 31, 2008, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on March 14, 2008 to shareholders of record on February 20, 2008 and was approximately $348,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

As previously reported, and consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, the executive officers, directors and certain employees elected on February 4, 2008 to surrender certain unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price of the Company's common stock on the day of surrender less an administrative charge. Such transactions aggregated $771,909.

        -F22-