Form 10KSB/A
SERVOTRONICS INC /DE/
filed 2008-04-28
CIK 89140

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007                                                                                                Commission File Number 1-07109

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
Yes  ✓                      No  __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  __    No  ✓

Issuer’s revenues for its most recent fiscal year: $31,378,000

As of March 31, 2008 the aggregate market value of the voting common stock held by non-affiliates of the registrant was $30,606,019 based on the closing sales price reported by the American Stock Exchange on that day.

As of March 31, 2008 the number of $.20 par value common shares outstanding was 2,281,102.

Transitional Small Business Disclosure Format. Yes ___             No  ✓

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 to the Annual Report on Form 10-KSB of Servotronics, Inc. (the “Company”) for the fiscal year ended December 31, 2007 is being filed to provide information required by Items 9, 10, 11, 12, and 14 of Part III of the Annual Report on Form 10-KSB, rather than incorporate by reference portions of the proxy statement into Part III.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A.

For purposes of this Form 10-KSB/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-KSB/A for the year ended December 31, 2007, as filed on March 28, 2008, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in our original Form 10-KSB, except as may be required to reflect such amendments.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)         Directors.  The table below sets forth certain information regarding the directors of the Company, each of whom was elected at the Company’s 2007 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

		Position with the Company
		and Principal Occupation
		and Business Experience
Name	Age	for Past Five Years

Dr. William H. Duerig	86	Director of the Company since 1990; Physicist and Senior Program Manager for Kearfott Guidance & Navigation Corporation for more than five years prior to retirement in 1993.

Donald W. Hedges	86	Director of the Company since 1967; self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.	47	Director of the Company since 1990; Chief Operating Officer of the Company since 2007; Executive Vice President of the Company since 2006; Vice President of the Company from 1990 to 2006.

Dr. Nicholas D. Trbovich	72	Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1959.

(b)         Executive Officers.  The following is a listing of the Company’s current executive officers:

		Position with the Company
		and Principal Occupation
		and Business Experience
Name	Age	for Past Five Years

Dr. Nicholas D. Trbovich	72	See table under “Directors.”

Nicholas D. Trbovich, Jr.	47	See table under “Directors.”

Cari L. Jaroslawsky	38	Treasurer and Chief Financial Officer of the Company since 2005; CPA Consultant/Controller for the Company for more than five years prior to 2005.

Salvatore San Filippo	59	Vice President of Marketing and Sales of the Company since 2007; Director of Marketing and Sales of the Company since 2005; Director of Sales of the Company from 2002 to 2005.

Michael D. Trbovich	45	Corporate Secretary of the Company since 2005; Corporate Administration and Liaison for the Company for more than five years prior to 2005.

Nicholas D. Trbovich, Jr. and Michael D. Trbovich are the sons of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

(c)         Section 16(a) Beneficial Ownership Reporting Compliance.  Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its executive officers, directors and greater than 10% beneficial owners were timely made for 2007, except for the untimely filing of the Form 3 for Mr. San Filippo relative to his appointment as an officer.

(d)         Code of Ethics.  The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company as required by the listing standards of the AMEX. The Code is available on the Company’s website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the AMEX.

(e)         Audit Committee.  The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board has (i) determined that Dr. Duerig and Mr. Hedges are independent pursuant to the listing standards of the American Stock Exchange; and (ii) designated Dr. Duerig as the Company’s “Audit Committee financial expert.”

Item 10.	Executive Compensation.

Summary Compensation Table.  The following table contains information with respect to the annual compensation for the years ended December 31, 2007 and 2006 for the Company’s Chief Executive Officer and the two most highly compensated Executive Officers who were serving as Executive Officers at December 31, 2007 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	All Other Compen- sation (1)	Total

Dr. Nicholas D. Trbovich.............................................. Chairman, President and CEO	2007 2006	$417,767 $407,333	$55,000 $40,000	$130,759 $39,765	$603,526 $487,098

Nicholas D. Trbovich, Jr............................................... Director, Executive Vice President and COO	2007 2006	$229,607 $186,547	$45,000 $25,000	$92,020 $36,250	$366,627 $247,797

Cari L. Jaroslawsky....................................................... CFO and Treasurer(2)	2007	$130,633	$10,000	$27,597	$168,230

(1)
All Other Compensation for 2007 includes (i) an allocation of 1,089 shares of Common Stock under the Servotronics Inc.’s Employee Stock Ownership Plan (“ESOP”) for both Dr. Trbovich and Mr. Trbovich Jr. valued as of November 30, 2007 (the date of allocation), at the closing price on the AMEX of $12.40 per share; (ii) $40,433 and $38,462 for Dr. Trbovich and Mr. Trbovich Jr., respectively for vacation pay in lieu of time off pursuant to a policy that is generally applicable to all employees of the Company; (iii) $52,500, $9,809, and $14,276 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky respectively for benefit parity payments in lieu of pension related benefits that are limited by the terms of the ESOP; (iv) $7,787, $387, and $160 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky respectively for life insurance; (v) $16,540, $26,540, and $13,160 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky respectively for health insurance and medical related expenses; and (vi) $3,324 for personal use of a company car for Mr. Trbovich Jr.

(2)
Ms. Jaroslawsky has served as Treasurer and Chief Financial Officer since 2005 and is a Named Executive Officer beginning with 2007. Accordingly, her compensation for 2006 is not provided on this table.

Employment Agreements.  Dr. Trbovich and Mr. Trbovich, Jr. have employment agreements with the Company pursuant to which they are entitled to receive minimum salary compensation of $420,500 and $250,000 per annum respectively, or such greater amount as the Company’s Board of Directors may approve/ratify, and individual and spousal lifetime health and life insurance benefits. In the event of Dr. Trbovich’s or Mr. Trbovich, Jr.’s death or total disability during the term of the employment agreement, they or their respective estates are entitled to receive 50% of the compensation they are receiving from the Company at the time of their death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich or Mr. Trbovich, Jr., they are entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich or Mr. Trbovich, Jr. and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes July 1, 2010 for Dr. Trbovich and extends to and includes July 1, 2012 for Mr. Trbovich, Jr., provided, however the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, Dr. Trbovich and/or Mr. Trbovich, Jr. will be entitled to a severance payment equal to nine months’ salary and benefits.

Outstanding Equity Awards at 2007 Fiscal Year End.  The following table shows information with respect to the value of unexercised options held by the Named Executive Officers as of December 31, 2007. All of the options  granted to the Named Executive Officers were exercisable.

	Option Awards
Named Executive Officer	Number of securities underlying unexercised options (#)	Option Exercise Price	Option Expiration Date
Dr. Nicholas D. Trbovich	37,800	$8.50	03/24/2008
	37,800	$3.8125	07/07/2010
	45,000	$4.38	09/06/2011
	50,000	$2.045	04/11/2013
	25,000	$4.70	12/30/2015

Nicholas D. Trbovich Jr.	18,400	$8.50	03/24/2008
	18,400	$3.8125	07/07/2010
	24,000	$4.38	09/06/2011
	27,000	$2.045	04/11/2013
	15,000	$4.70	12/30/2015

Cari L. Jaroslawsky	7,500	$4.70	12/30/2015

Directors’ Compensation.  Under the Company’s compensation arrangements, non-employee directors are paid a yearly director’s fee of $15,000 plus a per meeting fee of $750 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the Director’s and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $4,000 plus a per-meeting fee of $550 and reimbursement of actual expenses for attendance at Audit Committee meetings.

The following table contains information with respect to the compensation paid to the non-employee directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)

William H. Duerig	$28,100	--
Donald W. Hedges	$28,100	--

(1)	Includes cash compensation earned by the Directors during the fiscal year 2007.

(2)
No options were awarded in 2007. As of December 31, 2007, each of Dr. Duerig’s and Mr. Hedges’ stock option holdings in the Company consisted of: 12,600 options with an exercise price of $8.50 expiring on March 24, 2008; 15,000 options with an exercise price of $3.8125 expiring on July 7, 2010; 16,000 options with an exercise price of $4.38 expiring on September 6, 2011; 18,000 options with an exercise price of $2.045 expiring on April 11, 2013; and 7,500 options with an exercise price of $4.70 expiring on December 30, 2015. All stock options listed in this note (2) were exercisable.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)         Security Ownership of Certain Beneficial Owners.  The following table lists the persons that owned beneficially, as of March 31, 2008, more than 5% of the outstanding shares of common stock of the Company, based on the Company’s records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Servotronics, Inc. Employee
Stock Ownership Trust (2)	773,484 (2)	33.9%
1110 Maple Street
P.O. Box 300
Elma, New York 14059

Dr. Nicholas D. Trbovich (3)	546,567 (3)	22.4%
1110 Maple Street
P.O. Box 300
Elma, New York 14059

Nicholas D. Trbovich, Jr. (4)	125,554 (4)	5.3%
1110 Maple Street
P.O. Box 300
Elma, New York 14059

Harvey Houtkin (5)	352,088(5)	15.4%
160 Summit Avenue
Montvale, New Jersey 07645

_________________
(1)
Percent of class is based upon 2,281,102 shares of Common Stock outstanding as of March 31, 2008 plus, in the case of Dr. Trbovich and Nicholas D. Trbovich, Jr., the shares underlying their stock options, all of which are presently exercisable.

(2)
The trustees of the Servotronics, Inc. Employee Stock Ownership Trust (the “ESOT”) -- Dr. Nicholas D. Trbovich and Nicholas D. Trbovich, Jr. -- direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant’s shares. As of March 31, 2008, approximately 428,179 shares have been allocated to the accounts of participants and approximately 345,305 shares remain unallocated.

(3)
This amount includes (i) 34,309 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) 157,800 shares which Dr. Trbovich has the right to acquire under stock options which are currently exercisable; and (iii) approximately 45,434 shares allocated to Dr. Trbovich’s account under the ESOT. These amounts do not include the shares beneficially owned by certain of Dr. Trbovich’s other relatives. Also, except as set forth in this note (3), does not include shares held by the ESOT as to which Dr. Trbovich serves as one of the two trustees. See note (2) above.

(4)
This amount includes (i) 84,400 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable and; (ii) approximately 25,340 shares allocated to Mr. Trbovich, Jr.’s account under the ESOT. Except as set forth in the preceding sentence, does not include shares held by the ESOT as to which Mr. Trbovich, Jr. serves as one of two trustees. See note (2) above.

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

(b)         Security Ownership of Management.  The following table sets forth, as of March 31, 2008, information as to the beneficial ownership of shares of common stock of the Company held by each director, executive officer and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person, except as otherwise indicated):

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Dr. Nicholas D. Trbovich	546,567	(2)	22.4%

Nicholas D. Trbovich, Jr.	125,554	(3)	5.3%

Donald W. Hedges	61,236	(4)	2.6%

Dr. William H. Duerig	60,093	(5)	2.6%

Cari L. Jaroslawsky	2,000	(6)	0.1%

Salvatore San Filippo	4,398	(7)	0.2%

Michael D. Trbovich	28,555	(8)	1.2%

All directors and
officers as a group	1,233,561	(9)	39.8%

 ______________
(1)	Percent of class is based upon 2,281,102 shares of Common Stock outstanding as of March 31, 2008 plus the number of shares subject to stock options held by the indicated person or group.

(2)	See note (9) below and note (3) to the table in “Security Ownership of Certain Beneficial Owners.”

(3)	See note (9) below and note (4) to the table in “Security Ownership of Certain Beneficial Owners.”

(4)
This amount includes 56,500 shares which Mr. Hedges has the right to acquire under stock options which are currently exercisable. Mr. Hedges has sole voting and investment power with respect to 4,261 shares and shared voting and investment power with respect to 475 shares.

(5)	This amount includes 56,500 shares which Dr. Duerig has the right to acquire under stock options which are currently exercisable.

(6)	This amount includes 1,000 shares which Ms. Jaroslawsky has the right to acquire under stock options which are currently exercisable.

(7)
This amount includes (i) 1,000 shares which Mr. San Filippo has the right to acquire under stock options which are currently exercisable; and (ii) approximately 2,398 shares allocated to Mr. San Filippo’s account under the ESOT.

(8)
This amount includes (i) 18,500 shares which Mr. Trbovich has the right to acquire under stock options which are currently exercisable; and (ii) approximately 8,519 shares allocated to Mr. Trbovich’s account under the ESOT.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders..................................	333,000	$3.503	17,000
Equity compensation plans not approved by security holders.............................	180,900	$6.072	84,100
Total…...................................................	513,900 =======	$4.407	101,100 =======

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Nicholas D. Trbovich, Jr., Executive Vice President and Chief Operating Officer of the Company, is an inventor or co-inventor of certain issued patents and patent pending applications that are used in the business of a subsidiary of the Company. The patents have been and are currently used by the subject subsidiary on a royalty-free basis with Mr. Trbovich, Jr.’s consent.

The Board has determined that Dr. Duerig and Mr. Hedges are independent pursuant to the listing standards of the AMEX. The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board does not have a standing nominating or compensation committee. The Board of Directors approves/ratifies all director nominees after they are determined by the independent directors. Additionally, the independent directors determine the compensation of the Chief Executive Officer and determine/recommend the compensation for all other Executive Officers and such determinations/recommendations are then subsequently submitted to the full Board of Directors for approval/ratification.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Freed Maxick & Battaglia, CPAs, PC, (“FM&B”) and RSM McGladrey for fiscal years 2007 and 2006.

	2007	2006
Audit Fees (1) ................................	$74,950	$71,050
Tax Fees (2).....................................	35,806	33,223
All Other Fees (3)...........................	5,759	1,446
Total.................................................	$116,515	$105,719

_________________
(1)
Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Tax fees principally included fees for tax preparation and tax consulting services.

(3)	Primarily for SEC compliance and assistance.

The Audit Committee pre-approves audit and non-audit services provided by FM&B and RSM McGladrey.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

Date: April 28, 2008	By:	/s/ Cari L. Jaroslawsky, Treasurer and CFO
Cari L. Jaroslawsky, Treasurer and
Chief Financial Officer

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.