Form 10-Q
period 2008-05-12
SERVOTRONICS INC /DE/
filed 2008-05-15
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2008

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 1 - 07109

SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0837866
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1110 Maple Street, Elma, New York 14059-0300
(Address of principal executive offices)

716-655-5990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X .    No __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____:  No       X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.20 par value	2,281,102

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,016	$4,879
Accounts receivable	4,970	4,570
Inventories	7,770	8,011
Deferred income taxes	411	411
Other assets	838	572
Total current assets	18,005	18,443
Property, plant and equipment, net	5,849	5,870
Other non-current assets	216	218
	$24,070	$24,531

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$387	$387
Accounts payable	1,395	1,419
Accrued employee compensation and benefit costs	1,325	1,278
Accrued income taxes	247	489
Other accrued liabilities	371	298
Total current liabilities	3,725	3,871
Long-term debt	4,187	4,242
Deferred income taxes	412	412
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,935,797 (1,933,797 – 2007) shares	523	523
Capital in excess of par value	13,033	13,033
Retained earnings	6,478	6,753
Accumulated other comprehensive loss	(67)	(67)
	19,967	20,242
Employee stock ownership trust commitment	(1,832)	(1,832)
Treasury stock, at cost 333,404 (335,404 – 2007) shares	(2,389)	(2,404)
Total shareholders’ equity	15,746	16,006
	$24,070	$24,531

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$8,985	$6,530

Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation	6,468	5,117
Selling, general and administrative	1,023	911
Interest	47	62
Depreciation and amortization	140	139
Other income, net	(38)	(34)
	7,640	6,195

Income before income tax provision	1,345	335
Income tax provision	492	131
Net income	$853	$204

Income per share:
Basic
Net income per share	$0.44	$0.1

Diluted
Net income per share	$0.4	$0.1

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows related to operating activities:
Net income	$853	$204
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	140	139
Change in assets and liabilities -
Accounts receivable	(400)	213
Inventories	241	(401)
Other assets	(267)	(157)
Other non-current assets	2	24
Accounts payable	(24)	278
Accrued employee compensation and benefit costs	47	165
Accrued income taxes	(242)	(31)
Other accrued liabilities	73	(105)
Net cash provided by operating activities	423	329

Cash flows related to investing activities:
Capital expenditures - property, plant and
equipment	(119)	(79)

Net cash used in investing activities	(119)	(79)

Cash flows related to financing activities:
Principal payments on long-term debt	(54)	(54)
Purchase of treasury shares	-	(303)
Cash dividend	(348)	-
Purchase of stock options	(772)	-
Proceeds from exercise of stock options	7	-

Net cash used in financing activities	(1,167)	(357)

Net decrease in cash and cash equivalents	(863)	(107)

Cash and cash equivalents at beginning of period	4,879	4,104

Cash and cash equivalents at end of period	$4,016	$3,997

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions with respect to net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $561,000 and $646,000 at March 31, 2008 and December 31, 2007, respectively. Pre-production and start-up costs are expensed as incurred.

Shipping and handling costs

Shipping and handling costs are classified as a component of cost of goods sold.

Property, plant and equipment

Property, plant and equipment is carried at cost; expenditures for new facilities and equipment, and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are expensed as incurred. Upon disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included on the statements of operations as other income, net.

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

Supplemental cash flow information

Income taxes paid during the three months ended March 31, 2008 and 2007 amounted to approximately $740,000 and $167,000, respectively. Interest paid during the three months ended March 31, 2008 and 2007 amounted to approximately $58,000 and $62,000, respectively.

Employee stock ownership plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2008 and December 31, 2007.

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

Research and development costs

Research and development costs are expensed as incurred as defined in SFAS No. 2, “Accounting for Research and Development Costs.”

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheet at March 31, 2008 or December 31, 2007, and did not recognize any interest and/or penalties in its consolidated statement of operations during the three month periods ended March 31, 2008 and 2007.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the provisions of SFAS No. 159 on the Company’s consolidated financial statements.

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

3.	Inventories
		March 31,	December 31,
		2008	2007
		($000’s omitted)

	Raw materials and common parts, net of reserve	$2,342	$2,361
	Work-in-process	4,420	4,532
	Finished goods	1,008	1,118
		$7,770	$8,011
4.	Property, plant and equipment

		March 31,	December 31,
		2008	2007
		($000’s omitted)

	Land	$25	$25
	Buildings	6,653	6,638
	Machinery, equipment and tooling	11,438	11,336
		18,116	17,999
	Less accumulated depreciation and amortization	(12,267)	(12,129)
		$5,849	$5,870

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2008 and December 31, 2007, accumulated amortization on the building amounted to approximately $1,917,000 and $1,900,000, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-term debt, of the consolidated financial statements. Depreciation expense for the three months ended March 31, 2008 and March 31, 2007 amounted to $140,000 and $139,000, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.	Long-term debt
		March 31,	December 31,
		2008	2007
		($000’s omitted)
	Industrial Development Revenue Bonds; secured by an equivalent
	letter of credit from a bank with interest payable monthly
	at a floating rate (2.41% at March 31, 2008)(A)	$3,640	$3,640

	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, (6.91% at March 31, 2008);
	quarterly principal payments of $26,786 through the
	fourth quarter of 2011	401	428

	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, not to exceed 6.00% (4.70% at
	March 31, 2008); quarterly principal payments
	of $17,500; payable in full in the fourth quarter
	of 2009; partially secured by equipment	273	290

	Secured term loan payable to a government agency;
	monthly payments of $1,950 including interest
	fixed at 3% payable through fourth quarter of 2015	160	165

	Secured term loan payable to a government agency;
	monthly principal payments of approximately $1,800 with
	interest waived payable through second quarter of 2012	100	106
		4,574	4,629
	Less current portion	(387)	(387)
		$4,187	$4,242

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

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at March 31, 2008 and December 31, 2007.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2008 and December 31, 2007, the Company was in compliance with all of its debt covenants.

6.           Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements.  The Company did not have any unrecognized tax benefits as of December 31, 2007 or March 31, 2008.

If interest and penalties would need to be accrued related to unrecognized tax obligations, it is the Company’s policy to recognize interest and penalties accrued related to unrecognized tax obligations as a component of income taxes. The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction, New York State and Pennsylvania. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

During the second quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for the year 2005. In the third quarter of 2007, the IRS examination was completed and settled resulting in a $3,000 refund to the Company.

7.           Common shareholders’ equity

	Common stock				$000’s omitted)
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders’
	issued	Amount	par value	earnings	ESOP	stock	loss	equity
Balance December 31, 2007	2,614,506	$523	$13,033	$6,75	($1,832)	($2,404)	($67)	$16,006
Net income	-	-	-	853	-	-	-	853
Cash dividend	-	-	-	(348)	-	-	-	(348)
Purchase of stock options	-	-	-	(772)	-	-	-	(772)
Exercise of stock options	-	-	-	(8)	-	15	-	7
Balance March 31, 2008	2,614,506	$523	$13,033	$6,478	($1,832)	($2389)	($67)	$15,746

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2008, the Company has purchased 194,357 shares and there remain 55,643 shares available to purchase under this program. No shares were purchased pursuant to this authorization in the quarter ended March 31, 2008.

As previously reported, on January 31, 2008, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on March 14, 2008 to shareholders of record on February 20, 2008 and was approximately $348,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

As previously reported, and consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, the Company reduced the number of stock options outstanding through a cash payment equal to the difference between the option exercise price and the average of the high and the low market price of the Company's common stock on the day of surrender less an administrative charge.

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

	Three Months Ended
	March 31,
	2008	2007
	($000’s omitted except per share data)
Net income	$853	$204
Weighted average common shares
outstanding (basic)	1,935	1,979
Incremental shares from assumed
conversions of stock options	208	164
Weighted average common
shares outstanding (diluted)	2,143	2,143
Basic
Net income per share	$0.44	$0.1
Diluted
Net income per share	$0.4	$0.1

8.           Business segments

The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in the ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and various government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

Information regarding the Company’s operations in these segments is summarized as follows

($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Revenues from unaffiliated customers	$4,647	$3,930	$4,338	$2,600	$8,985	$6,530
Profit (loss)	$1,103	$924	$627	$(256)	$1,730	$668
Interest expense	$(42)	$(56)	$(5)	$(6)	(47)	(62)
Depreciation and amortization	$(97)	$(97)	$(43)	$(42)	(140)	(139)
Other income, net	$28	$29	$10	$5	38	34
General corporate expense					(236)	(166)
Income before income tax provision					$1,345	$335
Capital expenditures	$102	$51	$17	$37	$119	$79

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007	2008	2007

Identifiable assets	$14,421	$15,685	$9,649	$8,846	$24,070	$24,531

9.           Other income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three month period ended March 31, 2008 and for the comparable period ended March 31, 2007, approximately 49% and 34% respectively of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have increased approximately $2,139,000 when comparing the three month results of 2008 to 2007 primarily due to increased shipments on previously reported contracts for CPG-developed products. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

The Aerospace Industries Association (AIA) and various other sources indicate that the aircraft market continues to be fundamentally strong based on current aircraft backlog and aircraft order rates, which are anticipated to remain so in 2008. The Company’s Advanced Technology Group revenue increased for the three months ended March 31, 2008 compared to the same period in 2007 due to a general increase amid existing and new customers as well as across various product lines. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new – both domestic and foreign - markets that are consistent with its core competencies.

The Company’s Consumer Products Group develops products for government and military applications. Forecasted procurements for certain of these items are forming the basis for possible volatile deliveries in 2008. Procurement proposals and product development activities are ongoing. The CPG has contracts for CPG developed products for the military that require deliveries in 2008 and into 2009.

See also Note 8, Business segments, of the consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following table sets forth for the period indicated the percentage relationship of certain items in the consolidated statement of operations to revenues and the period to period dollar ($000’s omitted) and percentage increase or decrease of such items as compared to the indicated prior period.

	Relationship to		Period to	Period to
	net revenues		period $	period %
	three months ended		increase	increase
	March 31,		(decrease)	(decrease)
	2008	2007	08-07	08-07
Revenues
Advanced Technology Group	51.70%	60.20%	$717	18.20%
Consumer Products Group	48.3	39.8	1,738	66.8
	100	100	2,455	37.6
Cost of goods sold, exclusive of
depreciation	72	78.4	1,351	26.4
Gross profit	28	21.6	1,104	78.1
Selling, general and administrative	11.4	14	112	12.3
Interest	0.5	0.9	(15)	(24.2)
Depreciation and amortization	1.6	2.1	1	0.7
Other income, net	(0.4)	(0.5)	4	11.8
	13.1	16.5	94	8.7
Income before income tax provision	14.9	5.1	1,010	301.5
Income tax provision	5.4	2	361	275.6
Net income	9.50%	3.10%	$649	318.10%

The Company’s consolidated revenues increased approximately $2,455,000 for the three month period ended March 31, 2008 when compared to the same three month period in 2007. The increase in revenue is the result of increased shipments for commercial and government applications at the ATG as well as increased government related shipments of CPG products.

As shown in the above table, gross profit and gross profit percentage for the three month period ended March 31, 2008 increased as compared to the same three month period in 2007. Increased sales volume as well as the current mix of products sold within the ATG and CPG and the composition of ATG and CPG sales to the total consolidated sales are primarily the source for the dollar value and percentage increase in gross profit.

Selling, general and administrative (SG&A) expenses increased by approximately 12.3% for the three month period ended March 31, 2008 when compared to the same three month period in 2007. The increase in SG&A is primarily due to increased expenses associated with business development activities as well as increased employee compensation expenses.

Interest expense decreased for the three month period ended March 31, 2008 when compared to the same three month period in 2007 as average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt and the average industry lending rate does not increase. See also Note 5, Long-term debt, of the consolidated financial statements for information on long-term debt.

Depreciation and amortization expense remained approximately constant for the three month period ended March 31, 2008 when compared to the same three month period in 2007 due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of significant accounting policies, of the consolidated financial statements) as well as the timing amount and nature of capital expenditures and their full amortization date thereof.

The Company’s effective tax rate was 36.6% in the first quarter of 2008 as compared to 39.0% for the three month period ended March 31, 2007. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionments formula.

See also Note 6, Income taxes, of the consolidated financial statements for information concerning income tax.

Net income increased $649,000 when comparing the three month period ended March 31, 2008 to the same three months period in 2007. The increase in income is the result of increased sales at both the ATG and CPG for products with favorable margins as well as cost containment activities and a reduction in the effective income tax rate.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At March 31, 2008, the Company had working capital of approximately $14.3 million of which approximately $4.0 million was comprised of cash and cash equivalents. The Company generated approximately $423,000 in cash from operations during the quarter ended March 31, 2008 as compared to $329,000 in the first quarter of 2007. Cash is generated from operations through an increase in net income as previously discussed as well as increases in certain pre-paid and accrual items. The primary uses of cash for the Company’s operating activities for the three months ended March 31, 2008 were for increases in accounts receivable of $400,000 as well as payments of approximately $734,000 in income taxes.

The Company’s primary use of cash in its financing and investing activities in the first three months of 2008 related to capital expenditures for equipment, principle payments on long-term debt as well as approximately $348,000 in a cash dividend paid on March 14, 2008 to shareholders of record on February 20, 2008. The Company also expended $772,000 to purchase outstanding stock options.

At March 31, 2008, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at March 31, 2008. If needed, this can be used to fund cash flow required for operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

     None.

Item 1A.                   RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 - March, 31, 2008	-	-	-	55,643

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                      OTHER INFORMATION

None.

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

FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

Date: May 15, 2008	By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer