Form 10-Q
period 2008-06-30
SERVOTRONICS INC /DE/
filed 2008-08-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                         ;        No          X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.20 par value	2,281,102

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,959	$4,879
Accounts receivable	4,727	4,570
Inventories	8,803	8,011
Deferred income taxes	411	411
Other assets	845	572

Total current assets	18,745	18,443

Property, plant and equipment, net	5,777	5,870

Other non-current assets	213	218

	$24,735	$24,531
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$387	$387
Accounts payable	1,479	1,419
Accrued employee compensation and benefit costs	1,501	1,278
Accrued income taxes	189	489
Other accrued liabilities	298	298

Total current liabilities	3,854	3,871

Long-term debt	4,133	4,242

Deferred income taxes	412	412

Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
Outstanding 1,935,797 (1,933,797 – 2007) shares	523	523
Capital in excess of par value	13,033	13,033
Retained earnings	7,068	6,753
Accumulated other comprehensive loss	(67)	(67)
	20,557	20,242
Employee stock ownership trust commitment	(1,832)	(1,832)
Treasury stock, at cost 333,404 (335,404 – 2007) shares	(2,389)	(2,404)
Total shareholders’ equity	16,336	16,006
	$24,735	$24,531

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$7,732	$8,374	$16,717	$14,904

Costs, expenses and other income:
Cost of goods sold, exclusive
of depreciation	5,617	6,477	12,085	11,594
Selling, general and administrative	1,021	1,011	2,044	1,922
Interest	40	64	87	126
Depreciation and amortization	141	141	281	280
Other income, net	(15)	(37)	(53)	(71)
	6,804	7,656	14,444	13,851

Income before income tax provision	928	718	2,273	1,053

Income tax provision	340	279	832	410

Net income	$588	$439	$1,441	$643

Income per share:

Basic
Net income per share	$0.30	$0.23	$0.74	$0.33

Diluted
Net income per share	$0.27	$0.21	$0.67	$0.30

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows related to operating activities:
Net income	$1,441	$643
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	281	280
Change in assets and liabilities -
Accounts receivable	(157)	(292)
Inventories	(792)	(856)
Other assets	(273)	(158)
Other non-current assets	5	91
Accounts payable	60	746
Accrued employee compensation and benefit costs	223	486
Accrued income taxes	(300)	121
Other accrued liabilities	(1)	(23)

Net cash provided by operating activities	487	1,038

Cash flows related to investing activities:
Capital expenditures - property, plant and
Equipment	(186)	(129)

Net cash used in investing activities	(186)	(129)

Cash flows related to financing activities:
Principal payments on long-term debt	(108)	(107)
Purchase of treasury shares	-	(804)
Cash dividend	(348)	-
Purchase of stock options	(772)	-
Proceeds from exercise of stock options	7	-

Net cash used in financing activities	(1,221)	(911)

Net decrease in cash and cash equivalents	(920)	(2)

Cash and cash equivalents at beginning of period	4,879	4,104

Cash and cash equivalents at end of period	$3,959	$4,102

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions with respect to net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $542,000 and $646,000 at June 30, 2008 and December 31, 2007, respectively. Pre-production and start-up costs are expensed as incurred.

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

Supplemental cash flow information

Income taxes paid during the three months ended June 30, 2008 and 2007 amounted to approximately $404,000 and $135,000, respectively, and amounted to $1,138,000 and $302,000 for the six months ended June 30, 2008 and 2007, respectively. Interest paid during the three months ended June 30, 2008 and 2007 amounted to approximately $44,000 and $63,000, respectively, and amounted to $102,000 and $125,000 for the six months June 30, 2008 and 2007, respectively.

Employee stock ownership plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2008 and December 31, 2007.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheet at June 30, 2008 or December 31, 2007, and did not recognize any interest and/or penalties in its consolidated statement of operations during the three or six month periods ended June 30, 2008 and 2007.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to adopt the provisions of FAS 159 on the Company’s consolidated financial statements.

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

3.           Inventories

	June 30,	December 31,
	2008	2007
	($000’s omitted)

Raw materials and common parts, net of reserve	$2,535	$2,361
Work-in-process	5,273	4,532
Finished goods	995	1,118
	$8,803	$8,011

4.           Property, plant and equipment

	June 30,	December 31,
	2008	2007
	($000’s omitted)

Land	$25	$25
Buildings	6,668	6,638
Machinery, equipment and tooling	11,491	11,336
	18,184	17,999
Less accumulated depreciation and amortization	(12,407)	(12,129)
	$5,777	$5,870

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2008 and December 31, 2007, accumulated amortization on the building amounted to approximately $1,953,000 and $1,883,000, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-term debt, of the consolidated financial statements. Depreciation expense for the three months ended June 30, 2008 and 2007 amounted to $141,000 for both periods and $281,000 and $280,000 for the six months ended June 30, 2008 and 2007, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.           Long-term debt

	June 30,	December 31,
	2008	2007
	($000’s omitted)

Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (1.75% at June 30, 2008)(A)	$3,640	$3,640

Term loan payable to a financial institution;
Interest at LIBOR plus 2%, (4.46% at June 30, 2008);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	375	428

Term loan payable to a financial institution;
interest at LIBOR plus 2%, not to exceed 6.00% (4.79% at
June 30, 2008); quarterly principal payments
of $17,500; payable in full in the fourth quarter
of 2009; partially secured by equipment	255	290

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	155	165

Secured term loan payable to a government agency;
monthly principal payments of approximately $1,800 with
interest waived payable through second quarter of 2012	95	106

	4,520	4,629

Less current portion	(387)	(387)

	$4,133	$4,242

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

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2008 and December 31, 2007.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2008 and December 31, 2007, the Company was in compliance with all of its debt covenants.

6.           Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements.  The Company did not have any unrecognized tax benefits or obligations as of December 31, 2007 or June 30, 2008.

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

7.           Common shareholders’ equity

	Common stock				($000’s omitted)
	Number		Capital in				Other	Total
	Of shares		Excess of	Retained		Treasury	comprehensive	shareholders’
	Issued	Amount	par value	earnings	ESOP	stock	loss	equity
Balance December 31, 2007	2,614,506	$523	$13,033	$6,753	$(1,832)	$(2,404)	$(67)	$16,006
Net income	-	-	-	1,441	-	-	-	1,441
Cash dividend	-	-	-	(348)	-	-	-	(348)
Purchase of stock options	-	-	-	(772)	-	-	-	(772)
Exercise of stock options	-	-	-	(8)	-	15	-	7
Other	-	-	-	2	-	-	-	2
Balance June 30, 2008	2,614,506	$523	$13,033	$7,068	$(1,832)	$(2,389)	$(67)	$16,336

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2008, the Company has purchased 194,357 shares and there remain 55,643 shares available to purchase under this program. No shares were purchased pursuant to this authorization in the quarter ended June 30, 2008.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($000’s omitted except per share data)

Net income	$588	$439	$1,441	$643
Weighted average common shares
outstanding (basic)	1,936	1,941	1,935	1,960
Incremental shares from assumed
conversions of stock options	206	169	207	167
Weighted average common
shares outstanding (diluted)	2,142	2,110	2,142	2,127
Basic
Net income per share	$0.30	$0.23	$0.74	$0.33
Diluted
Net income per share	$0.27	$0.21	$0.67	$0.30

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

Information regarding the Company’s operations in these segments is summarized as follows

($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Revenues from unaffiliated customers	$9,894	$8,386	$6,823	$6,518	$16,717	$14,904
Profit (loss)	$2,740	$1,871	$320	$(150)	$3,060	$1,721
Interest expense	$(78)	$(114)	$(9)	$(12)	(87)	(126)
Depreciation and amortization	$(195)	$(193)	$(86)	$(87)	(281)	(280)
Other income, net	$36	$58	$17	$13	53	71
General corporate expense					(472)	(333)
Income before income tax provision					$2,273	$1,053
Capital expenditures	$168	$66	$18	$63	$186	$129

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007

Identifiable assets	$15,280	$15,685	$9,455	$8,846	$24,735	$24,531

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Revenues from unaffiliated customers	$5,247	$4,456	$2,485	$3,918	$7,732	$8,374
Profit (loss)	$1,638	$946	$(308)	$106	$1,330	$1,052
Interest expense	$(36)	$(58)	$(4)	$(6)	(40)	(64)
Depreciation and amortization	$(98)	$(97)	$(43)	$(44)	(141)	(141)
Other income, net	$8	$30	$7	$7	15	37
General corporate expense					(236)	(166)
Income before income tax provision					$928	$718
Capital expenditures	$66	$15	$1	$33	$67	$48

9.           Other income

    Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three months ended June 30, 2008 and 2007 approximately 37% and 47%, respectively, and 43% and 41% for the six months ended June 30, 2008 and 2007, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

The Aerospace Industries Association (AIA) and various other sources indicate that the aircraft market continues to be fundamentally strong based on current aircraft backlog and aircraft order rates, which are anticipated to remain so in 2008. The Company’s Advanced Technology Group revenue increased for the three and six months ended June 30, 2008 compared to the same period in 2007 due to a general increase amid existing and new customers as well as across various product lines. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new – both domestic and foreign - markets that are consistent with its core competencies.

The Company’s Consumer Products Group develops products for government and commercial applications. Forecasted procurements for certain of these items are forming the basis for possible volatile deliveries into 2009.

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

	Relationship to		Period to	Period to	Relationship to		Period to	Period to
	net revenues		period$	period%	net revenues		period %	period %
	three months ended		increase	increase	six months ended		increase	increase
	June 30,		(decrease)	(decrease)	June 30,		(decrease)	(decrease)
	2008	2007	08-07	08-07	2008	2007	08-07	08-07
Revenues
Advanced Technology Group	67.9%	53.2%	$791	17.8%	59.2%	56.3%	$1,508	18.0%
Consumer Products Group	32.1	46.8	(1,433)	(36.6)	40.8	43.7	305	4.7
	100.0	100.0	(642)	(7.7)	100.0	100.0	1,813	12.2
Cost of goods sold, exclusive of
depreciation	72.6	77.3	(860)	(13.3)	72.3	77.8	491	4.2
Gross profit	27.4	22.7	218	11.5	27.7	22.2	1,322	39.9
Selling, general and administrative	13.2	12.1	10	1.0	12.2	12.9	122	6.3
Interest	0.5	0.8	(24)	(37.5)	0.5	0.8	(39)	(31.0)
Depreciation and amortization	1.8	1.7	0	0.0	1.7	1.9	1	0.4
Other income, net	(0.2)	(0.4)	22	(59.5)	(0.3)	(0.5)	(18)	(25.4)
	15.3	14.2	8	0.7	14.1	15.1	66	4.5
Income before income tax provision	12.1	8.5	210	29.2	13.6	7.1	1,220	115.9
Income tax provision	4.5	3.3	61	21.9	5.0	2.8	422	102.9
Net income	7.6%	5.2%	$149	33.9%	8.6%	4.3%	$798	124.1%

The Company’s consolidated revenues increased approximately $1,813,000 for the six month period ended June 30, 2008 when compared to the same six month period in 2007 while the Company’s consolidated revenues decreased approximately $642,000 for the three month period ended June 30, 2008 when compared to the same three month period in 2007. During the three and six month periods ended June 30, 2008, sales of the Company’s ATG products for both government and commercial applications increased when compared to the same periods of 2007. The Company’s CPG shipments increased for the six month period ended June 30, 2008 when compared to the same period of 2007, but decreased for the three month period ended June 30, 2008 when compared to the same three month period of 2007. The decrease in the CPG sales is the result of anticipated volatility in forecasted procurement of government contracts. In particular, certain Government contracts which represented approximately 60% of CPG revenues for the above comparative six month periods have completed.

As shown in the above table, gross profit and gross profit percentage for the three and six month periods ended June 30, 2008 increased as compared to the same three and six month periods in 2007. Increased sales volume as well as the current mix of products sold within the ATG segment are primarily the source for the dollar value and percentage increase in gross profit. The increases in revenues and margins at the ATG segment were partially offset by gross margin losses at the CPG segment during the current three month quarter due to the completion of two Government contracts.

Selling, general and administrative (SG&A) expenses increased by approximately 6.3% for the six month period ended June 30, 2008 when compared to the same six month period in 2007 while the three month period ended June 30, 2008 showed only a 1.0% increase when compared to the same three month period in 2007. The increase in SG&A is primarily due to increased expenses associated with business development activities as well as increased employee compensation expenses.

Interest expense decreased for the three and six month periods ended June 30, 2008 when compared to the same three and six month periods in 2007 as average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt and the average industry lending rate does not increase. See also Note 5, Long-term debt, of the consolidated financial statements for information on long-term debt.

Depreciation and amortization expense remained approximately constant for the three and six month periods ended June 30, 2008 when compared to the same three and six month periods in 2007. Interest expense is affected by the variable estimated useful lives of depreciable property (as identified in Note 2, Summary of significant accounting policies, of the consolidated financial statements) as well as the timing amount and nature of capital expenditures and their full amortization date thereof.

The Company’s effective tax rate was 36.6% in the second quarter of 2008 as compared to 39.0% for the six month period ended June 30, 2007. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionments formula.

See also Note 6, Income taxes, of the consolidated financial statements for information concerning income tax.

Net income increased $149,000 and $798,000, respectively, when comparing the three and six month periods ended June 30, 2008 to the same three and six months periods in 2007. The increase in income is the result of increased sales in the six month period ended June 30, 2008 at both the ATG and CPG for products with favorable margins as well as cost containment activities and a reduction in the effective income tax rate.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At June 30, 2008, the Company had working capital of approximately $14.9 million of which approximately $4.0 million was comprised of cash and cash equivalents. The Company generated approximately $487,000 in cash from operations during the six months ended June 30, 2008 as compared to $1,038,000 during the six months ended June 30, 2007. Cash was generated from operations through an increase in net income as previously discussed as well as increases in certain employee benefit accrual items. The primary reasons for the increase in the uses of cash for the Company’s operating activities for the three month and six month periods ended June 30, 2008 was related to payments of approximately $1,123,000 in income taxes and increases in accounts receivable and inventory costs aggregating $949,000 attributed to the increase in revenue volume.

The Company’s primary use of cash in its financing and investing activities in the first six months of 2008 related to capital expenditures for equipment, principle payments on long-term debt as well as approximately $348,000 in a cash dividend paid on March 14, 2008 to shareholders of record on February 20, 2008. The Company also expended $772,000 to purchase outstanding stock options.

At June 30, 2008, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at June 30, 2008. If needed, this can be used to fund cash flow required for operations.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and six month periods ended June 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

None.

Item 1A.                 RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – June 30, 2008	-	-	-	55,643

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

Date: August 14, 2008

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer