Form 10-Q
period 2008-11-11
SERVOTRONICS INC /DE/
filed 2008-11-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X   ;  No ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  o   Non-accelerated filer o   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Yes ___;  No    X   .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                           Outstanding at October 31, 2008
   Common Stock, $.20 par value                                                                                                                 2,238,316

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)
	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,088	$4,879
Accounts receivable	4,975	4,570
Inventories	9,284	8,011
Deferred income taxes	411	411
Other assets	874	572
Total current assets	19,632	18,443
Property, plant and equipment, net	5,752	5,870
Other non-current assets	211	218
	$25,595	$24,531
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$387	$387
Accounts payable	1,621	1,419
Accrued employee compensation and benefit costs	1,560	1,278
Accrued income taxes	535	489
Other accrued liabilities	298	298
Total current liabilities	4,401	3,871
Long-term debt	4,080	4,242
Deferred income taxes	412	412
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,905,797 (1,933,797 – 2007) shares	523	523
Capital in excess of par value	13,033	13,033
Retained earnings	7,673	6,753
Accumulated other comprehensive loss	(67)	(67)
	21,162	20,242
Employee stock ownership trust commitment	(1,832)	(1,832)
Treasury stock, at cost 363,404 (335,404 – 2007) shares	(2,628)	(2,404)
Total shareholders’ equity	16,702	16,006
	$25,595	$24,531

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Revenues	$7,818	$8,464	$24,535	$23,368

Costs, expenses and other income:
Cost of goods sold, exclusive
of depreciation	5,568	6,565	17,653	18,159
Selling, general and administrative	1,139	1,018	3,183	2,940
Interest	42	62	129	188
Depreciation and amortization	129	129	410	409
Other income, net	(14)	(33)	(67)	(104)

	6,864	7,741	21,308	21,592
Income before income tax provision	954	723	3,227	1,776

Income tax provision	349	247	1,181	657

Net income	$605	$476	$2,046	$1,119

Income per share:

Basic
Net income per share	$0.31	$0.25	$1.06	$0.58

Diluted
Net income per share	$0.29	$0.22	$0.96	$0.53

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows related to operating activities:
Net income	$2,046	$1,119
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	410	409
Change in assets and liabilities -
Accounts receivable	(405)	(271)
Inventories	(1,273)	(718)
Other assets	(302)	(243)
Other non-current assets	7	134
Accounts payable	202	188
Accrued employee compensation and benefit costs	282	622
Accrued income taxes	46	(26)
Other accrued liabilities	-	1

Net cash provided by operating activities	1,013	1,215

Cash flows related to investing activities:
Capital expenditures - property, plant and
equipment	(287)	(207)

Net cash used in investing activities	(287)	(207)

Cash flows related to financing activities:
Principal payments on long-term debt	(165)	(161)
Purchase of treasury shares	(239)	(804)
Cash dividend	(348)	-
Purchase of stock options	(772)	-
Proceeds from exercise of stock options	7	-

Net cash used in financing activities	(1,517)	(965)

Net (decrease) increase in cash and cash equivalents	(791)	43

Cash and cash equivalents at beginning of period	4,879	4,104

Cash and cash equivalents at end of period	$4,088	$4,147

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions with respect to net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $527,000 and $646,000 at September 30, 2008 and December 31, 2007, respectively. Pre-production and start-up costs are expensed as incurred.

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

Supplemental cash flow information

Income taxes paid during the three months ended September 30, 2008 and 2007 amounted to approximately $9,000 and $399,000, respectively, and amounted to $1,153,000 and $700,000 for the nine months ended September 30, 2008 and 2007, respectively. Interest paid during the three months ended September 30, 2008 and 2007 amounted to approximately $35,000 and $62,000, respectively, and amounted to $137,000 and $187,000 for the nine months September 30, 2008 and 2007, respectively.

Employee stock ownership plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2008 and December 31, 2007.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2008 or December 31, 2007, and did not recognize any interest and/or penalties in its consolidated statements of operations during the three or nine month periods ended September 30, 2008 and 2007.

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

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and at times, such cash and cash equivalents may be in excess of the  current (as of October 31, 2008) Federal Deposit Insurance Corporation’s aggregate insurance limits of $1,500,000 ($250,000 per financial institution).

3.	Inventories
		September 30,	December 31,
		2008	2007
		($000’s omitted)
	Raw materials and common parts, net of reserve	$2,789	$2,361
	Work-in-process	5,269	4,532
	Finished goods	1,226	1,118
		$9,284	$8,011
4.	Property, plant and equipment
		September 30,	December 31,
		2008	2007
		($000’s omitted)
	Land	$25	$25
	Buildings	6,679	6,638
	Machinery, equipment and tooling	11,582	11,336
		18,286	17,999
	Less accumulated depreciation and amortization	(12,534)	(12,129)
		$5,752	$5,870

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2008 and December 31, 2007, accumulated amortization on the building amounted to approximately $1,989,000 and $1,883,000, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-term debt, of the consolidated financial statements. Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $129,000 for both periods and $410,000 and $409,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

5.	Long-term debt
		September 30,	December 31,
		2008	2007
		($000’s omitted)
	Industrial Development Revenue Bonds; secured by an equivalent
	letter of credit from a bank with interest payable monthly
	at a floating rate (8.16% at September 30, 2008, 2.02%
	at 10/31/08)(A)	$3,640	$3,640

	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, (4.79% at September 30, 2008);
	quarterly principal payments of $26,786 through the
	fourth quarter of 2011	348	428

	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, not to exceed 6.00% (5.88% at
	September 30, 2008); quarterly principal payments
	of $17,500; payable in full in the fourth quarter
	of 2009; partially secured by equipment	238	290

	Secured term loan payable to a government agency;
	monthly payments of $1,950 including interest
	fixed at 3% payable through fourth quarter of 2015	151	165

	Secured term loan payable to a government agency;
	monthly principal payments of approximately $1,800 with
	interest waived payable through second quarter of 2012	90	106

		4,467	4,629

	Less current portion	(387)	(387)

		$4,080	$4,242

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

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2008 and December 31, 2007.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2008 and December 31, 2007, the Company was in compliance with all of its debt covenants.

6.           Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements.  The Company did not have any unrecognized tax benefits or obligations as of September 30, 2008 and December 31, 2007.

If interest and penalties would need to be accrued related to unrecognized tax obligations, it is the Company’s policy to recognize interest and penalties accrued related to unrecognized tax obligations as a component of income taxes. The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction, New York State and Pennsylvania. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

During the second quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for the year 2005. In the third quarter of 2007, the IRS examination was completed and settled resulting in a $3,000 refund to the Company.

7.           Common shareholders’ equity

	Common stock				($000’s omitted)
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders’
	issued	Amount	par value	earnings	ESOP	stock	loss	equity
Balance December 31, 2007	2,614,506	$523	$13,033	$6,753	($1,832)	($2,404)	($67)	$16,006
Net income	-	-	-	2,046	-	-	-	2,046
Cash dividend	-	-	-	(348)	-	-	-	(348)
Purchase of stock options	-	-	-	(772)	-	-	-	(772)
Exercise of stock options	-	-	-	(8)	-	15	-	7
Purchase of treasury shares	-	-	-	-	-	(239)	-	(239)
Other	-	-	-	2	-	-	-	2
Balance September 30, 2008	2,614,506	$523	$13,033	$7,673	($1,832)	($2,628)	($$67)	$16,702

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2008, the Company has purchased 224,357 shares and there remain 25,643 shares available to purchase under this program. There were 30,000 shares purchased pursuant to this authorization in the quarter ended September 30, 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($000’s omitted except per share data)
Net income	$605	$476	$2,046	$1,119

Weighted average common shares
outstanding (basic)	1,926	1,908	1,932	1,943

Incremental shares from assumed
conversions of stock options	188	219	201	184

Weighted average common
shares outstanding (diluted)	2,114	2,127	2,133	2,127

Basic
Net income per share	$0.31	$0.25	$1.06	$0.58

Diluted
Net income per share	$0.29	$0.22	$0.96	$0.53

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

Information regarding the Company’s operations in these segments is summarized as follows

($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007

Revenues from unaffiliated customers	$15,313	$12,501	$9,222	$10,867	$24,535	$23,368
Profit	$4,217	$2,629	$191	$139	$4,408	$2,768
Interest expense	$(117)	$(170)	$(12)	$(18)	(129)	(188)
Depreciation and amortization	$(287)	$(285)	$(123)	$(124)	(410)	(409)
Other income, net	$47	$82	$20	$22	67	104
General corporate expense					(709)	(499)
Income before income tax provision					$3,227	$1,776
Capital expenditures	$249	$115	$38	$92	$287	$207

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Identifiable assets	$16,032	$15,685	$9,563	$8,846	$25,595	$24,531

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
Revenues from unaffiliated customers	$5,419	$4,115	$2,399	$4,349	$7,818	$8,464
Profit (loss)	$1,476	$758	$(129)	$290	$1,347	$1,048
Interest expense	$(39)	$(56)	$(3)	$(6)	(42)	(62)
Depreciation and amortization	$(92)	$(92)	$(37)	$(37)	(129)	(129)
Other income, net	$11	$25	$3	$8	14	33
General corporate expense					(236)	(167)
Income before income tax provision					$954	$723
Capital expenditures	$81	$49	$20	$28	$101	$77

9.        Other income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

10.  Subsequent Events

On October 31, 2008, the Company’s announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company's common stock under the Company’s current purchase program. See also Note 7,  Common Shareholder’ Equity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three and nine month periods ended September 30, 2008 and 2007 approximately 37% (52% - 2007) and 41% (45% - 2007) of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

The Aerospace Industries Association (AIA) and various other sources earlier indicated that the aircraft market continues to be strong based on current aircraft backlog and aircraft order rates, which have remained so in 2008. The Company’s Advanced Technology Group revenue increased for the three and nine months ended September 30, 2008 compared to the same period in 2007 due to a general increase attributable to existing and new customers as well as across various product lines. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new – both domestic and foreign - markets that are consistent with its core competencies.

The Company’s Consumer Products Group develops products for government and commercial applications. Based upon forecasted procurements the Company anticipates that the volatility in government procurement of certain CPG products will continue beyond 2008.

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

	Relationship to		Period to	Period to	Relationship to		Period to	Period to
	net revenues		period$	period%	net revenues		period $	period %
	three months ended		increase	increase	nine months ended		increase	increase
	September 30,		(decrease)	(decrease)	September 30,		(decrease)	(decrease)
	2008	2007	08-07	08-07	2008	2007	08-07	08-07
Revenues
Advanced Technology Group	69.3%	48.6%	$1,304	31.7%	62.4%	53.5%	$2,812	22.5%
Consumer Products Group	30.7	51.4	(1,950)	(44.8)	37.6	46.5	(1,645)	(15.1)
	100.0	100.0	(646)	(7.6)	100.0	100.0	1,167	5
Cost of goods sold, exclusive of
depreciation	71.2	77.6	(997)	(15.2)	72.0	77.7	(506)	(2.8)
Gross profit	28.8	22.4	351	18.5	28.0	22.3	1,673	32.1
Selling, general and administrative	14.6	12.0	121	11.9	13.0	12.6	243	8.3
Interest	0.5	0.7	(20)	(32.3)	0.5	0.8	(59)	(31.4)
Depreciation and amortization	1.7	1.5	0	0.0	1.7	1.8	1	0.2
Other income, net	(0.2)	(0.4)	19	(57.6)	(0.3)	(0.4)	37	(35.6)
	16.6	13.8	120	10.2	14.9	14.8	222	6.5
Income before income tax provision	12.2	8.6	231	32.0	13.1	7.5	1,451	81.7
Income tax provision	4.5	3.0	102	41.3	4.8	2.7	524	79.8
Net income	7.7%	5.6%	$129	27.1%	8.3%	4.8%	$927	82.8%

The Company’s consolidated revenues increased approximately $1,167,000 for the nine month period ended September 30, 2008 when compared to the same nine month period in 2007 while the Company’s consolidated revenues decreased approximately $646,000 for the three month period ended September 30, 2008 when compared to the same three month period in 2007. During the three and nine month periods ended September 30, 2008, sales of the Company’s ATG products for both government and commercial applications increased when compared to the same periods of 2007. These increases were offset by decreased sales at the Company's CPG group for the same three and nine month periods primarily as a result of volatility in procurement of government contracts.

As shown in the above table, gross profit and gross profit as a percentage of net revenues for the three and nine month periods ended September 30, 2008 increased as compared to the same three and nine month periods in 2007. Increased sales volume at the ATG combined with  the current mix of products sold in the period within the ATG and CPG segments as well as the composition of ATG and CPG sales to the total consolidated sales directly attributed to dollar value and percentage increase in gross profit. The increases in revenues and margins at the ATG segment were partially offset by gross margin decreases at the CPG segment during the three month period as a result of decreased sales volume due to the completion of certain significant Government contracts.

Selling, general and administrative (SG&A) expenses increased by approximately 8.3% for the nine month period ended September 30, 2008 when compared to the same nine month period in 2007 while the three month period ended September 30, 2008 showed an 11.9% increase when compared to the same three month period in 2007. The increase in SG&A is primarily due to increased expenses associated with business development activities, increased employee compensation and 404 related implementation expenses.

Interest expense decreased for the three and nine month periods ended September 30, 2008 when compared to the same three and nine month periods in 2007 as average debt outstanding was lower and will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt and the average industry lending rate does not increase. See also Note 5, Long-Term Debt, of the consolidated financial statements for information on long-term debt.

Depreciation and amortization expense remained relatively consistent for the three and nine month periods ended September 30, 2008 when compared to the same three and nine month periods in 2007. Depreciation expense is affected by the variable estimated useful lives of depreciable property (as identified in Note 2, “Summary of Significant Accounting Policies” of the consolidated financial statements) as well as the timing amount and nature of capital expenditures and their full amortization date thereof.

The Company’s effective tax rate was 36.6% in the third quarter of 2008 as compared to 37.0% for the nine month period ended September 30, 2007. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionments formula. See also Note 6, Income taxes, of the consolidated financial statements for information concerning income tax.

Net income increased $129,000 and $927,000 respectively, when comparing the three and nine month periods ended September 30, 2008 to the same three and nine months periods in 2007. The increase in income is the result of increased sales at the ATG for products with favorable margins as well as cost containment activities and a reduction in the effective income tax rate.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At September 30, 2008, the Company had working capital of approximately $15.2 million of which approximately $4.1 million was comprised of cash and cash equivalents. The Company generated approximately $1,009,000 in cash from operations during the nine months ended September 30, 2008 as compared to $1,215,000 during the nine months ended September 30, 2007. Cash was generated from operations through an increase in net income as previously discussed as well as increases in certain employee benefit accrual items. The primary reasons for the increase in the uses of cash for the Company’s operating activities for nine month period ended September 30, 2008 was related to payments of approximately $1,153,000 in income taxes and increases in accounts receivable and inventory costs aggregating $1,678,000 attributed to the increase in revenue volume.

The Company’s primary use of cash in its financing and investing activities in the first nine months of 2008 related to capital expenditures for equipment, principal payments on long-term debt as well as approximately $348,000 in a cash dividend paid on March 14, 2008 to shareholders of record on February 20, 2008. The Company also expended $1,010,000 to purchase outstanding stock options and treasury shares.

At September 30, 2008, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at September 30, 2008. If needed, this can be used to fund cash flow requirements.

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and nine month periods ended September 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

   None.

Item 1A.                RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1 – July 31, 2008	-	-	-	55,643
August 1 – August 31, 2008	-	-	-	55,643
September 1 – September 30, 2008	30,000	7.88	30,000	25,643
Total	30,000	7.88	30,000	25,643

Item 3.                   DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Registrant was held on July 3, 2008. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

		Withheld
Name of Nominee	For	Authority
Dr. Nicholas D. Trbovich	1,989,403	107,839
Nicholas D. Trbovich, Jr.	1,989,857	107,385
Dr. William H. Duerig.	2,089,348	7,894
Donald W. Hedges	2,089,802	7,440

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 13, 2008

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer