Form 10-K
period 2008-12-31
SERVOTRONICS INC /DE/
filed 2009-03-27
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109
SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)
Delaware		16-0837866
(State or other jurisdiction of		(I. R. S. Employer
incorporation or organization)		Identification No.)

1110 Maple Street
Elma, New York 14059
(Address of principal executive offices including zip code)
(716) 655-5990
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $.20 par value		NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐                    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐                    No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for past 90 days.
Yes   ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes   ☐                    No ☒

Based on the closing price of the Common Stock on June 30, 2008 ($15.00) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $22,761,045.30.

As of February 28, 2009 the number of $.20 par value common shares outstanding was 2,238,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

TABLE OF CONTENTS

PART I

Item 1.                      Business

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

The Company’s shares currently trade on the NYSE Amex under the symbol SVT.

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

The Company may from time to time produce metallic seals of various cross-sectional configurations. These seals fit between two surfaces, usually metal, to produce a more secure and leak-proof joint. The Company manufactures these seals to close tolerances from standard and special alloy steels. Ductile coatings are often applied to the seals in order to increase their effectiveness.

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

Sales, Marketing and Distribution

Advanced Technology Products

The Company’s advanced technology products are marketed throughout the United States and in selected foreign markets. Products are primarily non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Company’s professional staff and a field engineering representative.

During the Company’s 2008 fiscal year, sales of advanced technology products pursuant to subcontracts with prime or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 20% of the Company’s total sales as compared to 17% in 2007. In 2008 and 2007, the Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 23% in 2008 and 22% in 2007. The Company also had sales to another customer that amounted to approximately 12% of total sales in 2008 and 11% in 2007. No other single customer represented more than 10% of the Company’s sales in any of these years.

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

Consumer Products

The Company’s consumer products are marketed throughout the United States and in selected foreign markets. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Company’s Consumer Products Group (CPG) also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 22% of the Company’s total sales in 2008 as compared to 29% in 2007. No other single customer of the CPG represented more than 10% of the Company’s sales in 2008. The Company sells its products through its own sales personnel and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 10, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2008 and 2007 fiscal years was not significant.

Environmental Compliance

The Company does not anticipate that the cost of compliance with current environmental laws will be material.

Manufacturing

The Company manufactures its consumer products in Franklinville, New York and Titusville, Pennsylvania and its advanced technology products in Elma, New York.

Raw Materials and Other Supplies

The Company purchases raw materials and certain components for its products from outside vendors. The Company is generally not dependent upon a single source of supply for any raw material or component used in its operations.

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

Employees

The Company, at December 31, 2008, had approximately 296 employees of which approximately 278 are full time; 235 in Western New York and 43 in Pennsylvania. In excess of 83% of its employees are engaged in production, inspection, packaging or shipping activities. The balance are engaged in executive, engineering, administrative, clerical or sales capacities.

Item 1A.                   Risk Factors

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.                   Unresolved Staff Comments

None

Item 2.                      Properties

The Company’s executive offices are located on premises leased by the Company at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Company owns, leases and/or has options on real property as set forth in the following table:

			Number of
		Principal	buildings and	Approx.
	Approx.	product	type of	floor area
Location	acreage	manufactured	construction	(sq. feet)

Elma, New York	38.4	Advanced	1-concrete block/	82,000
		technology	steel
		products
Franklinville, New York	12.7	Cutlery products	1-tile/wood
			1 concrete/metal
			1 concrete block	154,000
Titusville, Pennsylvania	.4	Cutlery products	2-brick	25,000

In Elma, New York, the Company leases and/or has options on approximately 38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Company to purchase the property for a nominal amount. The balance outstanding on the capital lease at December 31, 2008 was approximately $3.5 million. All of the above properties are covered by insurance.

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

Item 3.                      Legal Proceedings

There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse affect on the business or earnings of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities

(a)	Price Range of Common Stock
	The following table shows the range of high and low prices for the Company’s common stock as reported by the NYSE Amex (symbol SVT) for 2008 and 2007.
		High	Low
	2008
	Fourth Quarter	$8.75	$5.12
	Third Quarter	16.30	7.50
	Second Quarter	21.65	14.90
	First Quarter	22.00	12.95
	2007
	Fourth Quarter	$16.90	$11.30
	Third Quarter	16.75	10.60
	Second Quarter	10.90	8.40
	First Quarter	10.45	8.20
(b)	Approximate Number of Holders of Common Stock
	Title	Approximate number of
	of	record holders (as of
	class	February 28, 2009)
	Common Stock, $.20 par value per share	468
(c)	Dividends on Common Stock

On January 31, 2008, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on March 14, 2008 to shareholders of record on February 20, 2008 and was approximately $348,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	314,000	$3.47	17,000
Equity compensation plans not approved by security holders	93,700	$3.81	84,100
Total	407,700	$3.55	101,100

Under the Company’s 2000 Employees Stock Option Plan (the “2000 Plan”), which was not required to be approved by the Company’s security holders, a total of 110,000 shares of common stock of the Company were authorized for grant as stock options. As of December 31, 2008, 25,900 unexercised options were outstanding and an additional 84,100 shares were available for future grant under the 2000 Plan. Unless terminated earlier by the Board of Directors, the 2000 Plan will terminate on July 6, 2010. In addition, on July 7, 2000 the Company granted options to purchase an aggregate of 67,800 shares of common stock pursuant to stand-alone stock option agreements, which were not required to be approved by the Company’s security holders, with certain directors of the Company. See Item 15, Exhibits, of this Form 10-K for information with respect to the 2000 Plan and the stand-alone stock option agreements.

(e)	Company Purchases of Company’s Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number	Weighted Average	Part of Publicly	yet be Purchased
	of Shares	Price $ Paid Per	Announced Plans or	under the Plans or
Period	Purchased	Share	Programs	Programs
October 1 – October 31, 2008	12,786	7.03	12,786	212,857
November 1 – November 30, 2008	2	5.80	2	212,855
December 1 – December 31, 2008	-	-	-	212,855
Total	12,788	7.03	12,788	212,855

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 28, 2009, the Company has purchased 237,145 shares and there remain 212,855 shares available to purchase under this program.

Item 6.                      Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The aviation and aerospace industries as well as markets for the Company’s consumer products are facing new and evolving challenges on a global basis. The operations of the Company can be affected by the trends of the economy, including interest rates, income tax laws, government regulation, legislation, and other factors. In addition, uncertainties in today’s global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries, particularly in South and East Asia, currency policies in relation to the U.S. dollar of some major foreign exporting countries so as to maintain or increase a pricing advantage of their exports vis-à-vis U.S. manufactured goods, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company’s advanced technology and cutlery products make it difficult to predict the impact on future financial results.

         Both the ATG and CPG markets are sensitive to domestic and foreign economic conditions and policies, which may create volatility in operating results, from period to period. For example, the airline industry is sensitive to fuel price increases and economic conditions. These factors directly impact the demand for aircraft production as well as the amount of repair and overhaul required on in-service aircraft.

Government procurements are subject to Congressional appropriations and priorities that may change from year to year. Such changes could result in, but are not limited thereto, the expansion and/or contraction of Government procurement requirements, a reduction in funding, the continuation or termination of existing programs, the introduction of new programs requiring the funds that were originally directed to current programs, a stretch-out in Government delivery requirements or such other U.S. Government determinations that could result in increases or reductions of Government purchase orders for the ATG and/or the CPG products. The current change of Administration also makes it increasingly difficult to accurately forecast Government procurements during and after the transition phase.

The Company’s suppliers are also subjected to all the pressures and volatility being generated by the current Global economic conditions. Any interruption of the Company’s continuous flow of material and product parts that are required for the manufacture of the Company’s products could adversely impact the Company’s ability to meet the Company’s Customers’ delivery requirements. Consistent with the evolving requirements of the Aerospace Industry, companies are increasingly being requested to operate under Long-Term Agreements with their Customers on the basis of fixed prices, on the basis of targeted year to year price reductions and/or on the basis of year to year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously sought within the Company’s concept of continuous improvement. The Company’s products are labor intensive and as such productivity improvements have positive effects on the Company’s operating results. However, increased costs for raw material, purchased parts and/or labor will have the reverse effect. Therefore, there are strong incentives to continuously improve productivity and to contain/reduce costs.

If any adverse economic events reduce the number of Airliners and/or Aircraft being produced by the Company’s relevant prime contractors, the negative effects of that reduction will in turn flow down through the supply chain. Also, certain major manufacturers have successfully imposed extended payment terms to their suppliers. At times, these extended terms of payment are not available to the Company when purchasing raw material such as aluminum, magnetic material, steel, etc. and/or other product support items and services. If the Company’s Customers delay their payments until after the extended due date or fail to pay, it could adversely impact the Company’s operating results.

The Company’s ability to manufacture products on a timely basis also depends on the Company’s Suppliers’ on-time delivery of raw material, sub components, machined parts and other necessary product support supplies. Interruptions of this flow of purchased materials could adversely affect the Company’s operations.

Maximizing the Company’s operations requires continued dedicated performances from the Company’s key and other personnel. In the Company’s markets and business arenas there is substantial competition for the services of the highest performing individuals. Competitors, Customers and other companies who may have interest in the Company’s most experienced and educated/highly trained personnel (i.e., Managerial, Engineering and Accounting/Administrative) are a continuing consequence of the Company’s history of successful operational performance. Any unplanned replacement of such personnel may require the hiring of new personnel on an expedited basis (provided they are available) and may temporarily interrupt the Company’s operations and efforts for continuous improvement.

The final resolution of the U.S. and Global economic uncertainties, notwithstanding the Stimulus Plans, may have significant adverse effects on access to capital markets and borrowings for all companies. However, the Company is essentially self-financed from operations and currently enjoys an attractive long-term debt/equity ratio.

Management Discussion

During the years ended December 31, 2008 and 2007, approximately 42% and 45%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications have remained consistent when comparing the results of 2008 to 2007, while the amount of government sales varies between business segments. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

In December of 2008, the Aerospace Industries Association (AIA) stated that the aerospace industry is showing resiliency in trying economic times, but has not been immune to the effects of the ongoing global financial crisis. These extremely volatile economic times create circumstances that may have effects on the Aerospace Industry. The Company’s Advanced Technology Group revenue increased approximately 22.3% for the year ended December 31, 2008 compared to the same period in 2007 due to increases from existing and new customers as well as across various product lines. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new – domestic and foreign – markets that are consistent with its core competencies. There are substantial uncertainties in the current Global Economy that are compounded with certain Airliner delivery stretch-outs being considered and to a lesser degree, being implemented which in turn may adversely affect the Company’s sales revenues in 2009 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed as a function of the Company’s customers final delivery determinations that may be based on changes in the Global Economy and other factors.

The Company’s Consumer Products Group (CPG) develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and World’s Stimulus Plans and the difficulty to accurately project the net effect of the change in U.S. Administration on their government procurement programs. The ATG and CPG continue to respond to U.S. government procurement Requests for Quotes. New product development activities are ongoing along with the acquisition of new product lines.

See also Note 10, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2008 as Compared to 2007

         The following table compares the Company’s statements of operations data for the twelve months ended December 31, 2008 and 2007 ($000’s omitted).

	Twelve Months Ended December 31,
					2008 vs. 2007
	2008		2007		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$20,882	61.1%	$17,071	54.4%	$3,811	22.3%
Consumer Products	13,288	38.9%	14,307	45.6%	(1,019)	(7.1%)
	34,170	100.0%	31,378	100.0%	2,792	8.9%
Cost of sale, exclusive of depreciation	24,405	71.4%	23,294	74.2%	1,111	4.8%
Gross profit	9,765	28.6%	8,084	25.8%	1,681	20.8%
Selling, general and administrative	4,550	13.3%	4,184	13.3%	366	8.7%
Depreciation	552	1.6%	551	1.8%	1	0.2%
Total costs and expenses	29,507	86.4%	28,029	89.3%	1,478	5.3%
Operating income	4,663	13.6%	3,349	10.7%	1,314	39.2%
Interest expense, net	178	0.5%	255	0.8%	(77)	(30.2%)
Other income	(87)	(0.3%)	(144)	(0.5%)	57	(39.6%)
Income tax expense	1,517	4.4%	1,186	3.8%	331	27.9%
Net income	$3,055	8.9%	$2,052	6.5%	$1,003	48.9%

Sales

The Company’s consolidated sales increased approximately $2,792,000 or 8.9% for the twelve month period ended December 31, 2008 when compared to the same period in 2007. The increase in sales is the result of increased shipments for commercial applications at both the ATG and CPG as well as increased government related shipments of ATG products. Shipments for government related products at the CPG were down approximately 18% or $1,600,000 when comparing 2008 to 2007. This decrease was partially offset by an approximate 11% or $600,000 year to year increase in commercial shipments at the CPG. The reduction in government shipments is primarily attributed to the timing of the scheduled deliveries under existing government contracts, some of which extend to May of 2010. The inherent volatility of Government procurements combined with the yet to be known effects of the new U.S. National Administration during the transition phase and beyond are expected to contribute to periodic revenue fluctuations going forward.

Gross Profit

As shown in the above table, gross profit increased approximately $1,681,000 or 20.8% for the twelve month period ended December 31, 2008 compared to the same period in 2007. The ATG gross profit increased approximately $1,765,000.  Increased sales revenue and cost containment activities for ATG products are primarily the reasons for the increase in gross profit at the ATG. The CPG gross profit decreased by $386,000. Decreased sales volume and product mix at the CPG in addition to price increases for raw material and certain piece part procurements contributed to the decrease in margins at the CPG. Gross profit as a percentage of sales is affected by many factors including, but not limited to, the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales. See Note 10, Business Segments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the twelve month period ended December 31, 2008 compared to the same period in 2007 by approximately $366,000 or 8.7% which compares to an 8.9% increase in sales The $366,000 increase in SG&A includes approximately $215,000 of increased expenses relative to contract administration/negotiations, product line acquisition, product protection (i.e., trademarks, patents) and other costs associated with the expansion of the ATG and CPG foreign and domestic markets. The trend is for SG&A expenses to increase as a function of increased regulations, market expansion and company growth.

Interest Expense

Interest expense decreased for the twelve month period ended December 31, 2008 compared to the same period in 2007 due to the decrease in the average outstanding debt and interest rates. Average debt outstanding will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 4, Long-term debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent for the twelve month period ended December 31, 2008 compared to the same period in 2007. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 1, Summary of significant accounting policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements that are associated with Sarbanes-Oxley and other new regulatory requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the twelve month period ended December 31, 2008 when compared to the same twelve month period in 2007 is primarily due to the market driven decline in interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was 33.3% in 2008 and 36.6% in 2007. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. See also Note 6, Income tax provision, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Net income increased $1,003,000 or 48.9% when comparing the twelve month period ended December 31, 2008 to the same period in 2007. The increase in net income is primarily a result of increased sales at the ATG and a favorable mix of products and cost containment activities at the ATG. The CPG’s year to year reduction in profit of $386,000 as depicted in Note 10, Business Segments, is primarily attributed to the reduction in sales, the mix of products sold and increased costs for raw material and purchased parts. As previously described under Selling, General and Administrative Expenses herein, there were increased expenses amounting to approximately $215,000 relative to contract administration/negotiations, product line acquisition and product protection (i.e., trademarks, patents) in addition to certain administrative expenses associated with the expansion of the ATG and CPG foreign and domestic markets.

Results of Operations - Year 2007 as Compared to 2006

The following table compares the Company’s statements of operations data for the twelve months ended December 31, 2007 and 2006 ($000’s omitted).

	Twelve Months Ended December 31,
					2007 vs. 2006
	2007		2006		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$17,071	54.4%	$15,766	64.2%	$1,305	8.3%
Consumer Products	14,307	45.6%	8,782	35.8%	5,525	62.9%
	31,378	100.0%	24,548	100.0%	6,830	27.8%
Cost of sale, exclusive of depreciation	23,294	74.2%	18,762	76.4%	4,532	24.2%
Gross profit	8,084	25.6%	5,786	23.8%	2,298	39.7%
Selling, general and administrative	4,184	13.3%	3,616	14.7%	568	15.7%
Depreciation	551	1.8%	617	2.5%	(66)	(10.7%)
Total costs and expenses	28,029	89.3%	22,995	93.7%	5,034	21.9%
Operating income	3,349	10.7%	1,553	6.3%	1,796	115.6%
Interest expense, net	255	0.8%	266	1.1%	(11)	(4.1%)
Other income	(144)	(0.5%)	(441)	(1.8%)	297	(67.3%)
Income tax expense	1,186	3.8%	632	2.6%	554	87.7%
Net income	$2,052	6.5%	$1,096	4.5%	$956	87.2%

Sales

The Company’s consolidated sales increased approximately $6,830,000 or 27.8% for the twelve month period ended December 31, 2007 when compared to the same period in 2006. The increase in sales is the result of increased shipments for commercial and government applications at the ATG as well as increased government related shipments of CPG products under existing contracts.

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

Selling, General and Administrative Expenses

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

Income Taxes

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

At December 31, 2008, the Company had working capital of approximately $16,227,000 ($14,572,000 – 2007) of which approximately $4,709,000 ($4,879,000 – 2007) was comprised of cash and cash equivalents. The Company generated approximately $2,169,000 in cash from operations during the twelve months ended December 31, 2008 as compared to $2,450,000 during the twelve months ended December 31, 2007. Cash was generated from operations through an increase in net income as previously discussed. The primary reasons for the increase in the uses of cash for the Company’s operating activities for twelve month period ended December 31, 2008 include payments of approximately $1,814,000 in income taxes and increases in accounts receivable and inventory costs aggregating $2,585,000 offset by the increase in accounts payable due to timing differences of when goods and services are received verses when payments are due. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increases inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with increased sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities during the twelve months ended December 31, 2008 related to capital expenditures for equipment, principal payments on long-term debt as well as approximately $348,000 in a cash dividend paid on March 14, 2008 to shareholders of record on February 20, 2008. The Company also expended $1,101,000 to purchase outstanding stock options and treasury shares. In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 28, 2009, the Company has purchased 237,145 shares and there remain 212,855 shares available to purchase under this program.

At December 31, 2008, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2008 or 2007. If needed, this can be used to fund cash flow required for operations.

The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2009 as supported by the level of cash and cash equivalents and bank lines of credit.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with GAAP. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1, Summary of significant accounting policies, of the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

New Accounting Pronouncements

Management reviewed recent accounting pronouncements and has not determined the effect these pronouncements will have on Financial Statement results. See Note 1, Summary of significant accounting policies, of the accompanying consolidated financial statements for further discussion of new accounting pronouncements.

Revenue Recognition

Revenues are recognized as services are rendered or as units are shipped at the designated FOB point consistent with the transfer of title, risks and rewards of ownership. Such purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase.

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

Item 7A.                   Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.                      Financial Statements and Supplementary Data

The consolidated financial statements of the Company which are included in this Form 10-K Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).              Controls and Procedures

(i)  Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)              Management’s Report on Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(iii)             Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year or such information will be included by amendment to this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company as required by the listing standards of the NYSE Amex. The Code is available on the Company’s website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the NYSE Amex.

Item 11.                  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 5 of this Form 10-K.

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.                    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)	Exhibits
	Exhibit number	Presentation	Reference
	3(A)(1)	Certificate of Incorporation	Exhibit 3(A)(1) to 1996 Form 10-KSB*
	3(A)(2)	Amendments to Certificate of Incorporation dated August 27, 1984	Exhibit 3(A)(2) to 1996 Form 10-KSB*
	3(A)(3)	Certificate of designation regarding Series I preferred stock	Exhibit 4(A) to 1987 Form 10-K*
	3(A)(4)	Amendments to Certificate of Incorporation dated June 30, 1998	Exhibit 3(A)(4) to 1998 Form 10-KSB*
	3(B)(1)	By-laws	Exhibit 3(B) to 1986 Form 10-K*
	3(B)(2)	Amendment to By-laws dated January 2008	Exhibit 3.1 to Form 8-K filed February 4, 2008*
	4.1(A)	First amended and restated term loan agreement with Fleet Bank of New York dated October 4, 1993	Exhibit 4(A) to 1993 Form 10-KSB*
	4.1(B)	Second amended and restated term loan agreement with Fleet Bank of New York dated February 26, 1999	Exhibit 4.1(B) to 1999 Form 10-KSB*
	4.1(C)	First amendment to second amended and restated term loan agreement with Fleet Bank of New York dated December 17, 1999	Exhibit 4.1(C) to 1999 Form 10-KSB*

_____________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
4.1(D)	Second amendment to a second amended and restated term loan agreement with Fleet National Bank dated December 20, 2004	Exhibit 4.1(D) to 2004 Form 10-KSB*
4.2(A)	Letter of Credit Reimbursement Agreement with Fleet Bank dated December 1, 1994	Exhibit 4(B)(1) to 1994 10-KSB*
4.2(B)	First Amendment and Extension to Letter of Credit and Reimbursement Agreement with Fleet Bank of New York dated as of December 17, 1999	Exhibit 4.2(B) to 1999 Form 10-KSB*
4.2(C)	Second Amendment and Extension to Letter of Credit and Reimbursement Agreement originally dated December 1, 1994, with Fleet National Bank, dated as of December 20, 2004	Exhibit 4.2(C) to 2004 Form 10-KSB*
4.3	Agency Mortgage and Security Agreement dated as of December 1, 1994 from the Registrant and its subsidiaries	Exhibit 4(B)(2) to 1994 10-KSB*
4.4
Guaranty Agreement dated as
    of December 1, 1994 from
    the Registrant and its
    subsidiaries to the Erie
    County Industrial
    Development Agency
    (“ECIDA”), Norwest Bank
    Minnesota, N.A., as Trustee,
    and Fleet Bank
Exhibit 4(B)(3) to 1994 10-KSB*
4.5	Shareholder Rights Plan dated as of August 27, 2002	Exhibit 4 to Form 8-K filed August 27, 2002*

_____________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
10(A)(1)	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer	Exhibit 10(A)(1) to Form 8-K filed August 18, 2005**
10(A)(2)	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer	Exhibit 10(A)(2) to Form 8-K filed July 10, 2008**
10(A)(4)	Employment contract for Nicholas D. Trbovich, Jr.	Exhibit 10(A)(1) to Form 8-K filed August 18, 2005**
10(A)(5)	Amendment to employment contract for Nicholas D. Trbovich, Jr.	Exhibit 10(A)(5) to Form 8-K filed July 10, 2008**
10(B)	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers**	Exhibit 10(E) to 1986 Form 10-K*
10(C)(1)	Loan agreement between the Company and its employee stock ownership trust, as amended	Exhibit 10(C)(1) to 1991 Form 10-K*
10(C)(2)	Stock purchase agreement between the Company and its employee stock ownership trust	Exhibit 10(D)(2) to 1988 Form 10-K*
10(D)(1)	2000 Employees Stock Option Plan**	Exhibit 10(D)(1)(a) to 2000 Form 10-KSB*
10(D)(2)	Stock Option Agreement for Donald W. Hedges dated July 7, 2000**	Exhibit 10(D)(2)(a) to 2000 Form 10-KSB*
10(D)(3)	Stock Option Agreement for Nicholas D. Trbovich dated July 7, 2000**	Exhibit 10(D)(3)(c) to 2000 Form 10-KSB*

_____________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
10(D)(4)	Stock Option Agreement for William H. Duerig dated July 7, 2000**	Exhibit 10(D)(4)(a) to 2000 Form 10-KSB*
10(D)(9)	Land Lease Agreement between TSV, Inc. (wholly-owned subsidiary of the Registrant) and the ECIDA dated as of May 1, 1992, and Corporate Guaranty of the Registrant dated as of May 1, 1992	Exhibit 10(D)(9) to 1992 Form 10-KSB*
10(D)(10)	Amendment to Land Lease Agreement and Interim Lease Agreement dated November 19, 1992	Exhibit 10(D) (11) to 1993 Form 10-KSB*
10(D)(11)	Lease Agreement dated as of December 1, 1994 between the Erie County Industrial Development Agency (“ECIDA”) and TSV, Inc.	Exhibit 10(D)(11) to 1994 10-KSB*
10(D)(12)	Sublease Agreement dated as of December 1, 1994 between TSV, Inc. and the Registrant	Exhibit 10(D)(12) to 1994 10-KSB*
10(D)(13)(a)	2001 Long-Term Stock Incentive Plan	Appendix A to 2001 Proxy**
10(D)(13)(b)	Amendment to the 2001 Long-Term Stock Incentive Plan	Exhibit 10(D)(13)(b) to 2007 10-KSB*
21	Subsidiaries of the Registrant	Exhibit 21 to 2005 10-KSB*
23.1	Consent of Freed Maxick & Battaglia, CPAs, P.C.	Filed herewith

______________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith

______________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

The Company hereby agrees that it will furnish to the Securities and Exchange Commission upon request a copy of any instrument defining the rights of holders of long-term debt not filed herewith.

FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The

Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy, global competition, difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The operations of the Company can be affected by the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those factors discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 26, 2009                                                                                    By          /s/ Nicholas D. Trbovich, President
                    Nicholas D. Trbovich
                    President, Chief Executive Officer
                    and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nicholas D. Trbovich	President, Chief Executive	March 26, 2009
Nicholas D. Trbovich	Officer, Chairman of the
Board and Director

/s/ Nicholas D. Trbovich Jr.	Executive Vice President, Chief
Nicholas D. Trbovich Jr.	Operating Officer and Director	March 26, 2009

/s/ Cari L. Jaroslawsky	Chief Financial Officer,	March 26, 2009
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges	Director	March 26, 2009
Donald W. Hedges

/s/ William H. Duerig	Director	March 26, 2009
William H. Duerig

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets at December 31, 2008 and 2007	F3
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F4
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F5
Notes to Consolidated Financial Statements	F6-F17

Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Servotronics, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick & Battaglia, CPAs, P.C.
Buffalo, New York

March 26, 2009

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

Assets	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$4,709	$4,879
Accounts receivable	5,006	4,570
Inventories	10,160	8,011
Prepaid income taxes	84	-
Deferred income taxes	494	411
Other assets	387	572
Total current assets	20,840	18,443
Property, plant and equipment, net	5,838	5,870
Other non-current assets	207	218
Total Assets	$26,885	$24,531
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$539	$387
Accounts payable	2,393	1,419
Accrued employee compensation and benefit costs	1,335	1,278
Accrued income taxes	-	489
Other accrued liabilities	346	298
Total current liabilities	4,613	3,871
Long-term debt	3,702	4,242
Deferred income taxes	501	412
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 1,933,253 (1,933,797 – 2007) shares	523	523
Capital in excess of par value	13,296	13,033
Retained earnings	8,680	6,753
Accumulated other comprehensive loss	(98)	(67)
	22,401	20,242
Employee stock ownership trust commitment	(1,614)	(1,832)
Treasury stock, at cost 376,192 (335,404 – 2007) shares	(2,718)	(2,404)
Total shareholders’ equity	18,069	16,006
Total Liabilities and Shareholders’ Equity	$26,885	$24,531

-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except per share data)

	Years Ended
	December 31,
	2008	2007
Revenue	$34,170	$31,378
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation	24,405	23,294
Selling, general and administrative	4,550	4,184
Interest expense	178	255
Depreciation and amortization	552	551
Other income, net	(87)	(144)
	29,598	28,140
Income before income tax provision	4,572	3,238
Income tax provision	1,517	1,186
Net income	$3,055	$2,052
Income per share:

Basic
Net income per share	$1.58	$1.06
Diluted
Net income per share	$1.45	$0.96

-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Years Ended
	December 31,
	2008	2007
Cash flows related to operating activities:
Net income	$3,055	$2,052
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	552	551
Deferred income taxes (benefit)	37	(92)
Change in assets and liabilities -
Accounts receivable	(436)	(344)
Inventories	(2,149)	(1,150)
Prepaid income taxes	(84)	-
Other assets	185	(9)
Other non-current assets	11	181
Accounts payable	974	214
Accrued employee compensation and benefit costs	57	189
Other accrued liabilities	49	(22)
Accrued income tax	(300)	779
Employee stock ownership trust payment	218	101
Net cash provided by operating activities	2,169	2,450
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(510)	(485)
Net cash used in investing activities	(510)	(485)
Cash flows related to financing activities:
Principal payments on long-term debt	(387)	(386)
Purchase of treasury shares	(329)	(804)
Cash dividend	(348)	-
Purchase of stock options	(772)	-
Proceeds from exercise of stock options	7	-
Net cash used in financing activities	(1,829)	(1,190)
Net (decrease) increase in cash and cash equivalents	(170)	775
Cash and cash equivalents at beginning of year	4,879	4,104
Cash and cash equivalents at end of year	$4,709	$4,879

Supplemental disclosures:
Income taxes paid	$1,814	$961
Interest paid	$193	$246

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

Revenue Recognition

Revenues are recognized as services are rendered or as units are shipped and at the designated FOB point consistent with the transfer of title, risks and rewards of ownership. Such purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $524,000 and $646,000 at December 31, 2008 and 2007, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding one year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

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

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for tax purposes. Depreciation expense includes the amortization of capital lease assets. The estimated useful lives of depreciable properties are generally as follows:

-F6-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and improvements                                                                              5-39 years
Machinery and equipment                                                                                  5-15 years
Tooling                                                                                               3-5 years

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, a consolidated New York State income tax return and a separate Pennsylvania state income tax return.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2008 or 2007, and did not recognize any interest and/or penalties in its consolidated statements of operations during the years ended December 31, 2008 and 2007.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2008 and 2007.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the

-F7-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	financial institutions. Refer to Note 10, Business Segments, for disclosures related to customer concentrations.
	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 in the first quarter of 2008 which did not have an impact on the Company’s consolidated financial statements or disclosures. In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, of adopting the provisions of SFAS 157 for our non-financial assets and liabilities on the Company’s consolidated financial statements.

    In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 in 2008 and elected not to apply the fair value measurement option for any of our financial assets or liabilities.

     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

2.	Inventories	December 31,
		2008	2007
	($000’s omitted)
	Raw materials and common parts, net of reserve	$4,621	$3,008
	Work-in-process	4,153	3,885
	Finished goods	1,386	1,118
		$10,160	$8,011

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Property, Plant and Equipment	December 31,
		2008	2007
		($000’s omitted)
	Land	$25	$25
	Buildings	6,761	6,638
	Machinery, equipment and tooling	11,728	11,336
		18,514	17,999
	Less accumulated depreciation and amortization	(12,676)	(12,129)
		$5,838	$5,870

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2008, amortization expense and accumulated amortization on the building amounted to approximately $140,000 and $2,040,000 respectively ($140,000 and $1,900,000, respectively for 2007). The associated current and long-term liabilities are discussed in Note 4, Long-term debt, of the consolidated financial statements. Depreciation expense for the year ended December 31, 2008 and 2007 amounted to $412,000 and $411,000, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

4.	Long-Term Debt	December 31,
		2008	2007
		($000’s omitted)
	Industrial Development Revenue Bonds; secured by an equivalent
	letter of credit from a bank with interest payable monthly
	at a floating rate (1.45% at December 31, 2008)(A)	$3,470	$3,640
	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, (5.83% at December 31, 2008);
	quarterly principal payments of $26,786 through the
	fourth quarter of 2011	321	428
	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, not to exceed 6.00% (5.88% at
	December 31, 2008); quarterly principal payments
	of $17,500; payable in full in the fourth quarter
	of 2009; partially secured by equipment	220	290
	Secured term loan payable to a government agency;
	monthly payments of $1,950 including interest
	fixed at 3% payable through fourth quarter of 2015	146	165
	Secured term loan payable to a government agency;
	monthly principal payments of approximately $1,800 with
	interest waived payable through second quarter of 2012	84	106
		4,241	4,629
	Less current portion	(539)	(387)
		$3,702	$4,242

 -F9-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principal maturities of long-term debt are as follows: 2009 - $539,000, 2010 - $321,000, 2011 - $323,000, 2012 - $202,000, 2013 - $192,000 and thereafter - $2,664,000.
The Company also has a $1,000,000 line of credit on which there is no balance outstanding at December 31, 2008 or 2007.

    Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2008 and 2007, the Company was in compliance with all of its debt covenants.

5.	Employee Benefit Plans
Employee Stock Ownership Plan (ESOP)

In 1985, the Company established an employee stock ownership plan (ESOP) for the benefit of employees who meet certain minimum age and service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the trust established under the ESOP to purchase shares of the Company’s common stock. The Company’s loan to the trust is at an interest rate approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional $1,942,000 to the trust under terms similar to those under the Company’s original loan.

    ESOP shares are held by the plan trustees in a suspense account until allocated to participant accounts. Each year the Company makes contributions to the trust sufficient to enable the trust to repay the principal and interest due to the Company under the trust loans. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. Dividends on unallocated ESOP shares are also used to repay the ESOP loan. In 2008 approximately $117,000 in dividends on ESOP shares were used to pay down the loan, there were no dividends in 2007.  ESOP shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. For this purpose, “compensation” means taxable pay.

    If requested by a participant, the Company is obligated to repurchase ESOP shares distributed to the participant upon termination of employment or retirement, if the shares are not then readily tradable on an established securities market. The Company’s shares currently trade on NYSE Amex, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2008.

-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Since inception of the ESOP, approximately 464,826 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2008 and 2007 approximately 305,061 and 345,305 shares, respectively, purchased by the ESOP remain unallocated.

    Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $218,000 in 2008 and $101,000 in 2007. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

	Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2008 and 2007 is $257,044 and $181,935, respectively, and is being amortized into expense at a rate of approximately $20,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2008 and 2007 is approximately $98,000 and $67,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

6.	Income Tax Provision
	There are no uncertain tax positions or unrecognized tax benefits for 2008.
	The income tax provision (benefit) for income taxes included in the consolidated statements of operations consists of the following:
		2008	2007
		($000’s omitted)
	Current:
	Federal	$1,468	$1,261
	State	12	17
		1,480	1,278
	Deferred:
	Federal	33	(296)
	State	4	204
		37	(92)
		$1,517	$1,186

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:
	2008	2007
Federal statutory rate	34.0%	34.0%
Permanent differences and other	(0.9%)	(1.9%)
State income taxes (less federal effect)	0.2%	4.5%
Effective tax rate	33.3%	36.6%
At December 31, 2008 and 2007, the deferred tax assets (liabilities) were comprised of the following:
	2008	2007
	($000’s omitted)
Inventories	$240	$235
Accrued employee compensation and benefit costs	303	264
Operating loss and credit carryforwards	11	17
Other	27	10
Total deferred tax assets	581	526
Valuation allowance	(9)	(13)
Net deferred tax asset	572	513
Minimum pension liability	(38)	(70)
Property, plant and equipment	(541)	(444)
Total deferred tax liabilities	(579)	(514)
Net deferred tax liability	$(7)	$(1)

At December 31, 2008, the Company has New York State net operating loss carryforwards of approximately $453,000 (approximately a $1,000 net tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,691,000 (approximately an $111,000 net tax benefit) that began to expire in 2006 which is fully reserved for at December 31, 2008.

-F12-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Common Shareholders’ Equity
Common stock
Number		Capital in				Other	Total
of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
issued	Amount	par value	earnings	ESOP	stock	Loss	Equity
($000’s omitted except share amounts)

Balance December
31, 2006	2,614,506	$523	$13,033	$4,703	($1,933)	($1,600)	($278)	$14,448
Comprehensive income:
Net income	-	-	-	$2,052	-	-	-	$2,052.00
Other comprehensive
income, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	211	211
Total comprehensive income	-	-	-	-	-	-	-	2,263
Compensation expense	-	-	-	-	101	-	-	101
Purchase of
treasury shares	-	-	-	-	-	(804)	-	(804)
Other	-	-	-	-2	-	-	-	(2)
Balance December
31, 2007	2,614,506	$523	$13,033	$6,753	($1,832)	($2,404)	($67)	$16,006
Comprehensive income:
Net income	-	-	-	$3,055	-	-	-	3,055
Other comprehensive
loss, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	(31)	(31)
Total comprehensive income	-	-	-	-	-	-	-	3,024
Compensation expense	-	-	-	-	101	-	-	101
Purchase of
treasury shares	-	-	-	-	-	(329)	-	(329)
Cash dividend	-	-	-	(348)	117	-	-	(231)
Surrender of unexercised stock
options, net of tax benefit	-	-	263	(772)	-	-	-	(509)
Exercise of stock options	-	-	-	(8)	-	15	-	7
Balance December
31, 2008	2,614,506	$523	$13,296	$8,680	($1,614)	($2,718)	($98)	$18,069

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 28, 2009, the Company has purchased 237,145 shares and there remain 212,855 shares available to purchase under this program.

    Consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, the executive officers, directors and certain employees elected on February 4, 2008 to surrender 104,200 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $771,909. A tax benefit of

-F13

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$263,277 associated with these transactions reduced taxes payable and was credited directly to equity.

    On January 31, 2008, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on March 14, 2008 to shareholders of record on February 20, 2008 and was approximately $348,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

Other Comprehensive Loss

The only component of other comprehensive loss included in equity at December 31, 2008 is $98,000 of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits (see Note 5 Employee Benefit Plans). These amounts are shown net of income tax of $57,000 and are consistent with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

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

	Year Ended
	December 31,
	2008	2007
	($000’s omitted
	except per share data)
Net income	$3,055	$2,052
Weighted average common shares
outstanding (basic)	1,929	1,938
Incremental shares from assumed
conversions of stock options	180	196
Weighted average common
shares outstanding (diluted)	2,109	2,134
Basic
Net income per share	$1.58	$1.06
Diluted
Net income per share	$1.45	$0.96

Stock Options

Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has granted options to certain Directors, Officers and employees. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. Prior to the adoption of SFAS 123R, the Company applied APB Opinion No. 25 and related interpretations in accounting for these Plans and the separate option agreements. Accordingly, no compensation expense has been charged to earnings in 2006 or prior years as stock options granted have an exercise price equal to the market price on the date of grant. For the years ended December 31, 2008 and 2007, there was no compensation expense recognized in earnings pursuant to the provisions of FAS 123R. At December 31, 2008, 101,100 stock options were available for issuance under these plans (84,100 under the Servotronics, Inc. 2000 Employee Stock Option Plan and 17,000 under the 2001 Long-Term Stock Incentive Plan). Options granted under these plans have durations of ten years and vesting periods ranging from immediate vesting to four (4) years.

A summary of the status of options granted under all employee plans is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price ($)	Life	($)
Outstanding as of December 31, 2006	513,900	4.41	5.29
Granted in 2007	-	-
Exercised in 2007	-	-
Forfeited in 2007	-	-
Outstanding as of December 31, 2007	513,900	4.41	4.29
Granted in 2008	-	-
Exercised in 2008	2,000	-
Forfeited in 2008	104,200	-
Outstanding as of December 31, 2008	407,700	3.55	6.11	803,453
Exercisable as of December 31, 2008	407,700	3.55	6.11	803,453

    The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $5.52 at December 31, 2008.

    As previously reported, and consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, the executive officers, directors and certain employees elected on February 4, 2008 to surrender certain unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $771,909.

-F15-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shareholders’ Rights Plan

During 2002, the Company’s Board of Directors adopted a shareholders’ rights plan (the “Rights Plan”) and simultaneously declared a dividend distribution of one Right for each outstanding share of the Company’s common stock outstanding at August 28, 2002. The Rights Plan replaced a previous shareholders rights plan that was adopted in 1992 and expired on August 28, 2002. The Rights do not become exercisable until the earlier of (i) the date of the Company’s public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company’s common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 2008 and 2007 and future minimum payments under such leases are not material to the consolidated financial statements.

9.	Litigation

There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

10.	Business Segments

The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

-F16-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Year ended		Year ended		Year ended
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Revenues from unaffiliated customers	$20,882	$17,071	$13,288	$14,307	$34,170	$31,378
Profit	$5,515	$3,750	$710	$1,096	$6,225	$4,846
Depreciation and amortization	$(390)	$(383)	$(162)	$(168)	(552)	(551)
Interest expense	$(161)	$(232)	$(17)	$(23)	(178)	(255)
Other income, net	$62	$113	$25	$31	87	144
General corporate expense					(1,010)	(946)
Income before income tax provision					$4,572	$3,238
Identifiable assets	$16,688	$15,685	$10,197	$8,846	$26,885	$24,531
Capital expenditures	$439	$222	$71	$263	$510	$485

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $6,900,000 in 2008 and $5,200,000 in 2007. Similar contracts by the Consumer Products Group accounted for revenues of approximately $7,500,000 in 2008 and $9,000,000 in 2007. Sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 12% in 2008 and 11% in 2007. The Company also had sales to another customer that amounted to approximately 23% of total revenues in 2008 and 22% in 2007. No other single customer represented more than 10% of the Company’s revenues in any of these years.

11.	Other Income
Components of other income include - interest income on cash and cash equivalents and other minor amounts not directly related to the sale of the Company’s products.
12.	Subsequent Events
None.

-F17-