Form 10-K/A
SERVOTRONICS INC /DE/
filed 2009-04-30
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-K/A

Amendment No. 1
_________________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109
_________________

SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)
_________________
           Delaware                                                                                                             16-0837866
(State or other jurisdiction of                                                                                                                              (I. R. S. Employer
 incorporation or organization)                                                                                                                              Identification No.)

1110 Maple Street
Elma, New York   14059-0300
(Address of principal executive offices including zip code)

(716) 655-5990
(Registrant’s telephone number, including area code)
_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                Name of each exchange on which registered

 Common Stock, $.20 par value                                                                     NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None.
_________________

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

As of March 31, 2009 the number of $.20 par value common shares outstanding was 2,238,314.

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 to the Annual Report on Form 10-K of Servotronics, Inc. (the “Company”) for the fiscal year ended December 31, 2008 is being filed to provide information required by Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K, rather than incorporate by reference portions of the proxy statement into Part III

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K/A for the year ended December 31, 2008, as filed on March 27, 2009, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)                 Directors.  The table below sets forth certain information regarding the directors of the Company, each of whom was elected at the Company’s 2008 Annual Meeting of Shareholders. The term of office of each director is until the next Annual Meeting of Shareholders and until his successor is elected and shall have qualified.

		Position with the Company
		and Principal Occupation
		and Business Experience
Name	Age	for Past Five Years

Dr. William H. Duerig	87	Director of the Company since 1990; Physicist and Senior Program Manager for Kearfott Guidance & Navigation Corporation for more than five years prior to retirement in 1993.

Donald W. Hedges	87	Director of the Company since 1967; self-employed attorney since 1988.

Nicholas D. Trbovich, Jr.	49	Director of the Company since 1990; Chief Operating Officer of the Company since 2007; Executive Vice President of the Company since 2006; Vice President of the Company from 1990 to 2006.

Dr. Nicholas D. Trbovich	73	Chairman of the Board of Directors, President and Chief Executive Officer of the Company for more than 5 years.

(b)                 Executive Officers.  The following is a listing of the Company’s current executive officers:

		Position with the Company
		and Principal Occupation
		and Business Experience
Name	Age	for Past Five Years

Dr. Nicholas D. Trbovich	73	See table under “Directors.”

Nicholas D. Trbovich, Jr.	49	See table under “Directors.”

Cari L. Jaroslawsky	40	Treasurer and Chief Financial Officer of the Company since 2005; CPA Consultant/Controller for the Company for more than five years prior to 2005.

Salvatore San Filippo	60	Vice President of Marketing and Sales of the Company since 2007; Director of Marketing and Sales of the Company since 2005; Director of Sales of the Company from 2002 to 2005.

Michael D. Trbovich	46	Corporate Secretary of the Company since 2005; Corporate Administration and Liaison for the Company for more than five years prior to 2005.

                Nicholas D. Trbovich, Jr. and Michael D. Trbovich are the sons of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

(c)                 Section 16(a) Beneficial Ownership Reporting Compliance.  Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its executive officers, directors and greater than 10% beneficial owners were timely made for 2008.

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

(e)                 Audit Committee.  The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board has (i) determined that Dr. Duerig and Mr. Hedges are independent pursuant to the listing standards of the NYSE Amex; and (ii) designated Dr. Duerig as the Company’s “Audit Committee financial expert.”

Item 11.	Executive Compensation.

Summary Compensation Table.

The following table contains information with respect to the annual compensation for the years ended December 31, 2008 and 2007 for the Company’s Chief Executive Officer and the two most highly compensated Executive Officers who were serving as Executive Officers at December 31, 2008 (the “Named Executive Officers”).

				All Other
Name and				Compen-
Principal Position	Year	Salary	Bonus	sation (1)	Total
Dr. Nicholas D. Trbovich ………….	2008	$448,533	$55,000	$442,363	$945,897
Chairman, President and CEO	2007	$417,767	$55,000	$130,759	$603,526

Nicholas D. Trbovich, Jr. ………….	2008	$266,667	$45,000	$233,143	$544,810
Director, Executive Vice President and COO	2007	$229,607	$45,000	$92,020	$366,627

Cari L. Jaroslawsky ……………….	2008	$144,000	$15,000	$76,546	$235,546
CFO and Treasurer	2007	$130,633	$10,000	$27,597	$168,230

(1)
All Other Compensation for 2008 includes (i) an allocation of 2,136 and 1,739 shares of Common Stock under the Servotronics Inc.’s Employee Stock Ownership Plan (“ESOP”) for Dr. Trbovich and Mr. Trbovich Jr., respectively, valued as of November 30, 2008 (the date of allocation), at the closing price on the NYSE Amex of $6.80 per share; (ii) $40,433 and $66,346 for Dr. Trbovich and Mr. Trbovich Jr., respectively for vacation pay in lieu of time off pursuant to a policy that is generally applicable to all employees of the Company; (iii) $100,500, $2,700, and $3,100 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky respectively for benefit parity payments in lieu of pension related benefits that are limited by the terms of the ESOP; (iv) $7,787, $387, and $197 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky respectively for life insurance; (v) $25,452, $25,221, and $15,739 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky respectively for health insurance and medical related expenses; (vi) $3,367 for personal use of a company car for Mr. Trbovich Jr., and (vii) $253,666, $123,298 and $57,510 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky respectively for the surrender of unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price ($15.22 on 2/4/2008)  of the Company’s common stock on the day of surrender less an administrative charge.  The number of options surrendered for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky was 37,800 (exercise price of $8.50), 18,400 (exercise price of $8.50), and 5,500 (exercise price of $4.70), respectively.

Employment Agreements.

Dr. Trbovich and Mr. Trbovich, Jr. have employment agreements with the Company pursuant to which they are entitled to receive minimum salary compensation of $462,550 and $275,000 per annum respectively, or such greater amount as the Company’s Board of Directors may approve/ratify, and individual and spousal lifetime health and life insurance benefits. In the event of Dr. Trbovich’s or Mr. Trbovich, Jr.’s death or total disability during the term of the employment agreement, they or their respective estates are entitled to receive 50% of the compensation they are receiving from the Company at the time of their death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich or Mr. Trbovich, Jr., they are entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich or Mr. Trbovich, Jr. and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes July 1, 2010 for Dr. Trbovich and extends to and includes July 1, 2013 for Mr. Trbovich, Jr., provided, however the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, Dr. Trbovich and/or Mr. Trbovich, Jr. will be entitled to a severance payment equal to nine months’ salary and benefits.

Outstanding Equity Awards at 2008 Fiscal Year End.

The following table shows information with respect to the value of unexercised options held by the Named Executive Officers as of December 31, 2008. All of the options granted to the Named Executive Officers were exercisable.

Option Awards
Named Executive Officer	Number of securities underlying unexercised options (#)	Option Exercise Price	Option Expiration Date

Dr. Nicholas D. Trbovich	37,800	$3.8125	07/06/2010
	45,000	$4.38	09/05/2011
	50,000	$2.045	04/10/2013
	25,000	$4.70	12/29/2015
Nicholas D. Trbovich Jr.	18,400	$3.8125	07/06/2010
	24,000	$4.38	09/05/2011
	27,000	$2.045	04/10/2013
	15,000	$4.70	12/29/2015
Cari L. Jaroslawsky	1,000	$4.70	12/29/2015

Directors’ Compensation.

Under the Company’s compensation arrangements, non-employee directors are paid a yearly director’s fee of $18,000 plus a per meeting fee of $900 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the Director’s and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $5,000 plus a per-meeting fee of $650 and reimbursement of actual expenses for attendance at Audit Committee meetings.

The following table contains information with respect to the compensation paid to the non-employee directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All other Compensation (3)	Total
William H. Duerig	$32,017	--	$84,322	$116,339
Donald W. Hedges	$32,017	--	$84,322	$116.339

(1)	Includes cash compensation earned by the Directors during the fiscal year 2008.

(2)
No options were awarded in 2008. As of December 31, 2008, each of Dr. Duerig’s and Mr. Hedges’ stock option holdings in the Company consisted of: 15,000 options with an exercise price of $3.8125 expiring on July 6, 2010; 16,000 options with an exercise price of $4.38 expiring on September 5, 2011; 18,000 options with an exercise price of $2.045 expiring on April 10, 2013; and 7,500 options with an exercise price of $4.70 expiring on December 29, 2015. All stock options listed in this note (2) were exercisable at December 31, 2008.

(3)
In February of 2008, Dr. Duerig and Mr. Hedges each surrendered 12,600 of unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price of $8.50 and the average of the high and the low market price ($15.22 on 2/4/2008) of the Company’s common stock on the day of surrender less an administrative charge.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners.  The following table lists the persons that owned beneficially, as of March 31, 2009, more than 5% of the outstanding shares of Common Stock of the Company, based on the Company’s records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by that person.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Servotronics, Inc. Employee
Stock Ownership Trust (2)	767,717 (2)	34.30%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Dr. Nicholas D. Trbovich (3)	546,203 (3)	22.80%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Nicholas D. Trbovich, Jr. (4)	127,293 (4)	5.50%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Harvey Houtkin (5)	352,088 (5)	15.70%
160 Summit Avenue
Montvale, New Jersey 07645

______________
(1)
Percent of class is based upon 2,238,314 shares of Common Stock outstanding as of March 31, 2009 plus, in the case of Dr. Trbovich and Nicholas D. Trbovich, Jr., the shares underlying their stock options, all of which are presently exercisable.

(2)
The trustees of the Servotronics, Inc. Employee Stock Ownership Trust (the “ESOT”) -- Dr. Nicholas D. Trbovich and Nicholas D. Trbovich, Jr. -- direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the trustees may direct the vote of that participant’s shares. As of March 31, 2009, approximately 462,656 shares have been allocated to the accounts of participants and approximately 305,061 shares remain unallocated.

(3)
This amount includes (i) 31,809 shares held by a charitable foundation for which Dr. Trbovich serves as a trustee; (ii) 157,800 shares which Dr. Trbovich has the right to acquire under stock options which are currently exercisable; and (iii) approximately 46,568 shares allocated to Dr. Trbovich’s account under the ESOT. These amounts do not include the shares beneficially owned by certain of Dr. Trbovich’s other relatives. Also, except as set forth in this note (3), does not include shares held by the ESOT as to which Dr. Trbovich serves as one of the two trustees. See note (2) above.

(4)
This amount includes (i) 84,400 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable; and (ii) approximately 27,079 shares allocated to Mr. Trbovich, Jr.’s account under the ESOT. Except as set forth in the preceding sentence, does not include shares held by the ESOT as to which Mr. Trbovich, Jr. serves as one of two trustees. See note (2) above.

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

(b)           Security Ownership of Management.  The following table sets forth, as of March 31, 2009, information as to the beneficial ownership of shares of Common Stock of the Company held by each director, executive officer and by all directors and officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by that person, except as otherwise indicated):

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Dr. Nicholas D. Trbovich	546,203 (2)	22.80%
Nicholas D. Trbovich, Jr.	127,293 (3)	5.50%
Donald W. Hedges	61,236 (4)	2.70%
Dr. William H. Duerig	60,093 (5)	2.60%
Cari L. Jaroslawsky	2,000 (6)	0.10%
Salvatore San Filippo	5,159 (7)	0.20%
Michael D. Trbovich	29,304 (8)	1.30%
All directors and officers as a group	1,136,349 (9)	43.5%

____________________

(1)	Percent of class is based upon 2,238,314 shares of Common Stock outstanding as of March 31, 2009 plus the number of shares subject to stock options held by the indicated person or group.

(2)	See note (9) below and note (3) to the table in “Security Ownership of Certain Beneficial Owners.”

(3)	See note (9) below and note (4) to the table in “Security Ownership of Certain Beneficial Owners.”

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

(7)
This amount includes (i) 1,000 shares which Mr. San Filippo has the right to acquire under stock options which are currently exercisable; and (ii) approximately 3,159 shares allocated to Mr. San Filippo’s account under the ESOT.

(8)
This amount includes (i) 18,500 shares which Mr. Trbovich has the right to acquire under stock options which are currently exercisable; and (ii) approximately 9,268 shares allocated to Mr. Trbovich’s account under the ESOT.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders..............	314,000	$3.47	17,000
Equity compensation plans not approved by security holders.........	93,700	$3.81	84,100
Total…............................	407,700	$3.55	101,100

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Nicholas D. Trbovich, Jr., Executive Vice President and Chief Operating Officer of the Company, is an inventor or co-inventor of certain issued patents and patent pending applications that are used in the business of a subsidiary of the Company. The patents have been and are currently used by the subject subsidiary on a royalty-free basis with Mr. Trbovich, Jr.’s consent.

Michael D. Trbovich, also a son of Dr. Nicholas D. Trbovich, received remuneration of $170,777 which includes $64,690 for the surrender of 6,000 stock options to the Company in exchange for a cash payment equal to the difference between the exercise price ($4.38) and the average of the high an low market price ($15.22 on 2/4/2008) of the Company’s common stock on the day of surrender  less an administrative charge, $8,000 bonus, $4,754 for health and life insurance, but does not include 749 shares allocated by the Company’s ESOP.

The Board has determined that Dr. Duerig and Mr. Hedges are independent pursuant to the listing standards of the NYSE Amex. The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board does not have a standing nominating or compensation committee. Pursuant to Board resolutions, the full Board of Directors approves/ratifies all director nominees after they are determined by the independent Directors. Additionally, the independent Directors determine the compensation of the Chief Executive Officer and all Executive Officers and such determination is then subsequently submitted to the full Board of Directors for approval/ratification.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Freed Maxick & Battaglia, CPAs, PC, (“FM&B”) and RSM McGladrey for fiscal years 2008 and 2007.

	2008	2007
Audit Fees (1)	$79,000	$74,950
Tax Service Fees (2)	35,015	35,806
All Other Fees (3)	6,775	5,759

Total	$120,790	$116,515

______________
(1)
Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Tax service fees principally included fees for tax preparation and tax consulting services.

(3)	Primarily for SEC compliance and assistance.

The Audit Committee pre-approves audit and non-audit services provided by FM&B and RSM McGladrey.

The Audit Committee of the Board of Directors has considered whether provision of the services described above is compatible with maintaining our accountant's independence and has determined that such services have not adversely affected FM&B’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2009

SERVOTRONICS, INC.

By:   /s/ Cari L. Jaroslawsky, Treasurer and CFO
Cari L. Jaroslawsky, Treasurer and
Chief Financial Officer

                              Exhibits
Exhibit No.                                        Description

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

- 11  -