Form 10-Q
period 2009-05-11
SERVOTRONICS INC /DE/
filed 2009-05-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109
SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware		16-0837866
(State or other jurisdiction of		(I. R. S. Employer
incorporation or organization)		Identification No.)
1110 Maple Street
Elma, New York 14059
(Address of principal executive offices)
(716) 655-5990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $.20 par value	2,238,314

                                    INDEX

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,986	$4,709
Accounts receivable	4,522	5,006
Inventories	11,445	10,160
Prepaid income taxes	20	84
Deferred income taxes	494	494
Other assets	560	387
Total current assets	21,027	20,840
Property, plant and equipment, net	5,833	5,838
Other non-current assets	205	207
Total Assets	$27,065	$26,885
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$522	$539
Accounts payable	2,073	2,393
Accrued employee compensation and benefit costs	1,388	1,335
Other accrued liabilities	722	346
Total current liabilities	4,705	4,613
Long-term debt	3,665	3,702
Deferred income taxes	501	501
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,933,253 shares	523	523
Capital in excess of par value	13,296	13,296
Retained earnings	8,805	8,680
Accumulated other comprehensive loss	(98)	(98)
	22,526	22,401
Employee stock ownership trust commitment	(1,614)	(1,614)
Treasury stock, at cost 376,192 shares	(2,718)	(2,718)
Total shareholders’ equity	18,194	18,069
Total Liabilities and Shareholders’ Equity	$27,065	$26,885

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$7,538	$8,985
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation	6,139	6,468
Selling, general and administrative	1,079	1,023
Interest expense	24	47
Depreciation and amortization	139	140
Other income, net	(29)	(38)
	7,352	7,640
Income before income tax provision	186	1,345
Income tax provision	61	492
Net income	$125	$853

Income per share:
Basic
Net income per share	$0.06	$0.44
Diluted
Net income per share	$0.06	$0.40

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows related to operating activities:
Net income	$125	$853
Adjustments to reconcile net income to net
cash (used in) provided by operating activities -
Depreciation and amortization	139	140
Change in assets and liabilities -
Accounts receivable	484	(400)
Inventories	(1,285)	241
Prepaid income taxes	64	-
Other assets	(173)	(267)
Other non-current assets	2	2
Accounts payable	(320)	(24)
Accrued employee compensation and benefit costs	53	47
Other accrued liabilities	376	73
Accrued income taxes	-	(242)
Net cash (used in) provided by operating activities	(535)	423
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(133)	(119)
Net cash used in investing activities	(133)	(119)
Cash flows related to financing activities:
Principal payments on long-term debt	(55)	(54)
Cash dividend	-	(348)
Purchase of stock options	-	(772)
Proceeds from exercise of stock options	-	7
Net cash used in financing activities	(55)	(1,167)
Net decrease in cash and cash equivalents	(723)	(863)
Cash and cash equivalents at beginning of period	4,709	4,879
Cash and cash equivalents at end of period	$3,986	$4,016

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

    The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ending March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $524,000 at March 31, 2009 and December 31, 2008. Pre-production and start-up costs are expensed as incurred.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2009 or December 31, 2008, and did not recognize any interest and/or penalties in its consolidated statements of operations during the periods ended March 31, 2009 and 2008.

Supplemental cash flow information

Income taxes paid during the three months ended March 31, 2009 and 2008 amounted to approximately $3,000 and $740,000, respectively. Interest paid during the three months ended March 31, 2009 and 2008 amounted to approximately $26,000 and $58,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at March 31, 2009 and December 31, 2008.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	March 31,	December 31,
	2009	2008
	($000’s omitted)
Raw materials and common parts, net of reserve	$4,884	$4,621
Work-in-process	5,057	4,153
Finished goods	1,504	1,386
	$11,445	$10,160

4.	Property, Plant and Equipment

	March 31,	December 31,
	2009	2008
	($000’s omitted)
Land	$25	$25
Buildings	6,775	6,761
Machinery, equipment and tooling	11,847	11,728
	18,647	18,514
Less accumulated depreciation and amortization	(12,814)	(12,676)
	$5,833	$5,838

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2009 and December 31, 2008, accumulated amortization on the building amounted to approximately $2,075,000 and $2,040,000, respectively. Amortization expense amounted to $35,000 for the three month periods ended March 31, 2009 and 2008. The associated current and long-term liabilities are discussed in Note 5, Long-term debt, of the consolidated financial statements. Depreciation expense for the period ended March 31, 2009 and 2008 amounted to $139,000 and $140,000, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	March 31,	December 31,
	2009	2008
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (0.74% at March 31, 2009) (A)	$3,470	$3,470
Term loan payable to a financial institution;
interest at LIBOR plus 2%, (5.83% at March 31, 2009);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	295	321
Term loan payable to a financial institution;
interest at LIBOR plus 2%, not to exceed 6.00% (3.21% at
March 31, 2009); quarterly principal payments
of $17,500; payable in full in the fourth quarter
of 2009; partially secured by equipment	202	220
Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	141	146
Secured term loan payable to a government agency;
monthly principal payments of approximately $1,800 with
interest waived payable through second quarter of 2012	79	84
	4,187	4,241
Less current portion	(522)	(539)
	$3,665	$3,702

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

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at March 31, 2009 and December 31, 2008.

    Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2009 and December 31, 2008, the Company was in compliance with all of its debt covenants.

6.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements.  The Company did not have any unrecognized

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax benefits or obligations as of March 31, 2009 and December 31, 2008.

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

    In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

    During the second quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for the year 2005. In the third quarter of 2007, the IRS examination was completed and settled resulting in a $3,000 refund to the Company.

7.	Common Shareholders’ Equity

	($000’s omitted)
	Common stock						Accumulated
	Number		Capital in				other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders’
	issued	Amount	par value	earnings	ESOP	stock	loss	equity
Balance December 31, 2008	2,614,506	$523	$13,296	$8,680	($1,614)	($2,718)	($98)	$18,069
Net income	-	-	-	125	-	-	-	125
Balance March 31, 2009	2,614,506	$523	$13,296	$8,805	($1,614)	($2,718)	($98)	$18,194

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of April 30, 2009, the Company has purchased 237,145 shares and there remain 212,855 shares available to purchase under this program.

As previously reported, on April 1, 2009, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on May 15, 2009 to shareholders of record on April 20, 2009. This second consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2009	2008
	($000’s omitted
	except per share data)
Net income	$125	$853
Weighted average common shares
outstanding (basic)	1,933	1,935
Incremental shares from assumed
conversions of stock options	102	208
Weighted average common
shares outstanding (diluted)	2,035	2,143
Basic
Net income per share	$0.06	$0.44
Diluted
Net income per share	$0.06	$0.40

8.	Commitments

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the three month periods ended March 31, 2009 and 2008 and future minimum payments under such leases are not material to the consolidated financial statements.

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

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Revenues from unaffiliated customers	$4,513	$4,647	$3,025	$4,338	$7,538	$8,985
Profit (loss)	$997	$1,103	$(425)	$627	572	1,730
Interest expense	$(21)	$(42)	$(3)	$(5)	(24)	(47)
Depreciation and amortization	$(101)	$(97)	$(38)	$(43)	(139)	(140)
Other income, net	$29	$28	$-	$10	29	38
General corporate expense					(252)	(236)
Income before income tax provision					$186	$1,345
Capital expenditures	$109	$102	$24	$17	$133	$119

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008
Identifiable assets	$16,907	$16,688	$10,158	$10,197	$27,065	$26,885

11.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

12.	Subsequent Events

On April 1, 2009, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on May 15, 2009 to shareholders of record on April 20, 2009. This second consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three month periods ended March 31, 2009 and 2008, approximately 43% and 49%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have a direct impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

In December of 2008, the Aerospace Industries Association (AIA) stated that the aerospace industry is showing resiliency in trying economic times, but has not been immune to the effects of the ongoing global financial crisis. These extremely volatile economic times create circumstances that may have effects on the Aerospace Industry. The Company’s Advanced Technology Group revenue decreased approximately 3% for the three months ended March 31, 2009 compared to the same period in 2008 due to stretch-outs of customer orders across various product lines and, to a lesser extent, cancellations. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new – domestic and foreign – markets that are consistent with its core competencies. There are substantial uncertainties in the current Global Economy that are compounded with certain Airliner delivery stretch-outs being implemented which in turn may adversely affect the Company’s sales revenues in 2009 and beyond. Although the ATG backlog continues to be significant, actual scheduled shipments may be delayed as a function of the Company’s customers’ delivery determinations that may be based on changes in the Global Economy and other factors.

    The Company’s Consumer Products Group (CPG) develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and World’s Stimulus Plans and the difficulty to accurately project the net effect of the change in the U.S. Administration on the government’s procurement programs. Approximately 50% of the CPG’s revenues are derived from contracts with agencies of the U.S. Government or their prime contractors.  Procurement and time of shipments under such contracts significantly impact the operating results for the CPG from period to period.  During the three months ended March 31, 2009 compared to the same period in 2008 the CPG revenue decreased by approximately 30% due to the completion of a significant contract in the first quarter of 2008. The drop in revenues coupled with the reduction in margins under existing contracts contributed significantly to the reduction in gross profit of approximately $1 million.

See also Note 10, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations
        The following table compares the Company’s statements of operations data for the three months ended March 31, 2009 and 2008 ($000’s omitted).

	Three Months Ended March 31,
					2009 vs. 2008
	2009		2008		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$4,513	59.9%	$4,647	51.7%	$(134)	(2.9%)
Consumer Products	3,025	40.1%	4,338	48.3%	(1,313)	(30.3%)
	7,538	100.0%	8,985	100.0%	(1,447)	(16.1%)
Cost of sale, exclusive of depreciation and amortization	6,139	81.4%	6,468	72.0%	(329)	(5.1%)
Gross profit	1,399	18.6%	2,517	28.0%	(1,118)	(44.4%)
Selling, general and administration	1,079	14.3%	1,023	11.4%	56	5.5%
Depreciation and amortization	139	1.8%	140	1.6%	(1)	(0.7%)
Total costs and expenses	7,357	97.6%	7,631	84.9%	(274)	(3.6%)
Operating income	181	2.4%	1,354	15.1%	(1,173)	(86.6%)
Interest expense	24	0.3%	47	0.5%	(23)	(48.9%)
Other income, net	(29)	(0.4%)	(38)	(0.4%)	9	(23.7%)
Income tax provision	61	0.8%	492	5.5%	(431)	(87.6%)
Net income	$125	1.7%	$853	9.5%	$(728)	(85.3%)

Sales

The Company’s consolidated revenues decreased approximately $1,447,000 or 16.1% for the three month period ended March 31, 2009 when compared to the same three month period in 2008. Such decreases are the result of customer stretch-outs of existing orders and, to a lesser extent, order cancellations at the ATG combined with decreased shipments of military products at the CPG. While the CPG anticipates follow-up Government contracts on existing products as well as orders for new products, there is uncertainty as to the amount and timing of these orders as a result of the current Global Economy, the transitional U.S. Administration and geographic troop focus.

Gross Profit

As shown in the above table, gross profit and gross profit as a percentage of net revenues for the three month period ended March 31, 2009 decreased as compared to the same three month period in 2008. The primary reason for the decrease in gross profit was the decrease in net revenue and the mix of products sold at the CPG. The current mix of products sold in the period within the ATG and CPG segments as well as the composition of ATG and CPG sales to the total consolidated sales directly attributed to dollar value and percentage decrease in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the three month period ended March 31, 2009 as compared to the same three month period in 2008 by approximately 5%. The increase in SG&A includes increased expenses relative to contract administration/negotiations, product line acquisition, product protection (i.e., trademarks, patents) and other costs associated with the expansion of the ATG and CPG foreign and domestic markets. The trend is for SG&A expenses to increase as a function of increased regulations, market expansion, company growth and the full implementation of the Sarbanes-Oxley Act.

Interest Expense

Interest expense decreased for the three month period ended March 31, 2009 compared to the same period in 2008 due to the decrease in the average outstanding debt and interest rates. Average debt outstanding will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 5, Long-term debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent for the three month period ended March 31, 2009 compared to the same period in 2008. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of significant accounting policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements that are associated with Sarbanes-Oxley and other new regulatory requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the three month period ended March 31, 2009 when compared to the same three month period in 2008 is due to the decline in market driven interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was 33.1% in the first quarter of 2009 as compared to 36.6% for the three month period ended March 31, 2008. The effective tax rate in both periods reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionments formula. See also Note 6, Income taxes, of the consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended March 31, 2009 decreased $728,000 when it is compared to the net income for the same period ended in 2008. The decrease in net income is the result of decreased sales at the ATG and CPG as well the less favorable margins on the mix of products sold at the CPG during the three month period ended March 31, 2009.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At March 31, 2009, the Company had working capital of approximately $16,300,000 of which approximately $3,986,000 was comprised of cash and cash equivalents. The Company used approximately $535,000 in cash from operations during the three months ended March 31, 2009 as compared to generating $423,000 during the three months ended March 31, 2008. The primary uses of cash for the Company’s operating activities for the three months ended March 31, 2009 were for increases in inventory and payments to vendors aggregating $1,605,000 off set by reductions in accounts receivable of approximately $484,000.

The Company’s primary use of cash in its financing and investing activities in the first three months of 2009 related to capital expenditures for equipment and principal payments on long-term debt.

At March 31, 2009, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at March 31, 2009. If needed, this can be used to fund cash flow requirements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Company Purchases of Company’s Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number		Part of Publicly	yet be Purchased
	of Shares	Average Price $	Announced Plans or	under the Plans or
2009 Periods	Purchased	Paid Per Share	Programs	Programs
January 1– March 31, 2009	-	-	-	212,855
Total	-	-	-	212,855

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of April 30, 2009, the Company has purchased 237,145 shares and there remain 212,855 shares available to purchase under this program

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

Date: May 14, 2009

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer