Form 10-Q
period 2009-08-10
SERVOTRONICS INC /DE/
filed 2009-08-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                           Outstanding at July 31, 2009
   Common Stock, $.20 par value                                                                                                                 2,237,371

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,136	$4,709
Accounts receivable	5,533	5,006
Inventories	11,426	10,160
Prepaid income taxes	-	84
Deferred income taxes	494	494
Other assets	442	387
Total current assets	21,031	20,840
Property, plant and equipment, net	5,778	5,838
Other non-current assets	202	207
Total Assets	$27,011	$26,885
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$504	$539
Accounts payable	1,833	2,393
Accrued employee compensation and benefit costs	1,437	1,335
Accrued income taxes	148	-
Other accrued liabilities	352	346
Total current liabilities	4,274	4,613
Long-term debt	3,628	3,702
Deferred income taxes	501	501
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,932,310 (1,933,253 – 2008) shares	523	523
Capital in excess of par value	13,296	13,296
Retained earnings	9,179	8,680
Accumulated other comprehensive loss	(98)	(98)
	22,900	22,401
Employee stock ownership trust commitment	(1,568)	(1,614)
Treasury stock, at cost 377,135 (376,192 – 2008) shares	(2,724)	(2,718)
Total shareholders’ equity	18,608	18,069
Total Liabilities and Shareholders’ Equity	$27,011	$26,885

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$9,106	$7,732	$16,644	$16,717
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation	6,617	5,617	12,756	12,085
Selling, general and administrative	1,271	1,021	2,350	2,044
Interest expense	19	40	43	87
Depreciation and amortization	143	141	282	281
Other income, net	(11)	(15)	(40)	(53)
	8,039	6,804	15,391	14,444
Income before income tax provision	1,067	928	1,253	2,273
Income tax provision	357	340	418	832
Net income	$710	$588	$835	$1,441

Income per share:
Basic
Net income per share	$0.37	$0.3	$0.43	$0.74
Diluted
Net income per share	$0.34	$0.27	$0.41	$0.67

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows related to operating activities:
Net income	$835	$1,441
Adjustments to reconcile net income to net
cash (used in) provided by operating activities -
Depreciation and amortization	282	281
Change in assets and liabilities -
Accounts receivable	(527)	(157)
Inventories	(1,266)	(792)
Prepaid income taxes	84	-
Other assets	(55)	(273)
Other non-current assets	1	5
Accounts payable	(560)	60
Accrued employee compensation and benefit costs	102	223
Other accrued liabilities	6	(1)
Accrued income taxes	148	(300)
Employee stock ownership trust payment	46	-
Net cash (used in) provided by operating activities	(904)	487
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(218)	(186)
Net cash used in investing activities	(218)	(186)
Cash flows related to financing activities:
Principal payments on long-term debt	(109)	(108)
Purchase of treasury shares	(6)	-
Cash dividend	(336)	(348)
Purchase of stock options	-	(772)
Proceeds from exercise of stock options	-	7
Net cash used in financing activities	(451)	(1,221)
Net decrease in cash and cash equivalents	(1,573)	(920)
Cash and cash equivalents at beginning of period	4,709	4,879
Cash and cash equivalents at end of period	$3,136	$3,959

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ending June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Servotronics, Inc. and its wholly-owned subsidiaries (the “Company”).

Cash and cash equivalents

The Company considers cash and cash equivalents to include all cash accounts and short-term investments purchased with an original maturity of six months or less.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $544,000 at June 30, 2009 and $524,000 at December 31, 2008. Pre-production and start-up costs are expensed as incurred.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, a combined New York State income tax return and a separate Pennsylvania state income tax return.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2009 or December 31, 2008, and did not recognize any interest and/or penalties in its consolidated statements of operations during the periods ended June 30, 2009 and 2008.

Supplemental cash flow information

Income taxes paid during the three months ended June 30, 2009 and 2008 amounted to approximately $198,000 and $404,000, respectively, and amounted to $201,000 and $1,138,000 for the six months ended June 30, 2009 and 2008, respectively. Interest paid during the three months ended June 30, 2009 and 2008 amounted to approximately $21,000 and $44,000, respectively, and amounted to $47,000 and $102,000 for the six months June 30, 2009 and 2008, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at June 30, 2009 and December 31, 2008.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories
		June 30,	December 31,
		2009	2008
		($000's omitted)

	Raw materials and common parts	$5,011	$4,621
	Work-in-process	5,200	4,153
	Finished goods	1,215	1,386
	Total inventories, net of reserve	$11,426	$10,160

4.	Property, Plant and Equipment
		June 30,	December 31,
		2009	2008
		($000's omitted)

	Land	$25	$25
	Buildings	6,803	6,761
	Machinery, equipment and tooling	11,393	11,728
		18,221	18,514
	Less accumulated depreciation and amortization	(12,443)	(12,676)
	Total property, plant and equipment	$5,778	$5,838

Property, plant and equipment include land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2009 and December 31, 2008, accumulated amortization on the building amounted to approximately $2,093,000 and $2,040,000, respectively. Amortization expense amounted to $35,000 and $70,000 for the three and six month periods ended June 30, 2009 and 2008, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-term debt, of the consolidated financial statements. Depreciation expense for the three months ended June 30, 2009 and 2008 amounted to $106,000 and $105,000, respectively and $208,000 and $207,000 for the six month periods ended June 30, 2009 and 2008, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt
		June 30,	December 31,
		2009	2008
		($000's omitted)
	Industrial Development Revenue Bonds; secured by an equivalent
	letter of credit from a bank with interest payable monthly
	at a floating rate (0.55% at June 30, 2009) (A)	$3,470	$3,470
	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, (3.21% at June 30, 2009);
	quarterly principal payments of $26,786 through the
	fourth quarter of 2011	268	321
	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, not to exceed 6.00% (3.21% at
	June 30, 2009); quarterly principal payments
	of $17,500; payable in full in the fourth quarter
	of 2009; partially secured by equipment	185	220
	Secured term loan payable to a government agency;
	monthly payments of $1,950 including interest
	fixed at 3% payable through fourth quarter of 2015	136	146
	Secured term loan payable to a government agency;
	monthly principal payments of approximately $1,800 with
	interest waived payable through second quarter of 2012	73	84
		4,132	4,241
	Less current portion	(504)	(539)
		$3,628	$3,702

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

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at June 30, 2009 and December 31, 2008.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2009 and December 31, 2008, the Company was in compliance with all of its debt covenants.

6.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position, taken or expected to be taken, in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements. The Company did not have any unrecognized tax benefits or obligations as of June 30, 2009 and December 31, 2008.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.	Common Shareholders’ Equity

					($000’s omitted)
	Common stock						Accumulated
	Number		Capital in				other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders’
	issued	Amount	par value	earnings	ESOP	stock	loss	equity
Balance December 31, 2008	2,614,506	$523	$13,296	$8,680	($1,614)	($2,718)	($98)	$18,069
Net income	-	-	-	835	-	-	-	835
Purchase of treasury shares	-	-	-	-	-	(6)	-	(6)
Cash dividend	-	-	-	(336)	46	-	-	(290)
Balance June 30, 2009	2,614,506	$523	$13,296	$9,179	($1,568)	($2,724)	($98)	$18,608

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2009, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

As previously reported, on April 1, 2009, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on May 15, 2009 to shareholders of record on April 20, 2009 and was approximately $336,000 in the aggregate. This second consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	($000’s omitted
	except per share data)

Net income	$710	$588	$835	$1,441
Weighted average common shares
outstanding (basic)	1,933	1,936	1,933	1,935
Incremental shares from assumed
conversions of stock options	143	206	122	207
Weighted average common
shares outstanding (diluted)	2,076	2,142	2,055	2,142
Basic
Net income per share	$0.37	$0.3	$0.43	$0.74
Diluted
Net income per share	$0.34	$0.27	$0.41	$0.67

8.	Commitments

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the six month periods ended June 30, 2009 and 2008 and future minimum payments under such leases are not material to the consolidated financial statements.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows

($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Revenues from unaffiliated customers	$8,959	$9,894	$7,685	$6,823	$16,644	$16,717
Profit	$1,928	$2,740	$115	$320	2,043	3,060
Interest expense	$(39)	$(78)	$(4)	$(9)	(43)	(87)
Depreciation and amortization	$(204)	$(195)	$(78)	$(86)	(282)	(281)
Other income, net	$38	$36	$2	$17	40	53
General corporate expense					(505)	(472)
Income before income tax provision					$1,253	$2,273
Capital expenditures	$131	$168	$87	$18	$218	$186

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
Identifiable assets	$16,212	$16,688	$10,799	$10,197	$27,011	$26,885

Advanced Technology		Consumer Products
Group		Group		Consolidated
Three months ended		Three months ended		Three months ended
June 30,		June 30,		June 30,
2009	2008	2009	2008	2009	2008

Revenues from unaffiliated customers	$4,446	$5,247	$4,660	$2,485	$9,106	$7,732
Profit (loss)	$930	$1,638	$540	$(308)	$1,470	$1,330
Interest expense	$(18)	$(36)	$(1)	$(4)	(19)	(40)
Depreciation and amortization	$(104)	$(98)	$(39)	$(43)	(143)	(141)
Other income, net	$9	$8	$2	$7	11	15
General corporate expense					(252)	(236)
Income before income tax provision					$1,067	$928
Capital expenditures	$31	$66	$63	$1	$94	$67

11.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

12.	Subsequent Events

These financial statements have not been updated for subsequent events occurring after August 12, 2009 which is the date these financial statements were available to be issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three months ended June 30, 2009 and 2008 approximately 56% and 37%, respectively and 50% and 43%, for the six months ended June 30, 2009 and 2008 respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the Company’s revenues. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components.

The Company’s Advanced Technology Group’s revenue decreased approximately $801,000 and $935,000 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to stretch-outs of customer orders across various product lines and, to a lesser extent, cancellations. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current Global Economy that are compounded with certain Airliner delivery stretch-outs being implemented which in turn are adversely affecting the Company’s sales revenues in 2009. Although the ATG backlog continues to be significant, actual scheduled shipments may be delayed as a function of the Company’s customers’ delivery determinations that are affected by changes in the Global Economy and other factors.

The Company’s Consumer Products Group’s (CPG) revenue increased approximately $2,175,000 and $862,000 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily because of shipments under several significant government contracts. The Company’s Consumer Products Group (CPG) develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the current recession and the difficulty to accurately project the net effect of the change in the U.S. Administration on the government’s procurement programs. Approximately 69% and 62% of the CPG’s revenues are derived from contracts with agencies of the U.S. Government or their prime contractors for the three and six months ended June 30, 2009, respectively.

See also Note 10, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following tables compare the Company’s statements of operations data for the six and three months ended June 30, 2009 and 2008 ($000’s omitted).

	Six Months Ended June 30,

					2009 vs. 2008
	2009		2008		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$8,959	53.8%	$9,894	59.2%	$(935)	(9.5%)
Consumer Products	7,685	46.2%	6,823	40.8%	862	12.6%
	16,644	100.0%	16,717	100.0%	(73)	(0.4%)
Cost of sale, exclusive of depreciation
and amortization	12,756	76.6%	12,085	72.3%	671	5.6%
Gross profit	3,888	23.4%	4,632	27.7%	(744)	(16.1%)
Selling, general and administration	2,350	14.1%	2,044	12.2%	306	15.0%
Depreciation and amortization	282	1.7%	281	1.7%	1	0.4%
Total costs and expenses	15,388	92.4%	14,410	86.2%	978	6.8%
Operating income	1,256	7.6%	2,307	13.8%	(1,051)	(45.6%)
Interest expense	43	0.3%	87	0.5%	(44)	(50.6%)
Other income, net	(40)	(0.2%)	(53)	(0.3%)	13	(24.5%)
Income tax provision	418	2.5%	832	5.0%	(414)	(49.8%)
Net income	$835	5.0%	$1,441	8.6%	$(606)	(42.1%)

	Three Months Ended June 30,
					2009 vs. 2008
	2009		2008		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$4,446.00	48.8%	$5,247	67.9%	$(801)	(15.3%)
Consumer Products	4,660	51.2%	2,485	32.1%	2,175	87.5%
	9,106	100.0%	7,732	100.0%	1,374	17.8%
Cost of sale, exclusive of depreciation
and amortization	6,617	72.7%	5,617	72.6%	1,000	17.8%
Gross profit	2,489	27.3%	2,115	27.4%	374	17.7%
Selling, general and administration	1,271	14.0%	1,021	13.2%	250	24.5%
Depreciation and amortization	143	1.6%	141	1.8%	2	1.4%
Total costs and expenses	8,031	88.3%	6,779	87.6%	1,252	18.5%
Operating income	1,075	11.7%	953	12.4%	122	12.8%
Interest expense	19	0.2%	40	0.5%	(21)	(52.5%)
Other income, net	(11)	(0.1%)	(15)	(0.2%)	4	(26.7%)
Income tax provision	357	3.9%	340	4.4%	17	5.0%
Net income	$710	7.7%	$588	7.7%	$122	20.7%

Sales

The Company’s consolidated revenues increased approximately $1,374,000 or 17.8% for the three month period ended June 30, 2009 and remained relatively consistent for the six month period ended June 30, 2009 when compared to the same three and six month periods in 2008. Such results are due to increased shipments at the CPG under several significant government contracts off-set by decreased shipments at the ATG due to customer stretch-outs of existing orders and, to a lesser extent, order cancellations. Procurement and time of shipments under Government contracts at the CPG significantly impact operating results from period to period.

Gross Profit

As shown in the above table, gross profit for the three month period ended June 30, 2009 increased while gross profit for the six month period ended June 30, 2009 decreased as compared to the same three and six month periods in 2008. The primary reason for the variations in gross profit was the mix of products sold at the CPG.  The current mix of products sold in the period within the ATG and CPG segments as well as the composition of ATG and CPG sales to the total consolidated sales directly attributed to dollar value and percentage variations in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the three and six month periods ended June 30, 2009 as compared to the same three and six month periods in 2008. The increase in SG&A includes increased expenses relative to contract/ product administration/negotiations, product protection (i.e., trademarks, patents) and other costs associated with the expansion of the ATG and CPG foreign and domestic markets. The trend is for SG&A expenses to increase as a function of increased regulations, market expansion, company growth and the continued implementation of the Sarbanes-Oxley Act.

Interest Expense

Interest expense decreased for the three and six month periods ended June 30, 2009 compared to the same periods in 2008 due to the decrease in average outstanding debt and interest rates. Average debt outstanding will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent for the three and six month periods ended June 30, 2009 compared to the same periods in 2008. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements that are associated with Sarbanes-Oxley and other new regulatory requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the three and six month periods ended June 30, 2009 when compared to the same three and six month periods in 2008 is due to the decline in market driven interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was 33.4% for the six months ended June 30, 2009 as compared to 36.6% for the six month period ended June 30, 2008. The effective tax rate in both periods reflects state income taxes, permanent non-deductible expenditures and the tax benefit for the domestic manufacturing deduction allowable under the American Jobs Creation Act of 2004 as well as a reduction in New York State’s statutory tax rate and apportioned income. See also Note 6, Income Taxes, of the consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended June 30, 2009 increased $122,000 or 20.7% and decreased $606,000 or 42.1% for the six month period ended June 30, 2009 when compared to net income for the same two periods ended June 30, 2008. These period to period differences in net income are primarily attributable to decreased sales at ATG offset by increased sales at the CPG in the second quarter of 2009. Also, affecting net income were increases in selling, general and administrative expenses and changes in gross margin as the result of product mix in the respective periods.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment, tax payments and principal and interest payments on debt.

At June 30, 2009, the Company had working capital of approximately $16,757,000 of which approximately $3,136,000 was comprised of cash and cash equivalents. The Company used approximately $904,000 in cash from operations during the six months ended June 30, 2009 as compared to generating $487,000 during the six months ended June 30, 2008. The primary uses of cash for the Company’s operating activities for the six months ended June 30, 2009 were for increases in inventory and accounts receivable and payments to vendors aggregating $2,353,000.

The Company’s primary use of cash in its financing and investing activities in the first six months of 2009 related to capital expenditures for equipment and principal payments on long-term debt as well as approximately $336,000 for a cash dividend paid on May 15, 2009 to shareholders of record on April 20, 2009.

At June 30, 2009, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at June 30, 2009. If needed, this can be used to fund cash flow requirements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Company Purchases of Company’s Equity Securities

2009 Periods	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1– March 31, 2009	-	-	-	212,855
April 1 – June 30, 2009	943	6.34	943	211,912
Total	943	6.34	943	211,912

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of April 30, 2009, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program

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

SERVOTRONICS, INC.

Date: August 12, 2009	By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer