Form 10-Q
period 2009-11-09
SERVOTRONICS INC /DE/
filed 2009-11-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $.20 par value	2,237,371

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,159	$4,709
Accounts receivable, net	4,498	5,006
Inventories, net	11,897	10,160
Prepaid income taxes	-	84
Deferred income taxes	494	494
Other assets	595	387
Total current assets	21,643	20,840
Property, plant and equipment, net	5,733	5,838
Other non-current assets	200	207
Total Assets	$27,576	$26,885
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$487	$539
Accounts payable	1,205	2,393
Accrued employee compensation and benefit costs	1,379	1,335
Accrued income taxes	378	-
Other accrued liabilities	593	346
Total current liabilities	4,042	4,613
Long-term debt	3,592	3,702
Deferred income taxes	501	501
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,932,310 (1,933,253 – 2008) shares	523	523
Capital in excess of par value	13,296	13,296
Retained earnings	10,012	8,680
Accumulated other comprehensive loss	(98)	(98)
	23,733	22,401
Employee stock ownership trust commitment	(1,568)	(1,614)
Treasury stock, at cost 377,135 (376,192 – 2008) shares	(2,724)	(2,718)
Total shareholders’ equity	19,441	18,069
Total Liabilities and Shareholders’ Equity	$27,576	$26,885

  See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$8,224	$7,818	$24,868	$24,535
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation	5,637	5,568	18,393	17,653
Selling, general and administrative	1,191	1,139	3,541	3,183
Interest expense	17	42	60	129
Depreciation and amortization	133	129	415	410
Other income, net	(2)	(14)	(42)	(67)
	6,976	6,864	22,367	21,308
Income before income tax provision	1,248	954	2,501	3,227
Income tax provision	415	349	833	1,181
Net income	$833	$605	$1,668	$2,046

Income per share:
Basic
Net income per share	$0.43	$0.31	$0.86	$1.06
Diluted
Net income per share	$0.40	$0.29	$0.81	$0.96

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows related to operating activities:
Net income	$1,668	$2,046
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	415	410

Change in assets and liabilities -
Accounts receivable	508	(405)
Inventories	(1,737)	(1,273)
Prepaid income taxes	84	-
Other assets	(208)	(302)
Other non-current assets	3	7
Accounts payable	(1,188)	202
Accrued employee compensation and benefit costs	44	282
Other accrued liabilities	247	-
Accrued income taxes	378	46
Employee stock ownership trust payment	46	-

Net cash provided by operating activities	260	1,013

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(305)	(287)

Net cash used in investing activities	(305)	(287)

Cash flows related to financing activities:
Principal payments on long-term debt	(163)	(165)
Purchase of treasury shares	(6)	(239)
Cash dividend	(336)	(348)
Purchase of stock options	-	(772)
Proceeds from exercise of stock options	-	7

Net cash used in financing activities	(505)	(1,517)

Net decrease in cash and cash equivalents	(550)	(791)

Cash and cash equivalents at beginning of period	4,709	4,879

Cash and cash equivalents at end of period	$4,159	$4,088

See notes to consolidated financial statements
-  5 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

     The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ending September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $501,000 at September 30, 2009 and $524,000 at December 31, 2008. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2009 or December 31, 2008, and did not recognize any interest and/or penalties in its consolidated statements of operations during the periods ended September 30, 2009 and 2008.

Supplemental cash flow information

Income taxes paid during the three months ended September 30, 2009 and 2008 amounted to approximately $191,000 and $9,000, respectively, and amounted to $392,000 and $1,153,000 for the nine months ended September 30, 2009 and 2008, respectively. Interest paid during the three months ended September 30, 2009 and 2008 amounted to approximately $17,000 and $35,000, respectively, and amounted to $64,000 and $137,000 for the nine months September 30, 2009 and 2008, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at September 30, 2009 and December 31, 2008.

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

Research and Development Costs

Research and development costs are expensed as incurred.

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

3.	Inventories

	September 30,	December 31,
	2009	2008
	($000’s omitted)
Raw materials and common parts	$5,604	$4,621
Work-in-process	4,518	4,153
Finished goods	1,775	1,386
Total inventories, net of reserve	$11,897	$10,160

4.	Property, Plant and Equipment

	September 30,	December 31,
	2009	2008
	($000’s omitted)
Land	$25	$25
Buildings	6,855	6,761
Machinery, equipment and tooling	11,428	11,728
	18,308	18,514
Less accumulated depreciation and amortization	(12,575)	(12,676)
Total property, plant and equipment	$5,733	$5,838

Property, plant and equipment include land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2009 and December 31, 2008, accumulated amortization on the building amounted to approximately $2,128,000 and $2,040,000, respectively. Amortization expense amounted to $35,000 and $105,000 for the three and nine month periods ended September 30, 2009 and 2008, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-term debt, of the consolidated financial statements. Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $96,000 and $92,000, respectively and $304,000 and $299,000 for the nine month periods ended September 30, 2009 and 2008, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	September 30,	December 31,
	2009	2008
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (0.60% at September 30, 2009) (A)	$3,470	$3,470

Term loan payable to a financial institution;
interest at LIBOR plus 2%, (2.60% at September 30, 2009);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	241	321

Term loan payable to a financial institution;
interest at LIBOR plus 2%, not to exceed 6.00% (2.60% at
September 30, 2009); quarterly principal payments
of $17,500; repaid in full in the fourth quarter
of 2009; partially secured by equipment (B)	168	220

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	133	146

Secured term loan payable to a government agency;
monthly principal payments of approximately $1,900 with
interest waived payable through second quarter of 2012	67	84
	4,079	4,241
Less current portion	(487)	(539)
	$3,592	$3,702

(A) The Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company’s headquarters/Advanced Technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company’s interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders

(B) On October 1, 2009 the Company paid $168,000 on the term loan to the financial institution as full and final payment on the obligation prior to its scheduled maturity in 2012. The full amount is included in current portion of long term debt at September 30, 2009.

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at September 30, 2009 and December 31, 2008.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2009 and December 31, 2008, the Company was in compliance with all of its debt covenants.

6.	Income Taxes

The Company did not have any unrecognized tax benefits or obligations as of September 30, 2009 and December 31, 2008.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction, New York State and Pennsylvania. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

     During the third quarter of 2009, New York State Department of Taxation performed an examination of the New York State Corporation Tax for the years 2005, 2006 and 2007. The Company is awaiting notification as to the results of the examination but does not expect such results to have a material impact on the financial statements.

7.	Common Shareholders’ Equity

					($000’s omitted)
	Common stock						Accumulated
	Number		Capital in				other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders’
	issued	Amount	par value	earnings	ESOP	stock	loss	equity
Balance December 31, 2008	2,614,506	$523	$13,296	$8,680	($1,614)	($2,718)	($98)	$18,069
Net income	-	-	-	1,668	-	-	-	1,668
Purchase of treasury shares	-	-	-	-	-	(6)	-	(6)
Cash dividend	-	-	-	(336)	46	-	-	(290)
Balance September 30, 2009	2,614,506	$523	$13,296	$10,012	($1,568)	($2,724)	($98)	$19,441

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2009, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

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

- 10  -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($000’s omitted except per share data)

Net income	$833	$605	$1,668	$2,046

Weighted average common shares
outstanding (basic)	1,933	1,926	1,933	1,932

Incremental shares from assumed
conversions of stock options	136	188	127	201

Weighted average common
shares outstanding (diluted)	2,069	2,114	2,060	2,133

Basic
Net income per share	$0.43	$0.31	$0.86	$1.06

Diluted
Net income per share	$0.40	$0.29	$0.81	$0.96

8.	Commitments

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the nine month periods ended September 30, 2009 and 2008 and future minimum payments under such leases are not material to the consolidated financial statements.

9.	Litigation

There are no legal proceedings which are material to the Company currently pending by or against the Company.

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

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Revenues from unaffiliated customers	$13,319	$15,313	$11,549	$9,222	$24,868	$24,535
Profit	$2,806	$4,217	$885	$191	3,691	4,408
Interest expense	$(55)	$(117)	$(5)	$(12)	(60)	(129)
Depreciation and amortization	$(304)	$(287)	$(111)	$(123)	(415)	(410)
Other income, net	$38	$47	$4	$20	42	67
General corporate expense					(757)	(709)
Income before income tax provision					$2,501	$3,227
Capital expenditures	$212	$249	$93	$38	$305	$287

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Identifiable assets	$16,469	$16,688	$11,107	$10,197	$27,576	$26,885

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Revenues from unaffiliated customers	$4,360	$5,419	$3,864	$2,399	$8,224	$7,818
Profit (loss)	$878	$1,476	$770	$(129)	$1,648	$1,347
Interest expense	$(16)	$(39)	$(1)	$(3)	(17)	(42)
Depreciation and amortization	$(100)	$(92)	$(33)	$(37)	(133)	(129)
Other income, net	$-	$11	$2	$3	$2	$14
General corporate expense					(252)	(236)
Income before income tax provision					$1,248	$954
Capital expenditures	$81	$81	$6	$20	$87	$101

11.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

12.	Subsequent Events

These financial statements have not been updated for subsequent events occurring after November 13, 2009 which is the date these financial statements were available to be issued.

     Subsequent to September 30, 2009 and before the filing of this Form 10-Q, the Company and a recently formed wholly-owned subsidiary, Aero Metal Products, Inc. (“AMP”) entered into Agreements with a related party which will provide hot-forged metal product capabilities and facilities in which to expand certain product lines.  The Agreements are fully described in the Form 8-K and Exhibits that were filed on November 3, 2009. The Agreements provide for rentals of $5,000.00 and $7,500.00 per month for certain real estate and personal property, respectively, with options to purchase which must be exercised if certain incentives, acceptable to the Company, are obtained from state agencies. The Agreements also provide for contingent earn out payments to the seller based on future performance of AMP.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three months ended September 30, 2009 and 2008 approximately 56% and 37%, respectively and 52% and 41%, for the nine months ended September 30, 2009 and 2008 respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the Company’s revenues. While the Company remains optimistic in relation to these opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results. The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance of both the Company’s products and its customers’ products which incorporate Company-made components.

     The Company’s Advanced Technology Group’s revenue decreased approximately $1,059,000 and $1,994,000 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to stretch-outs of customer orders across various product lines and, to a lesser extent, cancellations. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current Global Economy that are compounded with certain Airliner delivery stretch-outs being implemented which in turn are adversely affecting the Company’s sales revenues in 2009. Although the ATG backlog continues to be significant, actual scheduled shipments may be delayed as a function of the Company’s customers’ delivery determinations that are affected by changes in the Global Economy and other factors.

     The Company’s Consumer Products Group’s (CPG) revenue increased approximately $1,465,000 and $2,327,000 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily because of shipments under several significant government contracts. The Company’s Consumer Products Group (CPG) develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the current recession and the difficulty to accurately project the net effect of the change in the U.S. Administration on the government’s procurement programs. Approximately 70% and 65% of the CPG’s revenues are derived from contracts with agencies of the U.S. Government or their prime contractors for the three and nine months ended September 30, 2009, respectively.

See also Note 10, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following tables compare the Company’s statements of operations data for the nine and three months ended September 30, 2009 and 2008 ($000’s omitted).

		Nine Months Ended September 30,
					2009 vs. 2008
	2009		2008		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$13,319	53.6%	$15,313	62.4%	$(1,994)	(13.0%)
Consumer Products	11,549	46.4%	9,222	37.6%	2,327	25.2%
	24,868	100.0%	24,535	100.0%	333	1.4%
Cost of sale, exclusive of depreciation
and amortization	18,393	74.0%	17,653	72.0%	740	4.2%
Gross profit	6,475	26.0%	6,882	28.0%	(407)	(5.9%)
Selling, general and administration	3,541	14.2%	3,183	13.0%	358	11.2%
Depreciation and amortization	415	1.7%	410	1.7%	5	1.2%
Total costs and expenses	22,349	89.9%	21,246	86.7%	1,103	5.2%
Operating income	2,519	10.1%	3,289	13.3%	(770)	(23.4%)
Interest expense	60	0.2%	129	0.5%	(69)	(53.5%)
Other income, net	(42)	(0.2%)	(67)	(0.3%)	25	(37.3%)
Income tax provision	833	3.3%	1,181	4.8%	(348)	(29.5%)
Net income	$1,668	6.8%	$2,046	8.3%	$(378)	(18.5%)

	Three Months Ended September 30,
					2009 vs. 2008
	2009		2008		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$4,360	53.0%	$5,419	69.3%	$(1,059)	(19.5%)
Consumer Products	3,864	47.0%	2,399	30.7%	1,465	61.1%
	8,224	100.0%	7,818	100.0%	406	5.2%
Cost of sale, exclusive of depreciation
and amortization	5,637	68.5%	5,568	71.2%	69	1.2%
Gross profit	2,587	31.5%	2,250	28.8%	337	15.0%
Selling, general and administration	1,191	14.5%	1,139	14.6%	52	4.6%
Depreciation and amortization	133	1.6%	129	1.7%	4	3.1%
Total costs and expenses	6,961	84.6%	6,836	87.5%	125	1.8%
Operating income	1,263	15.4%	982	12.5%	281	28.6%
Interest expense	17	0.2%	42	0.5%	(25)	(59.5%)
Other income, net	(2)	(0.0%)	(14)	(0.2%)	12	(85.7%)
Income tax provision	415	5.0%	349	4.5%	66	18.9%
Net income	$833	10.2%	$605	7.7%	$228	37.7%

Sales

The Company’s consolidated revenues increased approximately $406,000 or 5.2% for the three month period ended September 30, 2009 and remained relatively consistent for the nine month period ended September 30, 2009 when compared to the same three and nine month periods in 2008. Such results are due to increased shipments at the CPG under several significant government contracts off-set by decreased shipments at the ATG due to customer stretch-outs of existing orders and, to a lesser extent, order cancellations. Procurement and time of shipments under Government contracts at the CPG significantly impact operating results from period to period.

Gross Profit

As shown in the above table, gross profit for the three month period ended September 30, 2009 increased while gross profit for the nine month period ended September 30, 2009 decreased as compared to the same three and nine month periods in 2008. The primary reason for the variations in gross profit was the mix of products sold at the CPG.  The current mix of products sold in the period within the ATG and CPG segments as well as the composition of ATG and CPG sales to the total consolidated sales directly attributed to dollar value and percentage variations in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the three and nine month periods ended September 30, 2009 as compared to the same three and nine month periods in 2008.  The increase in SG&A includes increased legal and other expenses relative to contracts/product administration/negotiations, product protection (i.e., trademarks, patents, etc.) and employment associated issues including benefit plans’ amendments/updates and employee retention/separations and other costs associated with the expansion of the ATG and CPG foreign/domestic markets and product capabilities.  The trend is for SG&A expenses to increase as a function of increased regulations, market expansion, and the continued implementation of the Sarbanes-Oxley Act.

Interest Expense

Interest expense decreased for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 due to the decrease in average outstanding debt and interest rates. Average debt outstanding will continue to decline as the Company repays its scheduled debt obligations and assuming the Company does not incur additional debt. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements that are associated with Sarbanes-Oxley and other new regulatory requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the three and nine month periods ended September 30, 2009 when compared to the same three and nine month periods in 2008 is due to the decline in market driven interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was approximately 33.3% for the nine month period ended September 30, 2009 as compared to 36.6% for the nine month period ended September 30, 2008. The effective tax rate in both periods reflects state income taxes, permanent non-deductible expenditures and the tax benefit for the domestic manufacturing deduction allowable under the American Jobs Creation Act of 2004 as well as a reduction in New York State’s statutory tax rate and apportioned income. See also Note 6, Income Taxes, of the consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended September 30, 2009 increased $228,000 or 37.7% and decreased $378,000 or 18.5% for the nine month period ended September 30, 2009 when compared to net income for the same two periods ended September 30, 2008. These period to period differences in net income are primarily attributable to decreased sales at ATG offset by increased sales at the CPG. Also, affecting net income were increases in selling, general and administrative expenses and changes in gross margin as the result of product mix in the respective periods.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment, tax payments and principal and interest payments on debt.

     At September 30, 2009, the Company had working capital of approximately $17,601,000 of which approximately $4,159,000 was comprised of cash and cash equivalents. The Company generated approximately $260,000 in cash from operations during the nine months ended September 30, 2009 as compared to generating $1,013,000 during the nine months ended September 30, 2008. The primary uses of cash for the Company’s operating activities for the nine months ended September 30, 2009 were for increases in inventory and payments to vendors aggregating $2,925,000.

     The Company’s primary use of cash in its financing and investing activities in the first nine months of 2009 related to capital expenditures for equipment and principal payments on long-term debt as well as approximately $336,000 for a cash dividend paid on May 15, 2009 to shareholders of record on April 20, 2009.

At September 30, 2009, there are no material commitments for capital expenditures.

The Company also has a $1,000,000 line of credit on which there is no balance outstanding at September 30, 2009. If needed, this can be used to fund cash flow requirements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Company Purchases of Company’s Equity Securities

2009 Periods	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1– March 31, 2009	-	-	-	212,855
April 1 – June 30, 2009	943	6.34	943	211,912
July 1 – September 30, 2009	-	-	-	211,912
Total	943	6.34	943	211,912

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of October 31, 2009, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Registrant was held on July 2, 2009. At the meeting, each of the four directors of the Registrant was elected to serve until the next annual meeting of shareholders and until his successor is elected and qualified. The following table shows the results of the voting at the meeting.

		Withheld
Name of Nominee	For	Authority
Dr. Nicholas D. Trbovich	2,062,159	92,371
Nicholas D. Trbovich, Jr.	2,062,528	92,002
Dr. William H. Duerig.	2,133,920	20,610
Donald W. Hedges	2,134,182	20,348

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 12, 2009

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer