Form 10-K
SERVOTRONICS INC /DE/
filed 2010-03-30
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109
SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)
Delaware		16-0837866
(State or other jurisdiction of		(I. R. S. Employer
incorporation or organization)		Identification No.)
1110 Maple Street
Elma, New York 14059
(Address of Principal Executive Office) (Zip Code)
Registrant’s telephone number, including area code (716) 655-5990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $.20 par value		NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                      No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐                      No ☒

Based on the closing price of the Common Stock on June 30, 2009 ($5.95) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,975,757.82.

As of February 28, 2010 the number of $.20 par value common shares outstanding was 2,237,371.

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

Consumer Products

The Company designs, manufactures and sells a variety of cutlery products. These products include a wide range of cutlery items such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Company sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Company also produces and markets other cutlery items such as various specialty tools, putty knives, linoleum sheet cutters, field knives and other edged products. The Company manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial cutlery related products are intended for the medium to premium priced markets.

The Company sells many of its cutlery products under its own brand names including “Old Hickory” and “Queen.” In the fourth quarter of 2009 the Company acquired the capability to manufacture hot forged edged products which expands the commercial and government markets for the Consumer Products Group.

Sales, Marketing and Distribution

Advanced Technology Products

The Company’s Advanced Technology Group products (ATG) are marketed throughout the United States and in selected foreign markets. Products are primarily non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Company’s professional staff.

During the Company’s 2009 fiscal year, sales of advanced technology products pursuant to subcontracts with prime contractors or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 23% of the Company’s total sales as compared to 20% in 2008. In 2009 and 2008, the Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 18% in 2009 and 23% in 2008. The Company also had sales to another customer that amounted to approximately 12% of total sales in 2009 and 2008. No other single customer represented more than 10% of the Company’s sales in any of these years.

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

Consumer Products

The Company’s consumer products are marketed throughout the United States and in selected foreign markets. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Company’s Consumer Products Group (CPG) also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 28% of the Company’s total sales in 2009 as compared to 22% in 2008. No other single customer of the CPG represented more than 10% of the Company’s sales in 2009. The Company sells its products through its own sales personnel and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 12, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2009 and 2008 fiscal years was not significant.

Environmental Compliance

The Company does not anticipate that the cost of compliance with current environmental laws will be material.

Manufacturing

The Company manufactures its consumer products in Franklinville, New York, Titusville, Pennsylvania and Nashville, Arkansas and its advanced technology products in Elma, New York.

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

Employees

The Company, at December 31, 2009, had approximately 292 employees of which approximately 280 are full time; 214 in Western New York, 43 in Pennsylvania and 23 in Arkansas. In excess of 83% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities.

Item 1A.                      Risk Factors

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.                      Unresolved Staff Comments

None

Item 2.                      Properties

The Company’s executive offices are located on premises under a capital lease by the Company at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Company owns, leases and/or has options on real property as set forth in the following table:

			Number of
		Principal	buildings and	Approx.
	Approx.	product	type of	floor area
Location	acreage	manufactured	construction	(sq. feet)

Elma, New York	38.4	Advanced	1 concrete block/	82,000
		technology	steel
		products

Franklinville,	12.7	Cutlery products	1-tile/wood
New York			1-concrete/metal
			1-concrete block	154,000

Titusville,
Pennsylvania	0.4	Cutlery products	2-brick	25,000

Nashville,
Arkansas	4.65	Cutlery products	1-concrete/metal	39,000

In Elma, New York, the Company leases and/or has options on approximately 38.4 acres of land and a facility from a local industrial development agency. The lease is accounted for as a capital lease and entitles the Company to purchase the property for a nominal amount. The balance outstanding on the capital lease at December 31, 2009 was approximately $3.3 million. In the fourth quarter of 2009, the Company also entered into a one year real property operating lease agreement with a related party. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements. The above properties are appropriately covered by insurance consistent with the advice of the Company’s insurance consultant.

See the accompanying consolidated financial statements, including Note 9, Commitments, thereto, for further information with respect to the Company’s lease commitments.

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

Item 4.                      Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Price Range of Common Stock

The following table shows the range of high and low prices for the Company’s common stock as reported by the NYSE Amex (symbol SVT) for 2009 and 2008.

		High	Low
2009
	Fourth Quarter	$9.90	$7.05
	Third Quarter	8.35	5.91
	Second Quarter	10.89	5.50
	First Quarter	8.20	4.85
2008
	Fourth Quarter	$8.75	$5.12
	Third Quarter	16.30	7.50
	Second Quarter	21.65	14.90
	First Quarter	22.00	12.95

(b)	Approximate Number of Holders of Common Stock

Title	Approximate number of
of	record holders (as of
class	February 28, 2010)
Common Stock, $.20 par value per share	456

(c)	Dividends on Common Stock

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

On February 22, 2010, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on March 31, 2010 to shareholders of record on March 10, 2010 and will be approximately $336,000 in the aggregate. This third consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2009.

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

Under the Company’s 2000 Employees Stock Option Plan (the “2000 Plan”), which was not required to be approved by the Company’s security holders, a total of 110,000 shares of common stock of the Company were authorized for grant as stock options. As of December 31, 2009, 25,900 unexercised options were outstanding and an additional 84,100 shares were available for future grant under the 2000 Plan. Unless terminated earlier by the Board of Directors, the 2000 Plan will terminate on July 6, 2010. In addition, on July 7, 2000 the Company granted options to purchase an aggregate of 67,800 shares of common stock pursuant to stand-alone stock option agreements, which were not required to be approved by the Company’s security holders, with certain directors of the Company. See Item 15, Exhibits, of this Form 10-K for information with respect to the 2000 Plan and the stand-alone stock option agreements.

(e)	Company Purchases of Company’s Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 – October 31, 2009	-	-	-	211,912
November 1 – November 30, 2009	-	-	-	211,912
December 1 – December 31, 2009	-	-	-	211,912
Total	-	-	-	211,912

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 28, 2010, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

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

The Company’s suppliers are also subjected to all the pressures and volatility being generated by the current Global economic conditions. Any interruption of the Company’s continuous flow of material and product parts that are required for the manufacture of the Company’s products could adversely impact the Company’s ability to meet the Company’s Customers’ delivery requirements. Consistent with the evolving requirements of the Aerospace Industry, companies are increasingly being requested to operate under Long-Term Agreements with their Customers on the basis of fixed prices, on the basis of targeted year to year price reductions and/or on the basis of year to year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously sought within the Company’s concept of continuous improvement. The Company’s products are labor intensive and as such productivity improvements are expected to have positive effects on the Company’s operating results. However, increased costs for raw material, purchased parts and/or labor will have the reverse effect. Therefore, there are strong incentives to continuously improve productivity and to contain/reduce costs.

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

The final resolution of the U.S. and foreign economic uncertainties, notwithstanding the Stimulus Plans, may have significant adverse effects on access to capital markets and borrowings for all companies. However, the Company currently enjoys an attractive long-term debt/equity ratio and has a strong balance sheet.

Management Discussion

During the years ended December 31, 2009 and 2008, approximately 51% and 42%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications increased when comparing the results of 2009 to 2008, due to increased shipments at both the ATG and CPG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new – domestic and foreign – markets that are consistent with its core competencies. There are substantial uncertainties in the current Global Economy that are compounded with certain Airliner delivery stretch-outs being considered and to a lesser degree, being implemented which in turn may adversely affect the Company’s sales revenues in 2010 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed as a function of the Company’s customers final delivery determinations that may be based on changes in the Global Economy and other factors.

The Company’s Consumer Products Group (CPG) develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and World’s Stimulus Plans and the difficulty to accurately project the net effect of the vagaries inherent in the government procurement process and programs. The ATG and CPG continue to respond to U.S. government procurement Requests for Quotes. New product development activities are ongoing along with the acquisition of new product lines.

See also Note 12, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2009 as Compared to 2008

         The following table compares the Company’s statements of income data for the twelve months ended December 31, 2009 and 2008 ($000’s omitted).

	Twelve Months Ended December 31,
					2009 vs. 2008
	2009		2008		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$18,000	54.5%	$20,882	61.1%	$(2,882)	(13.8%)
Consumer Products	15,008	45.5%	13,288	38.9%	1,720	12.9%
	33,008	100.0%	34,170	100.0%	(1,162)	(3.4%)
Cost of sale, exclusive of depreciation and amortization	24,968	75.6%	24,405	71.4%	563	2.3%
Gross profit	8,040	24.4%	9,765	28.6%	(1,725)	(17.7%)
Selling, general and administrative	4,948	15.0%	4,550	13.3%	398	8.7%
Depreciation and amortization	564	1.7%	552	1.6%	12	2.2%
Total costs and expenses	30,480	92.3%	29,507	86.4%	973	3.3%
Operating income	2,528	7.7%	4,663	13.6%	(2,135)	(45.8%)
Interest expense	84	0.3%	178	0.5%	(94)	(52.8%)
Other income, net	(62)	(0.2%)	(87)	(0.3%)	25	(28.7%)
Income tax provision	603	1.8%	1,517	4.4%	(914)	(60.3%)
Net income	$1,903	5.8%	$3,055	8.9%	$(1,152)	(37.7%)

Sales

The Company’s consolidated sales decreased approximately $1,162,000 or 3.4% for the twelve month period ended December 31, 2009 when compared to the same period in 2008. The decrease in sales is the result of decreased shipments for commercial applications at both the ATG and CPG not fully off-set by increased shipments for government related applications at both operating groups. Shipments for commercial applications were down approximately $3,800,000 as a result of economic driven customer order stretch-outs and to a lesser extent, order cancellations while shipments for government related applications were up approximately $2,600,000. Procurement and time of shipment under Government contracts can significantly impact operating results from period to period.

Gross Profit

As shown in the above table, gross profit decreased approximately $1,725,000 or 17.7% for the twelve month period ended December 31, 2009 compared to the same period in 2008. The ATG gross profit decreased approximately $1,955,000 as a result of decreased sales volume, product mix and price increases for raw material and for labor related expenses. The CPG gross profit increased by $231,000 due to increased sales and product mix and after accounting for a $250,000 reserve for possible cost overruns. Gross profit as a percentage of sales is affected by many factors including, but not limited to, the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales. See Note 12, Business Segments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the twelve month period ended December 31, 2009 compared to the same period in 2008 by approximately $398,000 or 8.7%. In 2009, the Company expended approximately $844,000 for Information Technology upgrades some of which are related to anticipated Sarbanes-Oxley 404 requirements. For the period ended December 31, 2009, the Company’s SG&A expenses include general corporate, intellectual properties and asset acquisition related activity costs which include, among other things, the support for additional and new manufacturing capabilities which expanded the cutlery product line to include hot forged edged products. As required by generally accepted accounting principles (GAAP) the Company expensed such costs in the period incurred. The trend is for SG&A expenses to increase as a function of increased regulations, market expansion and company growth.

Interest Expense

Interest expense decreased for the twelve month period ended December 31, 2009 compared to the same period in 2008 due to the decrease in the average outstanding debt and interest rates for the majority of 2009. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively consistent for the twelve month period ended December 31, 2009 compared to the same period in 2008. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the twelve month period ended December 31, 2009 when compared to the same twelve month period in 2008 is primarily due to the market driven decline in interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was 24.0% in 2009 and 33.3% in 2008. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. See also Note 7, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Net income decreased $1,152,000 or 37.7% when comparing the twelve month period ended December 31, 2009 to the same period in 2008. The decrease in net income is primarily the result of decreased sales, product mix, costs associated with the acquisition of assets, increased costs for material procurements, increased labor costs, Information Technology costs, some of which are related to Sarbanes-Oxley 404 requirements, and elevated consulting and legal fees as previously described under Selling, General and Administrative Expenses herein.

Results of Operations - Year 2008 as Compared to 2007

The following table compares the Company’s statements of income data for the twelve months ended December 31, 2008 and 2007 ($000’s omitted).

Twelve Months Ended December 31,
					2008 vs. 2007
	2008		2007		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$20,882	61.1%	$17,071	54.4%	$3,811	22.3%
Consumer Products	13,288	38.9%	14,307	45.6%	(1,019)	(7.1%)
	34,170	100.0%	31,378	100.0%	2,792	8.9%
Cost of sale, exclusive of depreciation and amortization	24,405	71.4%	23,294	74.2%	1,111	4.8%
Gross profit	9,765	28.6%	8,084	25.8%	1,681	20.8%
Selling, general and administrative	4,550	13.3%	4,184	13.3%	366	8.7%
Depreciation and amortization	552	1.6%	551	1.8%	1	0.2%
Total costs and expenses	29,507	86.4%	28,029	89.3%	1,478	5.3%
Operating income	4,663	13.6%	3,349	10.7%	1,314	39.2%
Interest expense, net	178	0.5%	255	0.8%	(77)	(30.2%)
Other income	(87)	(0.3%)	(144)	(0.5%)	57	(39.6%)
Income tax expense	1,517	4.4%	1,186	3.8%	331	27.9%
Net income	$3,055	8.9%	$2,052	6.5%	$1,003	48.9%

Sales

The Company’s consolidated sales increased approximately $2,792,000 or 8.9% for the twelve month period ended December 31, 2008 when compared to the same period in 2007. The increase in sales is the result of increased shipments for commercial applications at both the ATG and CPG as well as increased government related shipments of ATG products. Shipments for government related products at the CPG were down approximately 18% or $1,600,000 when comparing 2008 to 2007. This decrease was partially offset by an approximate 11% or $600,000 year to year increase in commercial shipments at the CPG. The reduction in government shipments is primarily attributed to the timing of the scheduled deliveries under existing government contracts. The inherent volatility of Government procurements are expected to contribute to periodic revenue fluctuations going forward.

Gross Profit

As shown in the above table, gross profit increased approximately $1,681,000 or 20.8% for the twelve month period ended December 31, 2008 compared to the same period in 2007. The ATG gross profit increased approximately $1,765,000. Increased sales revenue and cost containment activities for ATG products are primarily the reasons for the increase in gross profit at the ATG. The CPG gross profit decreased by $386,000. Decreased sales volume and product mix at the CPG in addition to price increases for raw material and certain piece part procurements contributed to the decrease in margins at the CPG. Gross profit as a percentage of sales is affected by many factors including, but not limited to, the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales. See Note 12, Business Segments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the twelve month period ended December 31, 2008 compared to the same period in 2007 by approximately $366,000 or 8.7% which compares to an 8.9% increase in sales. The $366,000 increase in SG&A includes approximately $215,000 of increased expenses relative to contract administration/negotiations, product line acquisition, product protection (i.e., trademarks, patents) and other costs associated with the expansion of the ATG and CPG foreign and domestic markets. The trend is for SG&A expenses to increase as a function of increased regulations, market expansion and company growth.

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

Income Taxes

The Company’s effective tax rate was 33.3% in 2008 and 36.6% in 2007. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. See also Note 7, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Net income increased $1,003,000 or 48.9% when comparing the twelve month period ended December 31, 2008 to the same period in 2007. The increase in net income is primarily a result of increased sales at the ATG and a favorable mix of products and cost containment activities at the ATG. The CPG’s year to year reduction in profit of $386,000 as depicted in Note 12, Business Segments, is primarily attributed to the reduction in sales, the mix of products sold and increased costs for raw material and purchased parts. As previously described under Selling, General and Administrative Expenses herein, there were increased expenses amounting to approximately $215,000 relative to contract administration/negotiations, product line acquisition and product protection (i.e., trademarks, patents) in addition to certain administrative expenses associated with the expansion of the ATG and CPG foreign and domestic markets.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At December 31, 2009, the Company had working capital of approximately $17,698,000 ($16,227,000 – 2008) of which approximately $4,320,000 ($4,709,000 – 2008) was comprised of cash and cash equivalents and certificates of deposit. The Company generated approximately $952,000 in cash from operations during the twelve months ended December 31, 2009 as compared to $2,169,000 during the twelve months ended December 31, 2008. Cash was generated from operations through net income and a decrease in accounts receivable of approximately $920,000. The primary uses of cash for the Company’s operating activities for the twelve months ended December 31, 2009 include payments of approximately $867,000 in income taxes and increases in inventory of $1,366,000 and decreases of $1,278,000 in accounts payable. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increases inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities during the twelve months ended December 31, 2009 includes current principal payments on long-term debt as well as approximately $336,000 for a cash dividend paid on May 15, 2009 to shareholders of record on April 20, 2009. Under the Company’s stock repurchase program (as of February 28, 2010) the Company repurchased 238,088 shares of which 943 shares and 42,788 shares were purchased in 2009 and 2008, respectively. There remain 211,912 shares to be purchased under this program. See

Note 8, Common Shareholders’ Equity, of the accompanying consolidated financial statements for further discussion of the current purchase program.

At December 31, 2009, there are no material commitments for capital expenditures except for the contingency related to an asset acquisition which may require the Company to acquire an operating facility at its appraised value of $506,000 contingent on the Company receiving certain incentives from the state and/or development agencies. This facility is currently leased from a related party of the Company.

The Company also has a $1,000,000 line of credit on which there was no balance outstanding at December 31, 2009 or 2008. If needed, this can be used to fund cash flow required for operations.

The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2009 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

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

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which includes various actuarial assumptions, such as discount rates, assumed rates of return on plan assets and health care cost trend rates. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on advice from its actuaries. The Company’s defined benefit plans were settled in 2008 with no future costs associated with them after 2008.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).              Controls and Procedures

(i)      Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)      Management’s Report on Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment management has concluded that, as of December 31, 2009, the Company’s internal controls over financial reporting are effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting because the management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(iii)              Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.                  Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year or such information will be included by amendment to this Form 10-K.

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

Item 11.                   Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 5 of this Form 10-K.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.                      Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year or such information will be included by amendment to this Form 10-K.

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
4.4
Guaranty Agreement dated as
   of December 1, 1994 from
   the Registrant and its
   subsidiaries to the Erie
   County Industrial
   Development Agency
    (“ECIDA”), Norwest Bank
   Minnesota, N.A., as Trustee,
   and Fleet Bank
Exhibit 4(B)(3) to 1994 10-KSB*
4.5	Shareholder Rights Plan dated as of August 27, 2002	Exhibit 4 to Form 8-K filed August 27, 2002*
_____________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
10(A)(1)	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer**	Exhibit 10(A)(1) to Form 8-K filed August 18, 2005*
10(A)(2)	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer**	Exhibit 10(A)(2) to Form 8-K filed February 22, 2010*
10(A)(3)	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer**	Exhibit 10(A)(3) to Form 8-K filed July 10, 2008*
10(A)(4)	Employment contract for Nicholas D. Trbovich, Jr.**	Exhibit 10(A)(1) to Form 8-K filed August 18, 2005*
10(A)(5)	Amendment to employment contract for Nicholas D. Trbovich, Jr.**	Exhibit 10(A)(5) to Form 8-K filed February 22, 2010*
10(A)(6)	Amendment to employment contract for Nicholas D. Trbovich, Jr.**	Exhibit 10(A)(6) to Form 8-K filed July 10, 2008*
10(B)	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers**	Exhibit 10(E) to 1986 Form 10-K*
10(C)(1)	Loan agreement between the Company and its employee stock ownership trust, as amended	Exhibit 10(C)(1) to 1991 Form 10-K*
10(C)(2)	Stock purchase agreement between the Company and its employee stock ownership trust	Exhibit 10(D)(2) to 1988 Form 10-K*
10(D)(2)	Stock Option Agreement for Donald W. Hedges dated July 7, 2000**	Exhibit 10(D)(2)(a) to 2000 Form 10-KSB*
_____________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
10(D)(3)	Stock Option Agreement for Nicholas D. Trbovich dated July 7, 2000**	Exhibit 10(D)(3)(c) to 2000 Form 10-KSB*
10(D)(4)	Stock Option Agreement for William H. Duerig dated July 7, 2000**	Exhibit 10(D)(4)(a) to 2000 Form 10-KSB*
10(D)(9)	Land Lease Agreement between TSV, Inc. (wholly-owned subsidiary of the Registrant) and the ECIDA dated as of May 1, 1992, and Corporate Guaranty of the Registrant dated as of May 1, 1992	Exhibit 10(D)(9) to 1992 Form 10-KSB*
10(D)(10)	Amendment to Land Lease Agreement and Interim Lease Agreement dated November 19, 1992	Exhibit 10(D) (11) to 1993 Form 10-KSB*
10(D)(11)	Lease Agreement dated as of December 1, 1994 between the Erie County Industrial Development Agency (“ECIDA”) and TSV, Inc.	Exhibit 10(D)(11) to 1994 10-KSB*
10(D)(12)	Sublease Agreement dated as of December 1, 1994 between TSV, Inc. and the Registrant	Exhibit 10(D)(12) to 1994 10-KSB*
10(D)(13)(a)	2001 Long-Term Stock Incentive Plan**	Appendix A to 2001 Proxy*
10(D)(13)(b)	Amendment to the 2001 Long-Term Stock Incentive Plan**	Exhibit 10(D)(13)(b) to 2007 10-KSB*
10(E)(1)	Personal Property Lease between Aero Metal Products, Inc. (wholly-owned subsidiary of the Registrant) and Aero, Inc. (related party) dated as of November 3, 2009	Exhibit 10.1 to Form 8-K filed November 3, 2009*
_____________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
10(E)(2)	Lease Agreement between Aero Metal Products, Inc. (wholly-owned subsidiary of the Registrant) and Aero, Inc. (related party) dated as of November 3, 2009	Exhibit 10.2 to Form 8-K filed November 3, 2009*
10(E)(3)	Asset Purchase Agreement between Aero Metal Products, Inc. (wholly-owned subsidiary of the Registrant) and Aero, Inc. (related party) dated as of November 3, 2009	Exhibit 10.3 to Form 8-K November 3, 2009*
21	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Freed Maxick & Battaglia, CPAs, P.C.	Filed herewith
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
_____________________________________________________________
   *Incorporated herein by reference (File No. 1-07109)
  **Indicates management contract or compensatory plan or arrangement

Exhibit number	Presentation	Reference
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith
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

SERVOTRONICS, INC.

March 30, 2010                                                                By          /s/ Nicholas D. Trbovich, President
Nicholas D. Trbovich
President, Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nicholas D. Trbovich	President, Chief Executive	March 30, 2010
Nicholas D. Trbovich	Officer, Chairman of the
Board and Director

/s/ Nicholas D. Trbovich Jr.	Executive Vice President, Chief
Nicholas D. Trbovich Jr.	Operating Officer and Director	March 30, 2010

/s/ Cari L. Jaroslawsky	Chief Financial Officer,	March 30, 2010
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges	Director	March 30, 2010
Donald W. Hedges

/s/ William H. Duerig	Director	March 30, 2010
William H. Duerig

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets at December 31, 2009 and 2008	F3
Consolidated Statements of Income for the years ended December 31, 2009 and 2008	F4
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F5
Notes to Consolidated Financial Statements	F6-F17

Consolidating financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Servotronics, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick & Battaglia, CPAs, P.C.
Buffalo, New York

March 30, 2010

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

Assets	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$3,825	$4,229
Certificates of deposit	495	480
Accounts receivable, net	4,086	5,006
Inventories, net	11,526	10,160
Prepaid income taxes	205	84
Deferred income taxes	540	494
Other assets	450	387
Total current assets	21,127	20,840
Property, plant and equipment, net	6,307	5,838
Other non-current assets	200	207
Total Assets	$27,634	$26,885
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$321	$539
Current portion of capital lease related party	79	-
Accounts payable	1,115	2,393
Accrued employee compensation and benefit costs	1,059	1,335
Other accrued liabilities	855	346
Total current liabilities	3,429	4,613
Long-term debt	3,381	3,702
Long-term portion of capital lease related party	495	-
Deferred income taxes	515	501
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,961,018 (1,933,253 – 2008) shares	523	523
Capital in excess of par value	13,296	13,296
Retained earnings	10,248	8,680
Accumulated other comprehensive loss	(61)	(98)
	24,006	22,401
Employee stock ownership trust commitment	(1,468)	(1,614)
Treasury stock, at cost 377,135 (376,192 – 2008) shares	(2,724)	(2,718)
Total shareholders’ equity	19,814	18,069
Total Liabilities and Shareholders’ Equity	$27,634	$26,885

See notes to consolidated financial statements
-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)

	Years Ended December 31,
	2009	2008
Revenue	$33,008	$34,170
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	24,968	24,405
Selling, general and administrative	4,948	4,550
Interest expense	84	178
Depreciation and amortization	564	552
Other income, net	(62)	(87)
	30,502	29,598
Income before income tax provision	2,506	4,572
Income tax provision	603	1,517
Net income	$1,903	$3,055
Income per share:
Basic
Net income per share	$0.98	$1.58
Diluted
Net income per share	$0.92	$1.45

See notes to consolidated financial statements
-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Years Ended December 31,
	2009	2008
Cash flows related to operating activities:
Net income	$1,903	$3,055
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	564	552
Deferred income taxes (benefit)	(70)	37
Change in assets and liabilities -
Accounts receivable	920	(436)
Inventories	(1,366)	(2,149)
Prepaid income taxes	(121)	(84)
Other assets	(63)	185
Other non-current assets	8	11
Accounts payable	(1,278)	974
Accrued employee compensation and benefit costs	(201)	57
Other accrued liabilities	509	49
Accrued income tax	-	(300)
Employee stock ownership trust payment	147	218
Net cash provided by operating activities	952	2,169
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(446)	(510)
Purchase of Certificates of Deposit	(495)	(480)
Proceeds from Certificates of Deposit	480	-
Net cash used in investing activities	(461)	(990)
Cash flows related to financing activities:
Principal payments on long-term debt	(553)	(387)
Purchase of treasury shares	(6)	(329)
Cash dividend	(336)	(348)
Purchase of stock options	-	(772)
Proceeds from exercise of stock options	-	7
Net cash used in financing activities	(895)	(1,829)
Net decrease in cash and cash equivalents	(404)	(650)
Cash and cash equivalents at beginning of year	4,229	4,879
Cash and cash equivalents at end of year	$3,825	$4,229

Supplemental disclosures:
Income taxes paid	$867	$1,814
Interest paid	$90	$193
Equipment acquired under capital lease – related party	$588	$-

See notes to consolidated financial statements
-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Servotronics, Inc. and its wholly-owned subsidiaries (the “Company”).
Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all cash accounts and short-term investments purchased with an original maturity of three months or less. Cash equivalents consist primarily of short-term certificates of deposits.

Certificates of Deposit

The Company purchased a six month and nine month certificate of deposit in 2008 and at maturity has reinvested the principle and earned interest for the current certificates of deposit with similar maturity periods and at the competitive market interest rates available. Short term investments are classified as available for sale, and are carried at fair value. The investments plus interest earned amounted to approximately $495,000 and approximately $480,000 as of December 31, 2009 and 2008 respectively. There were no unrealized gains or losses since cost approximates fair value as of December 31, 2009 and 2008. In accordance with ASC 820, the valuation of short term investments is determined by observing market value and are classified as Level 1 investments.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $548,000 and $524,000 at December 31, 2009 and 2008, respectively. Pre-production and start-up costs are expensed as incurred.

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

-F6-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, a consolidated New York State income tax return and a separate Pennsylvania state income tax return.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2009 or 2008, and therefore did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2009 and 2008.

During the third Quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax return for the years 2005 through 2007. The Company anticipates that the current NYS examination will be effectively settled within the next twelve months.  An estimate of the range of the reasonably possible change to tax benefits recognized or unrecognized that may occur as a result of the anticipated settlement cannot be made.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2009 and 2008.

-F7-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain balances as of December 31, 2008 were reclassified to conform with classifications adopted in the current year.

Research and Development Costs

Research and development costs are expensed as incurred.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. Refer to Note 12, Business Segments, for disclosures related to customer concentrations.

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

2.	Inventories	December 31,
		2009	2008
		($000’s omitted)
	Raw materials and common parts, net of reserve	$6,441	$4,621
	Work-in-process	3,425	4,153
	Finished goods	1,660	1,386
	Total inventories, net of reserve	$11,526	$10,160

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property, Plant and Equipment	December 31,
	2009	2008
	($000’s omitted)
Land	$25	$25
Buildings	6,881	6,761
Machinery, equipment and tooling (including capital lease)	12,130	11,728
	19,036	18,514
Less accumulated depreciation and amortization	(12,729)	(12,676)
Total property, plant and equipment	$6,307	$5,838

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2009, amortization expense and accumulated amortization on the building amounted to approximately $140,000 and $2,163,000 respectively ($140,000 and $2,040,000, respectively for 2008). The associated current and long-term liabilities are discussed in Note 4, Long-Term Debt, of the consolidated financial statements. Depreciation expense for the year ended December 31, 2009 and 2008 amounted to $424,000 and $412,000, respectively. The combined depreciation and amortization expense for December 31, 2009 and 2008 were $564,000 and $552,000, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

4.	Long-Term Debt	December 31,
		2009	2008
		($000’s omitted)
	Industrial Development Revenue Bonds; secured by an equivalent
	letter of credit from a bank with interest payable monthly
	at a floating rate (0.45% at December 31, 2009)(A)	$3,300	$3,470
	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, (2.23% at December 31, 2009);
	quarterly principal payments of $26,786 through the
	fourth quarter of 2011	214	321
	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, not to exceed 6.00%; quarterly
	principal payments of $17,500; paid in full in the fourth
	quarter of 2009	-	220
	Secured term loan payable to a government agency;
	monthly payments of $1,950 including interest
	fixed at 3% payable through fourth quarter of 2015	127	146
	Secured term loan payable to a government agency;
	monthly principal payments of approximately $1,900 with
	interest waived payable through second quarter of 2012	61	84
		3,702	4,241
	Less current portion	(321)	(539)
		$3,381	$3,702

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

Principal maturities of long-term debt are as follows: 2010 - $321,000, 2011 - $323,000, 2012 - $202,000, 2013 - $192,000, 2014 - $2,642,000 and thereafter - $21,000.

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at December 31, 2009 or 2008.

     Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2009 and 2008, the Company was in compliance with all of its debt covenants.

5.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines which was appropriately disclosed in the Company’s Form 8-K filing on November 3, 2009. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500 which includes an imputed fixed interest rate of 2.00% commenced November 3, 2009 and continue through the fourth quarter of 2016. The present value of the minimal lease payment is approximately $574,000 (after subtracting approximately $41,000 of imputed interest.)

     Aggregate payments required under the capital lease subsequent to December 31, 2009 are as follows: 2010 - $90,000, 2011 - $90,000, 2012 - $90,000, 2013 - $90,000, 2014 - $90,000 and thereafter $165,000.

-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Employee Benefit Plans

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

ESOP shares are held by the plan trustees in a suspense account until allocated to participant accounts. Each year the Company makes contributions to the trust sufficient to enable the trust to repay the principal and interest due to the Company under the trust loans. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. In 2009 approximately $46,000 in dividends on ESOP shares were used to pay down the loan as compared to approximately $117,000 in 2008. ESOP shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation and/or on the participant’s account balance. For this purpose, “compensation” means taxable pay.

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE Amex, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2009.

Since inception of the ESOP, approximately 458,206 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2009 and 2008 approximately 276,353 and 305,061 shares, respectively, purchased by the ESOP remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $147,000 in 2009 and $218,000 in 2008. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculated future obligation of the benefits at December 31, 2009 and 2008 is $236,982 and $257,044, respectively, and is being amortized into expense at a rate of approximately $31,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2009 and 2008 is approximately $61,000 and $98,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

7.	Income Tax Provision
	There are no uncertain tax positions or unrecognized tax benefits for 2009.
	The income tax provision (benefit) for income taxes included in the consolidated statements of operations consists of the following:

		2009	2008
		($000’s omitted)
	Current:
	Federal	$659	$1,468
	State	14	12
		673	1,480
	Deferred:
	Federal	(69)	33
	State	(1)	4
		(70)	37
		$603	$1,517
	The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

		2009	2008
	Federal statutory rate	34.0%	34.0%
	Business credits	(4.2%)	-
	ESOP dividend	(3.2%)	-
	Prior year temporary differences	(2.3%)	-
	DPAD	(1.2%)	-
	Other	0.5%	(0.9%)
	State income taxes (less federal effect)	0.4%	(0.2%)
	Effective tax rate	24.0%	33.3%

	At December 31, 2009 and 2008, the deferred tax assets (liabilities) were comprised of the following:

		2009	2008
		($000’s omitted)
	Inventories	$259	$240
	Accrued employee compensation and benefit costs	283	303
	Operating loss and credit carryforwards	11	11
	Other	126	27
	Total deferred tax assets	679	581
	Valuation allowance	(8)	(9)
	Net deferred tax asset	671	572

	Minimum pension liability	(77)	(38)
	Property, plant and equipment	(568)	(541)
	Total deferred tax liabilities	(645)	(579)
	Net deferred tax asset (liability)	$26	$(7)

-F12-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the Company has New York State net operating loss carryforwards of approximately $453,000 (approximately a $2,000 net tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,569,000 (approximately a $103,000 net tax benefit) that began to expire in 2006 which is fully reserved for at December 31, 2009.

During the third Quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax return for the years 2005 through 2007. The Company anticipates that the current NYS examination will be effectively settled within the next twelve months.  An estimate of the range of the reasonably possible change to tax benefits recognized or unrecognized that may occur as a result of the anticipated settlement cannot be made.

8.	Common Shareholders’ Equity

					($000's omitted)
	Common stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOP	stock	Loss	Equity
	($000’s omitted except share amounts)
Balance December
31, 2007	2,614,506	$523	$13,033	$6,753	($1,832)	($2,404)	($67)	$16,006
Comprehensive income:
Net income	-	-	-	$3,055	-	-	-	$3,055
Other comprehensive
loss, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	(31)	(31)
Total comprehensive income	-	-	-	-	-	-	-	3,024
Compensation expense	-	-	-	-	101	-	-	101
Purchase of
treasury shares	-	-	-	-	-	(329)	-	(329)
Cash dividend	-	-	-	(348)	117	-	-	(231)
Surrender of unexercised stock
options, net of tax benefit	-	-	263	(772)	-	-	-	(509)
Exercise of stock options	-	-	-	(8)	-	15	-	7
Balance December
31, 2008	2,614,506	$523	$13,296	$8,680	($1,614)	($2,718)	($98)	$18,069
Comprehensive income:
Net income	-	-	-	$1,903	-	-	-	$1,903
Other comprehensive
income, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	37	37
Total comprehensive income	-	-	-	-	-	-	-	1,940
Compensation expense	-	-	-	-	101	-	-	101
Purchase of
treasury shares	-	-	-	-	-	(6)	-	(6)
Cash dividend	-	-	-	(336)	46	-	-	(290)
Other	-	-	-	1	(1)	-	-	-
Balance December
31, 2009	2,614,506	$523	$13,296	$10,248	($1,468)	($2,724)	($61)	$19,814

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 28, 2010, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

On April 1, 2009, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on May 15, 2009 to shareholders of record on April 20, 2009 and was approximately $336,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

Other Comprehensive Loss

The only component of other comprehensive loss included in equity at December 31, 2009 is $61,000 of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits (see Note 6 Employee Benefit Plans). These amounts are shown net of income tax benefit of $36,000.

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

	Year Ended December 31,
	2009	2008
	($000’s omitted except per share data)
Net income	$1,903	$3,055
Weighted average common shares
outstanding (basic)	1,935	1,929
Incremental shares from assumed
conversions of stock options	134	180
Weighted average common
shares outstanding (diluted)	2,069	2,109
Basic
Net income per share	$0.98	$1.58
Diluted
Net income per share	$0.92	$1.45

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Based Payments

Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted options to certain Directors, Officers and employees. No options were granted in 2009 or 2008. At December 31, 2009, 101,100 stock options were available for issuance under these plans (84,100 under the Servotronics, Inc. 2000 Employee Stock Option Plan and 17,000 under the 2001 Long-Term Stock Incentive Plan). Options granted under these plans have durations of ten years and vesting periods ranging from immediate vesting to four (4) years.

A summary of the status of options granted under all employee plans is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price ($)	Life	($)
Outstanding as of December 31, 2007	513,900	4.41	4.29
Granted in 2008	-	-
Exercised in 2008	2,000	-
Surrendered in 2008	104,200	-
Outstanding as of December 31, 2008	407,700	3.55	6.11
Granted in 2009	-	-
Exercised in 2009	-	-
Surrendered in 2009	-	-
Exercisable as of December 31, 2009	407,700	3.55	5.11	2,393,483

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $9.42 at December 31, 2009.

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

-F15-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company having a value equal to three times the exercise price. The Board of Directors has the discretion in such event to exchange two shares of common stock or two one-hundredths of a share of preferred stock for each Right held by any holder other than the Acquiring Person.

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in 2009 and 2008 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain personal property being accounted for under a capital lease. See also Note 5, Capital Lease, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009 the Company formed a new wholly owned Subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 5, Capital Lease, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building at the appraised value of $506,000. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as Zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of an officer of Servotronics, Inc. is a sole shareholder of the company that is leasing/selling the assets. The Company considered the impact of the above transactions as if the acquisition had occurred as of the beginning of each of the fiscal periods presented and determined that the pro forma impact did not have a material effect on the Company’s revenues, net income or earnings per share.

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
		Advanced Technology Group Years ended December 31,		Consumer Products Group Years ended December 31,		Consolidated Years ended December 31,
		2009	2008	2009	2008	2009	2008
	Revenues from unaffiliated customers	$18,000	$20,882	$15,008	$13,288	$33,008	$34,170
	Profit	$4,109	$5,515	$375	$710	$4,484	$6,225
	Depreciation and amortization	$(409)	$(390)	$(155)	$(162)	(564)	(552)
	Interest expense	$(78)	$(161)	$(6)	$(17)	(84)	(178)
	Other income, net	$54	$62	$8	$25	62	87
	General corporate expense					(1,392)	(1,010)
	Income before income tax provision					$2,506	$4,572
	Identifiable assets	$16,164	$16,668	$11,470	$10,197	$27,634	$26,885
	Capital expenditures	$287	$439	$747	$71	$1,034	$510

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $7,500,000 in 2009 and $6,900,000 in 2008. Similar contracts by the Consumer Products Group accounted for revenues of approximately $9,400,000 in 2009 and $7,500,000 in 2008. Sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 12% in 2009 and 2008. The Company also had sales to another customer that amounted to approximately 18% of total revenues in 2009 and 23% in 2008. No other single customer represented more than 10% of the Company’s revenues in any of these years.

13.	Other Income

	Components of other income include interest income on cash and cash equivalents and other minor amounts not directly related to the sale of the Company’s products.

14.	Subsequent Events

On February 22, 2010, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on March 31, 2010 to shareholders of record on March 10, 2010 and will be approximately $336,000 in the aggregate. This third consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

On February 22, 2010, the Company’s Board of Directors authorized amendments extending the Company’s employment agreements with the Chief Executive Officer to December 31, 2013 and the Chief Operating Officer to December 31, 2015.

-F17-