Form 10-K/A
SERVOTRONICS INC /DE/
filed 2010-04-30
CIK 89140

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
(Address of Principal Executive Office) (Zip Code)

Registrant’s telephone number, including are code (716) 655-5990
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes   ☐        No ☒

Based on the closing price of the Common Stock on June 30, 2009 ($5.95) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,975,757.82

As of March 31, 2010 the number of $.20 par value common shares outstanding was 2,237,371.

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 to the Annual Report on Form 10-K of Servotronics, Inc. (the “Company”) for the fiscal year ended December 31, 2009 is being filed to provide information required by Items 10, 11, 12, 13, and 14 of Part III of the Annual Report on Form 10-K, rather than incorporate by reference portions of the proxy statement into Part III.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K/A for the year ended December 31, 2009, as filed on March 30, 2010, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

- 2  -

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Name	Age
Dr. William H. Duerig	88	Nicholas D. Trbovich, Jr.	49
Donald W. Hedges	88	Dr. Nicholas D. Trbovich	74

DR. WILLIAM H. DUERIG
Dr. William H. Duerig, is an Independent Director of the Company and Chairman of the Company’s Audit Committee.  He has been a Company Director since 1990.  He has an impressive success record for his leadership performance in many world-recognized advanced technology and state-of-the-art programs and projects.  He has served as a Corporate Officer, Program Director, Project Leader and in other similar positions which combined management and advanced technology competence.  These positions, programs and projects included being the Physicist in charge of certain key aspects of the Manhattan Atomic Bomb Project, a Principal Staff member of the Applied Physics Laboratory of John Hopkins University, a member of the Board of Directors for the Bumble Bee Missile Program, the Director for the development of telemetering equipment for the Terrier and Talos Missile Systems (precursors for the current Standard Missile Program) and he has served in other management positions such as Corporate Vice President of Research and Engineering and as a consultant.  Dr. Duerig has also served on the Board of Directors of a number of technically oriented companies and has a Ph.D. in Solid State Physics and a strong accounting education from the University of Maryland and New York University respectively.  A member of professional, scientific organizations and Honor Societies Sigma Pi Sigma and Sigma Xi, he has published papers in various scientific publications.  Dr. Duerig’s wide range of education, expertise and management experience in and across many disciplines qualifies him as an expert from the perspective of budgetary corporate responsibility in a technology and profit-driven corporate environment.  He is comprehensively qualified to be the financial expert for the Audit Committee and a Company Director.

DONALD W. HEDGES
Donald W. Hedges has been an Independent Company Director since 1967 and is a member of the Audit Committee.  Mr. Hedges, a business law attorney, has extensive Corporate Law and finance experience with national and international, private and public companies.  His comprehensive experience includes the representation of companies in the preparation of Initial Public Offerings, and at times, as a principal in a broad range of economic and financing activities.  A current active practitioner of business law, he is a retired Partner of Wolf, Block, Shorr and Solis-Cohen.  His expertise includes a wide range of corporate financing for technology driven activities and otherwise.  A Wharton School graduate (BS Economics) and a law school graduate (JD Law) of the University of Pennsylvania, he subsequently clerked for the Chief Justice of the Pennsylvania Supreme Court.  He is a former aircraft carrier combat fighter pilot and was awarded the Air Medal and the Distinguished Flying Cross for heroic acts performed in the South Pacific.  He is an aviation and aerospace cognizant individual whose comprehensive legal knowledge and business experience has been beneficial to the Company.  Mr. Hedges’ long association with the Company combined with his successful record as an attorney of national and international representation and negotiation highly qualifies him as a Company Director.

MR. NICHOLAS D. TRBOVICH JR.
Mr. Nicholas Trbovich Jr. has served as a Director of the Company since 1990. Mr. Trbovich Jr. is a significant beneficial owner of the Company’s common shares and son of the Company’s Founder. He provides valuable strategic planning continuity, operational insight and knowledge to the Board based on over 30 years of industry and company experience. He is a former member of the International Board of Directors of the World Entrepreneurs Organization. A current Board member of the American Edged Products Manufacturer’s Association, and an Executive Committee Member of the American Knife and Tool Institute, he is a listed inventor or co-inventor on issued patents and patent pending applications that are incorporated in various successful company products. Over the past 32 years Mr. Trbovich Jr. has held various engineering, supervisory and management positions of increasing responsibility which led to the Company positions as Director of Corporate Development, Vice President, Executive Vice President, and Chief Operating Officer. He has also been President, Director and CEO of certain Company Subsidiaries. A holder of two undergraduate Business/Science degrees (Summa Cum Laude) and a life member of MENSA, he has completed graduate courses and various licensing/certification and other programs at Stanford University, Carnegie Mellon University, Purdue University, MIT, Canisius College, and others. Recipient of numerous Leadership, Business, and Community awards and recognized as one of Western New York’s outstanding leaders, Medaille College honored him with their Distinguished Alumnus Award and a place on their “Alumni Wall of Fame”. He is a former Advisory Board member of two colleges, and Co-Founder/Co-Developer of a Business and Career Advancement Program. He has presented lectures and conducted seminars on multiple topics including management, leadership development, strategic planning, and entrepreneurship throughout the United States and in six different countries. Among other awards, he was an awards recipient speaker at the Army Aviation Association of America’s Annual Conference. Mr. Trbovich Jr.’s achievements, operational insights, strategic planning continuity, wide-range multi-industry cognizance, specific industry knowledge, experience, and established associations well qualify him as a Company Director.

DR. NICHOLAS D. TRBOVICH
Dr. Nicholas D. Trbovich has been a Company Director since the Company was founded in 1959.  As a Founder of the Company, substantial shareholder and as the Company’s President and CEO, he has managed personally and through delegation the research, development, engineering, manufacturing and administration of the Company as the Company grew and its goals were achieved over the years.  He has guided the Company in its transition from being primarily an engineering entity to a Company with expanded manufacturing and new product capabilities.  He has been instrumental and successful in obtaining the appropriate corporate financing from banking institutions and the public sale of common shares to meet the Company’s increased requirements to support new product design, development and enhanced manufacturing capabilities.  The Company’s designed and developed products fill key roles in many of the world’s well-known aerospace programs such as the Boeing 700 and Airbus 300 Series of commercial jets, the F-135, F-18, F-16, F-15 and various other jet fighters, jet transports, helicopters, bombers and the Hubbell Space Telescope.  Dr. Trbovich’s past and/or current business Directorships include manufacturing companies, banking institutions, professional and other enterprises.  An elected member of the Niagara Frontier Aviation and Space Hall of Fame, he is a holder of patents, recipient of Awards (i.e. Entrepreneur of the Year and other business and/or technical awards), a member of professional associations, a published author, a Guest Lecturer at the University of Rochester, Columbia University, University of Alabama and others.  He received the Distinguished Alumnus Award from the University of Rochester where he earned two Doctorates and an MBA.  He has also been awarded three Honorary Doctorates from three other colleges, a Doctor of Science (Sc.D.), Doctor of Laws (LL.D) and a Doctor of Humane Letters (L.H.D.), and is a member of three Honor Societies, Beta Gamma Sigma, Pi Lambda Theta, and Kappa Delta Pi and a life member of MENSA.  He has held various leadership positions including Chairman of the Board of Trustees for two colleges and past Vice Chairman of the Board for a third college.  His collective achievements, broad range of recognitions and continuing dedicated efforts to meet and exceed Company goals highly qualifies him as a Company Director.

(b)      Executive Officers.  The following is a listing of the Company’s current executive officers:

Position with the Company
and Principal Occupation
and Business Experience
Name                                     Age                             for Past Five Years

Dr. Nicholas D. Trbovich	74	See table under “Directors”.

Nicholas D. Trbovich, Jr.	49	See table under “Directors”.

Cari L. Jaroslawsky	40	Treasurer and Chief Financial Officer of the Company since 2005; CPA Consultant/Controller for the Company for more than five years prior to 2005.

Salvatore San Filippo	61	Vice President of Marketing and Sales of the Company since 2007; Director of Marketing and Sales of the Company since 2005; Director of Sales of the Company from 2002 to 2005.

Michael D. Trbovich	47	Corporate Secretary of the Company since 2005; Corporate Administration and Liaison for the Company for more than five years prior to 2005.

Nicholas D. Trbovich, Jr. and Michael D. Trbovich are the sons of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the directors or executive officers of the Company.

(c)                 Section 16(a) Beneficial Ownership Reporting Compliance.  Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its executive officers, directors, and greater than 10% beneficial owners were timely made for 2009.

(d)      Code of Ethics.  The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers, and employees of the Company as required by the listing standards of the NYSE Amex. The Code is available on the Company’s website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the NYSE Amex.

(e)      Audit Committee.  The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board has (i) determined that Dr. Duerig and Mr. Hedges are independent Directors pursuant to the listing standards of the NYSE Amex; and (ii) designated Dr. Duerig as the Company’s “Audit Committee financial expert”.

Item 11.	Executive Compensation.

Summary Compensation Table.

The following table contains information with respect to the annual compensation for the years ended December 31, 2009 and 2008 for the Company’s Chief Executive Officer and the two most highly compensated Executive Officers who were serving as Executive Officers at December 31, 2009 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	All Other Compen- sation (1)	Total
Dr. Nicholas D. Trbovich Chairman, President and CEO	2009 2008	$477,917 $448,533	- $55,000	$240,674 $442,363	$718,591 $945,896
Nicholas D. Trbovich, Jr. Director, Executive Vice President and COO	2009 2008	$284,167 $266,667	- $45,000	$89,057 $233,143	$373,224 $544,810
Cari L. Jaroslawsky CFO and Treasurer	2009 2008	$153,500 $144,000	- $15,000	$36,102 $76,546	$189,602 $235,546

(1)
All Other Compensation for 2009 includes (i) an allocation of 1,115 shares of Common Stock under the Servotronics Inc.’s Employee Stock Ownership Plan (“ESOP”) for Dr. Trbovich and Mr. Trbovich Jr., valued as of November 30, 2009 (the date of allocation), at the closing price on the NYSE Amex of $8.69 per share; (ii) $74,708, $38,870, and $6,000 for Dr. Trbovich, Mr. Trbovich, Jr., and Ms. Jaroslawsky, respectively, for vacation pay in lieu of time off pursuant to a policy that is generally applicable to all employees of the Company; (iii) $116,252, $9,113, and $10,397 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky, respectively, for benefit parity payments in lieu of pension related benefits that are limited by the terms of the ESOP; (iv) $7,787, $387, and $218 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky, respectively, for life insurance; (v) $32,236, $27,695, and $19,486 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky,  respectively, for health insurance and medical related expenses; and (vi) $3,301 for personal use of a company car for Mr. Trbovich Jr.

Employment Agreements.

Dr. Trbovich and Mr. Trbovich, Jr. have employment agreements with the Company pursuant to which they are entitled to receive minimum salary compensation of $485,600 and $288,750 per annum respectively, or such greater amount as the Company’s Board of Directors may approve/ratify, and individual and spousal lifetime health and life insurance benefits. In the event of Dr. Trbovich’s or Mr. Trbovich, Jr.’s death or total disability during the term of the employment agreement, they or their respective estates are entitled to receive 50% of the compensation they are receiving from the Company at the time of their death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich or Mr. Trbovich, Jr., they are entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich or Mr. Trbovich, Jr. and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes December 31, 2013 for Dr. Trbovich and extends to and includes December 31, 2015 for Mr. Trbovich, Jr., provided however, the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, Dr. Trbovich and/or Mr. Trbovich, Jr. will be entitled to a severance payment equal to nine months’ salary and benefits.

-  7 -

Outstanding Equity Awards at 2009 Fiscal Year End.

The following table shows information with respect to the value of unexercised options held by the Named Executive Officers as of December 31, 2009. All of the options granted to the Named Executive Officers were exercisable.

Option Awards
Named Executive Officer	Number of securities underlying unexercised options (#)	Option Exercise Price	Option Expiration Date
Dr. Nicholas D. Trbovich	37,800	$3.8125	07/06/2010
	45,000	$4.3800	09/05/2011
	50,000	$2.0450	04/10/2013
	25,000	$4.7000	12/29/2015
Nicholas D. Trbovich, Jr.	18,400	$3.8125	07/06/2010
	24,000	$4.3800	09/05/2011
	27,000	$2.0450	04/10/2013
	15,000	$4.7000	12/29/2015
Cari L. Jaroslawsky	1,000	$4.7000	12/29/2015

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

The following table contains information with respect to the compensation paid to the non-employee Directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
William H. Duerig	$41,450	--	$41,450
Donald W. Hedges	$41,450	--	$41,450

(1)	Includes cash compensation earned by the Directors during the fiscal year 2009.

(2)
No options were awarded in 2009. As of December 31, 2009, each of Dr. Duerig’s and Mr. Hedges’ stock option holdings in the Company consisted of: 15,000 options with an exercise price of $3.8125 expiring on July 6, 2010; 16,000 options with an exercise price of $4.38 expiring on September 5, 2011; 18,000 options with an exercise price of $2.045 expiring on April 10, 2013; and 7,500 options with an exercise price of $4.70 expiring on December 29, 2015. All stock options listed in this note (2) were exercisable at December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners.  The following table lists the persons that owned beneficially, as of March 31, 2010, more than 5% of the outstanding shares of Common Stock of the Company, based on the Company’s records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by that person.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)
Servotronics, Inc. Employee
Stock Ownership Trust (2)	721,829 (2)	32.3%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Dr. Nicholas D. Trbovich (3)	543,318 (3)	22.7%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Nicholas D. Trbovich, Jr. (4)	128,408 (4)	5.5%
1110 Maple Street
P.O. Box 300
Elma, New York 14059
Harvey Houtkin (5)	352,088 (5)	15.7%
160 Summit Avenue
Montvale, New Jersey 07645

(1)
Percent of class is based upon 2,237,371 shares of Common Stock outstanding as of March 31, 2010 plus, in the case of Dr. Trbovich and Nicholas D. Trbovich, Jr., the shares underlying their stock options, all of which are presently exercisable.

(2)
The Trustees of the Servotronics, Inc. Employee Stock Ownership Trust (the “ESOT”) -- Dr. Nicholas D. Trbovich and Nicholas D. Trbovich, Jr. -- direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the Trustees may direct the vote of that participant’s shares. As of March 31, 2010, approximately 445,476 shares have been allocated to the accounts of participants and approximately 276,353 shares remain unallocated.

(3)
This amount includes (i) 27,809 shares held by a charitable foundation for which Dr. Trbovich serves as a Trustee; (ii) 157,800 shares which Dr. Trbovich has the right to acquire under stock options which are currently exercisable; and (iii) approximately 47,683 shares allocated to Dr. Trbovich’s account under the ESOT. These amounts do not include the shares beneficially owned by certain of Dr. Trbovich’s other relatives. Also, except as set forth in this note (3), does not include shares held by the ESOT as to which Dr. Trbovich serves as one of the two Trustees. See note (2) above.

4)
This amount includes (i) 84,400 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable; and (ii) approximately 28,194 shares allocated to Mr. Trbovich, Jr.’s account under the ESOT. Except as set forth in the preceding sentence, does not include shares held by the ESOT as to which Mr. Trbovich, Jr. serves as one of two Trustees. See note (2) above.

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

(b)           Security Ownership of Management.  The following table sets forth, as of March 31, 2010, information as to the beneficial ownership of shares of Common Stock of the Company held by each Director, Executive Officer, and by all Directors and Officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by that person, except as otherwise indicated):

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)
Dr. Nicholas D. Trbovich	543,318 (2)	22.7%
Nicholas D. Trbovich, Jr.	128,408 (3)	5.5%
Donald W. Hedges	61,236 (4)	2.7%
Dr. William H. Duerig	60,093 (5)	2.6%
Cari L. Jaroslawsky	2,000 (6)	0.1%
Salvatore San Filippo	5,858 (7)	0.3%
Michael D. Trbovich	29,811 (8)	1.3%
All Directors and Officers as a group	1,107,076 (9)	42.4%

___________________

(1)	Percent of class is based upon 2, 237,371 shares of Common Stock outstanding as of March 31, 2010 plus the number of shares subject to stock options held by the indicated person or group.

(2)	See note (9) below and note (3) to the table in “Security Ownership of Certain Beneficial Owners”.

(3)	See note (9) below and note (4) to the table in “Security Ownership of Certain Beneficial Owners”.

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

(7)
This amount includes (i) 1,000 shares which Mr. San Filippo has the right to acquire under stock options which are currently exercisable; and (ii) approximately 3,858 shares allocated to Mr. San Filippo’s account under the ESOT.

(8)
This amount includes (i) 18,500 shares which Mr. Trbovich has the right to acquire under stock options which are currently exercisable; and (ii) approximately 9,775 shares allocated to Mr. Trbovich’s account under the ESOT.

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

In 2009, a Servotronics’ subsidiary leased (with option to buy) a facility and certain real property to acquire the capability to manufacture hot forged edged products from a Company whose sole shareholder is the wife of an Officer of Servotronics.  This related party transaction is fully described in Servotronics’ 2009 Form 10-K on page F16, note 10.

The Board has determined that Dr. Duerig and Mr. Hedges are Independent Directors pursuant to the listing standards of the NYSE Amex. The Board of Directors has an Audit Committee comprised of Dr. Duerig and Mr. Hedges. The Board does not have a standing nominating or compensation committee. Pursuant to Board resolutions, the full Board of Directors approves/ratifies all Director nominees after they are determined by the Independent Directors. Additionally, the Independent Directors determine the compensation of the Chief Executive Officer and all Executive Officers and such determination is then subsequently submitted to the full Board of Directors for approval/ratification.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Freed Maxick & Battaglia, CPAs, PC, (“FM&B”) and RSM McGladrey for fiscal years 2009 and 2008.

	2009	2008
Audit Fees (1)	$86,000	$79,000
Tax Service Fees (2)	56,690	35,015
All Other Fees (3)	7,168	6,775
Total	$149,858	$120,790

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

Date: April 30, 2010

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