Form 10-Q
period 2010-05-10
SERVOTRONICS INC /DE/
filed 2010-05-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.20 par value	2,237,371

	INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	a) Consolidated Balance Sheets, March 31, 2010 and December 31, 2009	3

	b) Consolidated Statements of Income for the three months ended
	March 31, 2010 and 2009	4

	c) Consolidated Statements of Cash Flows for the three months ended
	March 31, 2010 and 2009	5

	d) Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Other Information	18

Item 5.	Exhibits	18

	Signatures	20

- 2  -

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,767	$3,825
Certificates of deposit	495	495
Accounts receivable, net	5,548	4,086
Inventories, net	11,286	11,526
Prepaid income taxes	-	205
Deferred income taxes	540	540
Other assets	605	450
Total current assets	21,241	21,127
Property, plant and equipment, net	6,223	6,307
Other non-current assets	307	200
Total Assets	$27,771	$27,634
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$321	$321
Current portion of capital lease related party	79	79
Accounts payable	942	1,115
Accrued employee compensation and benefit costs	1,439	1,059
Accrued income taxes	95	-
Other accrued liabilities	462	855
Total current liabilities	3,338	3,429
Long-term debt	3,343	3,381
Capital lease related party	475	495
Deferred income taxes	515	515
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,961,018 (1,961,018 – 2009) shares	523	523
Capital in excess of par value	13,296	13,296
Retained earnings	10,534	10,248
Accumulated other comprehensive loss	(61)	(61)
	24,292	24,006
Employee stock ownership trust commitment	(1,468)	(1,468)
Treasury stock, at cost 377,135 (377,135 – 2009) shares	(2,724)	(2,724)
Total shareholders’ equity	20,100	19,814
Total Liabilities and Shareholders’ Equity	$27,771	$27,634

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$7,884	$7,538
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	5,490	6,139
Selling, general and administrative	1,297	1,079
Interest expense	17	24
Depreciation and amortization	163	139
Other income, net	(15)	(29)
	6,952	7,352
Income before income tax provision	932	186
Income tax provision	310	61
Net income	$622	$125

Income per share:
Basic
Net income per share	$0.32	$0.06
Diluted
Net income per share	$0.29	$0.06

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows related to operating activities:
Net income	$622	$125
Adjustments to reconcile net income to net
cash used in operating activities -
Depreciation and amortization	163	139
Change in assets and liabilities -
Accounts receivable	(1,462)	484
Inventories	240	(1,285)
Prepaid income taxes	205	64
Other assets	(155)	(173)
Other non-current assets	(107)	2
Accounts payable	(173)	(320)
Accrued employee compensation and benefit costs	380	53
Other accrued liabilities	(393)	376
Accrued income taxes	95	-
Net cash used in operating activities	(585)	(535)
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(77)	(133)
Net cash used in investing activities	(77)	(133)
Cash flows related to financing activities:
Principal payments on long-term debt	(38)	(55)
Principal payments on capital lease related party	(22)	-
Cash dividend	(336)	-
Net cash used in financing activities	(396)	(55)
Net decrease in cash and cash equivalents	(1,058)	(723)
Cash and cash equivalents at beginning of period	3,825	4,229
Cash and cash equivalents at end of period	$2,767	$3,506

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ending March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

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

Certificates of Deposit

The Company purchased a six month and nine month certificate of deposit in 2008 and at maturity has reinvested the principle and earned interest for the current certificates of deposit with similar maturity periods and at the competitive market interest rates available. Short term investments are classified as available for sale, and are carried at fair value. The investments plus interest earned amounted to approximately $495,000 at March 31, 2010 and December 31, 2009, respectively. There were no unrealized gains or losses since cost approximates fair value as of March 31, 2010 and December 31, 2009. In accordance with ASC 820, the valuation of short term investments is determined by observing market value and are classified as Level 1 investments.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its account receivable at original invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions.  The allowance for doubtful accounts amounted to approximately $70,000 at March 31, 2010 ($91,000 – 2009).

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $624,000 at March 31, 2010 and $548,000 at December 31, 2009. Pre-production and start-up costs are expensed as incurred.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and/or its subsidiaries file a consolidated federal income tax return, a consolidated New York State income tax return, a separate Pennsylvania state income tax return and a separate Arkansas state income tax return.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2010 or December 31, 2009, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2010 and 2009.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information

Income taxes paid during the three months ended March 31, 2010 and 2009 amounted to approximately $20,000 and $3,000, respectively. Interest paid during the three months ended March 31, 2010 and 2009 amounted to approximately $17,000 and $26,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at March 31, 2010 and December 31, 2009.

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

Reclassifications

Certain balances as of March 31, 2009 were reclassified to conform with classifications adopted in the current year.

Research and Development Costs

Research and development costs are expensed as incurred.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise.  Sales to United States Government amounted to approximately 46% and 43% as of March 31, 2010 and March 31, 2009, respectively. Sales to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 21% of total revenues as of March 31, 2010 and March 31, 2009, respectively. The Company also had sales to another customer that amounted to approximately 13% and 14% of total revenues as of March 31, 2010 and March 31, 2009, respectively. No other single customer represented more than 10% of the Company’s revenues in any of these years.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Inventories

	March 31,	December 31,
	2010	2009
	($000’s omitted)

Raw materials and common parts, net of reserve	$5,922	$6,441
Work-in-process	3,956	3,425
Finished goods	1,408	1,660
Total inventories, net of reserve	$11,286	$11,526

4.	Property, Plant and Equipment

	March 31,	December 31,
	2010	2009
	($000’s omitted)

Land	$25	$25
Buildings	6,898	6,881
Machinery, equipment and tooling (including capital lease)	12,190	12,130
	19,113	19,036
Less accumulated depreciation and amortization	(12,890)	(12,729)
Total property, plant and equipment	$6,223	$6,307

Property, plant and equipment includes land and building under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2010 and December 31, 2009, accumulated amortization on the building amounted to approximately $2,198,000 and $2,163,000, respectively. Amortization expense amounted to $35,000 for the three month periods ended March 31, 2010 and 2009. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the consolidated financial statements. Property, plant and equipment also include machinery and equipment under a $588,000 capital lease with related party. As of March 31, 2010 and December 31, 2009, accumulated amortization on the machinery and equipment amounted to approximately $35,000 and $14,000, respectively. Amortization expense amounted to $21,000 for the three month period ended March 31, 2010 and $0 (zero) for the three month period ended March 31, 2009. The associated current and long-term liabilities are discussed in Note 6, Capital Lease – Related Party, of the consolidated financial statements. Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $107,000 and $104,000, respectively. The combined depreciation and amortization expense for March 31, 2010 and 2009 were $163,000 and $139,000, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	March 31,	December 31,
	2010	2009
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (0.44% at March 31, 2010) (A)	$3,300	$3,300
Term loan payable to a financial institution;
interest at LIBOR plus 2%, (2.23% at March 31, 2010);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	187	214
Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	122	127
Secured term loan payable to a government agency;
monthly principal payments of approximately $1,900 with
interest waived payable through second quarter of 2012	55	61
	3,664	3,702

Less current portion	(321)	$(321)
	$3,343	$3,381

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

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at March 31, 2010 and December 31, 2009.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2010 and December 31, 2009, the Company was in compliance with all of its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines which was appropriately disclosed in the Company’s Form 8-K filing on November 3, 2009. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500 which includes an imputed fixed interest rate of 2.00% commenced November 3, 2009 and continue through the fourth quarter of 2016. The present value of the minimal lease payment is approximately $554,000 (after subtracting approximately $38,000 of imputed interest.)

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The Company did not have any unrecognized tax benefits or obligations as of March 31, 2010 and December 31, 2009.

The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction, New York State, Pennsylvania and Arkansas. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

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

8.	Common Shareholders’ Equity

					($000’s omitted)
	Common stock						Accumulated
	Number		Capital in				other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders’
	issued	Amount	par value	earnings	ESOP	stock	loss	Equity
Balance December 31, 2009	2,614,506	$523	$13,296	$10,248	($1,468)	($2,724)	($61)	$19,814
Net income	-	-	-	622	-	-	-	622
Cash dividend	-	-	-	(336)	-	-	-	(336)
Balance March 31, 2010	2,614,506	$523	$13,296	$10,534	($1,468)	($2,724)	($61)	$20,100

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of March 31, 2010, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

As previously reported, on February 22, 2010, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on March 31, 2010 to shareholders of record on March 10, 2010 and was approximately $336,000 in the aggregate. This third consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2010	2009
	($000’s omitted except per share data)

Net income	$622	$125
Weighted average common shares
outstanding (basic)	1,961	1,933
Incremental shares from assumed
conversions of stock options	173	102
Weighted average common
shares outstanding (diluted)	2,134	2,035
Basic
Net income per share	$0.32	$0.06
Diluted
Net income per share	$0.29	$0.06

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three month periods ended March 31, 2010 and 2009 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain personal property being accounted for under a capital lease. See also Note 5, Long-Term Debt, Note 6, Capital Lease – Related Party, and Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009, the Company formed a new wholly owned Subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building at the appraised value of $506,000. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as $0 (zero) dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of an officer of Servotronics, Inc. is the sole shareholder of the company that is leasing/selling the assets. The Company considered the impact of the above transactions as if the acquisition had occurred as of the beginning of each of the fiscal periods presented and determined that the pro forma impact did not have a material effect on the Company’s revenues, net income or earnings per share.

11.	Litigation

There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Business segments

The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in the ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and various government agencies. The Company derives its primary sales revenue from domestic customers. An immaterial portion of finished products are for foreign end use.

Information regarding the Company’s operations in these segments is summarized as follows

($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
Revenues from unaffiliated customers	$4,460	$4,513	$3,424	$3,025	$7,884	$7,538
Profit (loss)	$1,014	$997	$430	$(425)	$1,444	$572
Interest expense	$(14)	$(21)	$(3)	$(3)	$(17)	$(24)
Depreciation and amortization	$(106)	$(101)	$(57)	$(38)	$(163)	$(139)
Other income, net	$11	$29	$4	$-	$15	$29
General corporate expense					(347)	(252)
Income before income tax provision					$932	$186
Capital expenditures	$55	$109	$22	$24	$77	$133

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009
Identifiable assets	$15,541	$16,164	$12,230	$11,470	$27,771	$27,634

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

14.	Subsequent Events

These financial statements have not been updated for subsequent events occurring after May 13, 2010 which is the date these financial statements were available to be issued.

-  13 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three months ended March 31, 2010 and 2009, approximately 46% and 43%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

The Company’s ATG revenue decreased approximately $53,000 for the three months ended March 31, 2010, compared to the same period in 2009. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new - domestic and foreign - markets that are consistent with its core competencies. There are substantial uncertainties in the current Global Economy that are compounded with certain Airliner delivery stretch-outs being considered and to a lesser degree, being implemented which in turn may adversely affect the Company’s sales revenues in 2010 and beyond. Although the ATG backlog continues to be significant, actual scheduled shipments may be delayed as a function of the Company’s customers final delivery determinations that may be based on changes in the Global Economy and other factors.

The Company’s CPG revenue increased approximately $399,000 for the three months ended March 31, 2010, compared to the same period in 2009 primarily because of shipments under several significant government contracts. The CPG develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the U.S. and World’s Stimulus Plans and the difficulty to accurately project the net effect of the vagaries inherent in the government’s procurement process programs. Approximately 55% of the CPG’s revenues are derived from contracts with agencies of the U.S. Government or their prime contractors for the three months ended March 31, 2010.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

The following tables compare the Company’s statements of income data for the three months ended March 31, 2010 and 2009 ($000’s omitted).

	Three Months Ended March 31,
					2010 vs. 2009
	2010		2009		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$4,460	56.6%	$4,513	59.9%	$(53)	(1.2%)
Consumer Products	3,424	43.4%	3,025	40.1%	399	13.2%
	7,884	100.0%	7,538	100.0%	346	4.6%
Cost of sale, exclusive of depreciation
and amortization	5,490	69.6%	6,139	81.4%	(649)	(10.6%)
Gross profit	2,394	30.4%	1,399	18.6%	995	71.1%
Selling, general and administration	1,297	16.5%	1,079	14.3%	218	20.2%
Depreciation and amortization	163	2.1%	139	1.8%	24	17.3%
Total costs and expenses	6,950	88.2%	7,357	97.6%	(407)	5.5%
Operating income	934	11.8%	181	2.4%	753	416.0%
Interest expense	17	0.2%	24	0.3%	(7)	(29.2%)
Other income, net	(15)	(0.2%)	(29)	(0.4%)	14	(48.3%)
Income tax provision	310	3.9%	61	0.8%	249	408.2%
Net income	$622	7.9%	$125	1.7%	$497	397.6%

Sales

The Company’s consolidated sales increased approximately $346,000 or 4.6% for the three month period ended March 31, 2010 when compared to the same three month period in 2009. Such results are due to increased shipments at the CPG under several significant government contracts off-set by decreased shipments at the ATG due to customer stretch-outs of existing orders and, to a lesser extent, order cancellations. Procurement and time of shipments under Government contracts at the CPG significantly impact operating results from period to period.

Gross Profit

As shown in the above table, gross profit for the three month period ended March 31, 2010 increased as compared to the same three month period in 2009. The primary reason for the variations in gross profit was the mix of products sold at the CPG. Gross profit as a percentage of sales is affected by many factors including, but not limited to, the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales. See Note 12, Business Segments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the three month period ended March 31, 2010 as compared to the same three month period in 2009 primarily due to an increase in employee compensation, marketing and advertising. The Company’s SG&A expenses include general corporate, intellectual properties and asset acquisition related activity costs which include, among other things, the support for additional and new manufacturing capabilities which expanded the cutlery product line to include hot-forged edged products. As required by generally accepted accounting principles (GAAP), the Company expensed such costs in the period incurred. The trend is for SG&A expenses to increase as a function of increased regulations, market expansion and company growth.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

Interest expense decreased for the three month period ended March 31, 2010 compared to the same period in 2009 due to the decrease in average outstanding debt and interest rates. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the three month periods ended March 31, 2010 compared to the same period in 2009. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the three month period ended March 31, 2010 when compared to the same three month period in 2009 is due to the decline in market driven interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was approximately 33.3% for the three month period ended March 31, 2010 and 33.1% for the same period in 2009. The effective tax rate in both periods reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended March 31, 2010 increased $497,000 or 397.6% as compared to net income for the same three month period ended March 31, 2009. These period to period differences in net income are primarily attributable to decreased sales at ATG offset by increased sales at the CPG. Also, affecting net income were increases in selling, general and administrative expenses and changes in gross margin as the result of product mix in the respective periods.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At March 31, 2010, the Company had working capital of approximately $17,903,000 ($17,698,000–December 31, 2009) of which approximately $3,262,000 ($4,320,000– December 31, 2009) was comprised of cash and cash equivalents and certificates of deposit. The Company used approximately $585,000 in cash from operations during the three months ended March 31, 2010 as compared to using $535,000 during the three months ended March 31, 2009. The primary uses of cash for the Company’s operating activities for the three months ended March 31, 2010 include increases in accounts receivable and payments on other accrued liabilities aggregating $1,855,000. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increases inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the first three months of 2010 included current principal payments on long-term debt, as well as approximately $336,000 for a cash dividend paid on March 31, 2010 to shareholders of record on March 10, 2010.

At March 31, 2010, there are no material commitments for capital expenditures.

The Company also has an unsecured $1,000,000 line of credit on which there is no balance outstanding at March 31, 2010. If needed, this can be used to fund cash flow requirements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Company Purchases of Company’s Equity Securities

2010 Periods	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1– March 31, 2010	-	-	-	211,912
Total	-	-	-	211,912

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of April 30, 2010, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	OTHER INFORMATION

None.

Item 5	EXHIBITS

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(A)(1)	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer.

10(A)(2)	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer.

10(A)(3)	Amendment to employment contract for Nicholas D. Trbovich, Jr.

10(A)(4)	Amendment to employment contract for Nicholas D. Trbovich, Jr.

10(D)(1)	Amendment No. 1 to the 2000 Employees Stock Option Plan.

10(D)(2)	Amendment No. 2 to the 2001 Long-Term Stock Incentive Plan.

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

SERVOTRONICS, INC.

Date: May 13, 2010	By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

- 20  -