Form 10-Q
period 2010-08-06
SERVOTRONICS INC /DE/
filed 2010-08-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $.20 par value	2,237,371

	INDEX
		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	a) Consolidated Balance Sheets, June 30, 2010 and December 31, 2009	3

	b) Consolidated Statements of Income for the three and six months ended
	June 30, 2010 and 2009	4

	c) Consolidated Statements of Cash Flows for the six months ended
	June 30, 2010 and 2009	5

	d) Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Other Information	19

Item 5.	Exhibits	19

	Signatures	21

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,909	$3,825
Certificates of deposit	249	495
Accounts receivable, net	5,255	4,086
Inventories, net	11,142	11,526
Prepaid income taxes	106	205
Deferred income taxes	540	540
Other assets	520	450

Total current assets	21,721	21,127

Property, plant and equipment, net	6,095	6,307

Other non-current assets	280	200

Total Assets	$28,096	$27,634

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$321	$321
Current portion of capital lease related party	79	79
Accounts payable	998	1,115
Accrued employee compensation and benefit costs	1,564	1,059
Other accrued liabilities	361	855

Total current liabilities	3,323	3,429

Long-term debt	3,306	3,381

Capital lease related party	456	495

Deferred income taxes	515	515

Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,961,018 (1,961,018 – 2009) shares	523	523
Capital in excess of par value	13,486	13,296
Retained earnings	10,740	10,248
Accumulated other comprehensive loss	(61)	(61)
	24,688	24,006

Employee stock ownership trust commitment	(1,468)	(1,468)
Treasury stock, at cost 377,135 (377,135 – 2009) shares	(2,724)	(2,724)
Total shareholders’ equity	20,496	19,814

Total Liabilities and Shareholders’ Equity	$28,096	$27,634

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$8,203	$9,106	$16,087	$16,644

Costs, expenses and other income:
Cost of goods sold, exclusive of
depreciation and amortization	5,707	6,617	11,196	12,756
Selling, general and administrative	1,160	1,271	2,457	2,350
Interest expense	17	19	34	43
Depreciation and amortization	161	143	324	282
Other income, net	(8)	(11)	(23)	(40)
	7,037	8,039	13,988	15,391
Income before income tax provision	1,166	1,067	2,099	1,253

Income tax provision	388	357	698	418

Net income	778	$710	$1,401	$835

Income per share:

Basic
Net income per share	$0.40	$0.37	$0.71	$0.43

Diluted
Net income per share	$0.37	$0.34	$0.66	$0.41

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows related to operating activities:
Net income	$1,401	$835
Adjustments to reconcile net income to net
Cash generated (used) in operating activities -
Depreciation and amortization	324	282
Change in assets and liabilities -
Accounts receivable	(1,169)	(527)
Inventories	384	(1,266)
Prepaid income taxes	289	84
Other assets	(70)	(55)
Other non-current assets	(80)	1
Accounts payable	(117)	(560)
Accrued employee compensation and benefit costs	505	102
Other accrued liabilities	(494)	6
Accrued income taxes	-	148
Employee stock ownership trust payment	-	46
Net cash generated (used) in operating activities	973	(904)
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(106)	(218)
Proceeds from Certificates of Deposit	246	-
Net cash generated (used in) investing activities	140	(218)
Cash flows related to financing activities:
Principal payments on long-term debt	(75)	(109)
Principal payments on capital lease related party	(45)	(6)
Cash dividend	(336)	(336)
Purchase of stock options	(573)	-
Net cash used in financing activities	(1,029)	(451)
Net increase (decrease) in cash and cash equivalents	84	(1,573)
Cash and cash equivalents at beginning of period	3,825	4,709
Cash and cash equivalents at end of period	$3,909	$3,136

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ending June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated financial statements should be read in conjunction with the annual report and the notes thereto.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Servotronics, Inc. and its wholly-owned subsidiaries (the “Company”).

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all cash accounts and short-term investments purchased with an original maturity of three months or less. Cash equivalents consist primarily of short-term certificates of deposit.

Certificates of Deposit

Certificates of Deposit are classified as available for sale, and are carried at fair value. The investments plus interest earned amounted to approximately $249,000 at June 30, 2010 and $495,000 at December 31, 2009. There were no unrealized gains or losses since cost approximates fair value as of June 30, 2010 and December 31, 2009. In accordance with ASC 820, the valuation of Certificates of Deposit is determined by observing market value and are classified as Level 1 investments.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $76,000 at June 30, 2010 ($91,000 – December 31, 2009).

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $623,000 at June 30, 2010 and $548,000 at December 31, 2009. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2010 or December 31, 2009, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and six months ended June 30, 2010 and 2009.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information

Income taxes paid during the three months ended June 30, 2010 and 2009 amounted to approximately $410,000 and $198,000, respectively, and amounted to $429,000 and $201,000 for the six months ended June 30, 2010 and 2009, respectively. Interest paid during the three months ended June 30, 2010 and 2009 amounted to approximately $17,000 and $21,000, respectively, and amounted to $34,000 and $47,000 for the six months June 30, 2010 and 2009, respectively. The Company recognized a non-cash tax benefit of approximately $190,000 related to the surrender of unexercised stock options.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at June 30, 2010 and December 31, 2009.

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

Reclassifications

Certain balances as previously reported were reclassified to conform with classifications adopted in the current period.

Research and Development Costs

Research and development costs are expensed as incurred.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Sales to United States Government at Advanced Technology Group (ATG) and Consumer Products Group (CPG) amounted to approximately 45% and 56% for the three months ended June 30, 2010 and 2009, respectively, and 45% and 50% for the six months ended June 30, 2010 and 2009, respectively. Sales to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 21% and 19% as of June 30, 2010 and 2009, respectively. The Company also had sales to another customer that amounted to approximately 12% of revenues as of June 30, 2010 and 2009, respectively. No other single customer represented more than 10% of the Company’s revenues in any of these periods.

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

3.	Inventories

	June 30,	December 31,
	2010	2009
	($000’s omitted)
Raw materials and common parts, net of reserve	$5,633	$6,441
Work-in-process	4,037	3,425
Finished goods	1,472	1,660
Total inventories, net of reserve	$11,142	$11,526

4.	Property, Plant and Equipment

	June 30,	December 31,
	2010	2009
	($000’s omitted)
Land	$25	$25
Buildings	6,898	6,881
Machinery, equipment and tooling (including capital lease)	12,220	12,130
	19,143	19,036
Less accumulated depreciation and amortization	(13,048)	(12,729)
Total property, plant and equipment	$6,095	$6,307

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2010 and December 31, 2009, accumulated amortization on the building amounted to approximately $2,230,000 and $2,163,000, respectively. Amortization expense amounted to $32,000 and $35,000 for the three month periods ended June 30, 2010 and 2009, respectively, and amounted to $67,000 and $70,000 for the six month periods ended June 30, 2010 and 2009, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with related party. As of June 30, 2010 and December 31, 2009, accumulated amortization on the machinery and equipment amounted to approximately $56,000 and $14,000, respectively. Amortization expense amounted to $21,000 and $0 (zero) for the three month periods ended June 30, 2010 and 2009, respectively, and amounted to $42,000 and $0 (zero) for the six month periods ended June 30, 2010 and 2009, respectively. The associated current and long-term liabilities are discussed in Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements. Depreciation expense for the three month periods ended June 30, 2010 and 2009 amounted to $106,000 for both periods, and $211,000 and $208,000 for the six month periods ended June 30, 2010 and 2009, respectively. The combined depreciation and amortization expense for the three month periods ended June 30, 2010 and 2009 were $161,000 and $143,000, respectively and $324,000 and $282,000 for the six month periods ended June 30, 2010 and 2009, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	June 30,	December 31,
	2010	2009
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (.0.51% at June 30, 2010) (A)	$3,300	$3,300

Term loan payable to a financial institution;
interest at LIBOR plus 2%, (2.35% at June 30, 2010);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	161	214

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	117	127

Secured term loan payable to a government agency;
monthly principal payments of approximately $2,000 with
interest waived payable through second quarter of 2012	49	61
	3,627	3,702
Less current portion	(321)	(321)
	$3,306	$3,381

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

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at June 30, 2010 and December 31, 2009.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2010 and December 31, 2009, the Company was in compliance with all of its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines which was appropriately disclosed in the Company’s Form 8-K filing on November 3, 2009. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500, which include an imputed fixed interest rate of 2.00%, commenced November 3, 2009 and will continue through the fourth quarter of 2016. The present value of the minimal lease payment is approximately $535,000 (after subtracting approximately $35,000 of imputed interest).

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The Company did not have any material unrecognized tax benefits or obligations as of June 30, 2010 and December 31, 2009.

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

8.	Shareholders’ Equity

					($000’s omitted)
	Common stock						Accumulated
	Number		Capital in				other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders’
	issued	Amount	par value	earnings	ESOP	stock	loss	equity

Balance December 31, 2009	2,614,506	$523	$13,296	$10,248	($1,468)	($2,724)	($61)	$19,814
Net income	-	-	-	1,401	-	-	-	1,401
Surrender of unexercised stock
options, net of tax benefit	-	-	190	(573)	-	-	-	(383)
Cash dividend	-	-	-	(336)	-	-	-	(336)
Balance June 30, 2010	2,614,506	$523	$13,486	$10,740	($1,468)	($2,724)	($61)	$20,496

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2010, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

Consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, the Executive Officers, Directors and certain employees elected on May 20, 2010 to surrender 101,200 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and closing market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $573,000. A tax benefit of approximately $190,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value.

As previously reported, on February 22, 2010, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on March 31, 2010 to shareholders of record on March 10, 2010 and was approximately $336,000 in the aggregate. This third consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($000’s omitted except per share data)
Net income	$778	$710	$1,401	$835
Weighted average common shares
outstanding (basic)	1,961	1,933	1,961	1,933
Incremental shares from assumed
conversions of stock options	164	143	169	122
Weighted average common
shares outstanding (diluted)	2,125	2,076	2,130	2,055
Basic
Net income per share	$0.40	$0.37	$0.71	$0.43
Diluted
Net income per share	$0.37	$0.34	$0.66	$0.41

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three and six month periods ended June 30, 2010 and 2009 and future minimum payments under such leases are not material to the accompanying consolidated financial statements. The Company also leases certain personal property being accounted for under a capital lease. See also Note 5, Long-Term Debt, Note 6, Capital Lease – Related Party, and Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009, the Company formed a new wholly owned Subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building at the appraised value of $506,000. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as $0 (zero) dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of an officer/director of Servotronics, Inc. is the sole shareholder of the company that is leasing/selling the assets. The Company considered the impact of the above transactions as if the acquisition had occurred as of the beginning of each of the fiscal periods presented and determined that the pro forma impact did not have a material effect on the Company’s revenues, net income or earnings per share.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information regarding the Company’s operations in these segments is summarized as follows

($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Revenues from unaffiliated customers	$9,077	$8,959	$7,010	$7,685	$16,087	$16,644
Profit	$2,252	$1,928	$878	$115	$3,130	$2,043
Interest expense	$(28)	$(39	$(6)	$(4)	(34)	(43)
Depreciation and amortization	$(209)	$(204	$(115)	$(78)	(324)	(282)
Other income, net	$15	$38	$8	$2	23	40
General corporate expense					(696)	(505)
Income before income tax provision					$2,099	$1,253
Capital expenditures	$77	$131	$29	$87	$106	$218

	ATG		CPG		Consolidated
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
Identifiable assets	$15,284	$16,164	$12,812	$11,470	$28,096	$27,634

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Advanced Technology		Consumer Products
	Group		Group		Group
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Revenues from unaffiliated customers	$4,617	$4,446	$3,586	$4,660	$8,203	$9,106
Profit	$1,238	$930	$446	$540	$1,684	$1,470
Interest expense	$(14)	$(18)	$(3)	$(1)	(17)	(19)
Depreciation and amortization	$(103)	$(104)	$(58)	$(39)	(161)	(143)
Other income, net	$3	$9	$5	$2	8	11
General corporate expense					(348)	(252)
Income before income tax provision					$1,166	$1,067
Capital expenditures	$22	$31	$7	$63	$29	$94

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

14.	Subsequent Events

These financial statements have not been updated for subsequent events occurring after August 12, 2010 which is the date these financial statements were available to be issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three months ended June 30, 2010 and 2009 approximately 45% and 56%, respectively and 45% and 50%, for the six months ended June 30, 2010 and 2009 respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Product markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

The Company’s ATG revenue increased approximately $171,000 and $118,000 for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain Airliner delivery stretch-outs being considered and to a lesser degree, being implemented. This may adversely affect the Company’s sales revenues in 2010 and beyond. Although the ATG backlog continues to be significant, actual scheduled shipments may be delayed as a function of the Company’s customers final delivery determinations that may be based on changes in the global economy and other factors.

The Company’s CPG revenue decreased approximately $1,074,000 and $675,000 for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009 primarily due to decreased shipments under several significant government contracts. The CPG develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the U.S. and World’s Stimulus Plans and the difficulty to accurately project the net effect of the vagaries inherent in the government’s procurement process programs. Approximately 55% and 56% of the CPG’s revenues are derived from contracts with agencies of the U.S. Government or their prime contractors for the three and six months ended June 30, 2010, respectively.

The ATG and CPG continue to respond to U.S. Government procurement Requests for Quotes. New product development activities are ongoing along with the acquisition of new product lines. See also Note 12, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following tables compare the Company’s statements of income data for the six and three months ended June 30, 2010 and 2009 ($000’s omitted).

	Six Months Ended June 30,
					2010 vs. 2009
	2010		2009		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$9,077	56.4%	$8,959	53.8%	$118	1.3%
Consumer Products	7,010	43.6%	7,685	46.2%	(675)	(8.8%)
	16,087	100.0%	16,644	100.0%	(557)	(3.3%)
Cost of sale, exclusive of depreciation
and amortization	11,196	69.6%	12,756	76.6%	(1,560)	(12.2%)
Gross profit	4,891	30.4%	3,888	23.4%	1,003	25.8%
Selling, general and administration	2,457	15.3%	2,350	14.1%	107	4.6%
Depreciation and amortization	324	2.0%	282	1.7%	42	14.9%
Total costs and expenses	13,977	86.9%	15,388	92.4%	(1,411)	(9.2%)
Operating income	2,110	13.1%	1,256	7.6%	854	68.0%
Interest expense	34	0.2%	43	0.3%	(9)	(20.9%)
Other income, net	(23)	(0.1%)	(40)	(0.2%)	17	42.5%
Income tax provision	698	4.3%	418	2.5%	280	67.0%
Net income	$1,401	8.7%	$835	5.0%	$566	67.8%

	Three Months Ended June 30,
					2010 vs. 2009
	2010		2009		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$4,617	56.3%	$4,446	48.8%	$171	3.8%
Consumer Products	3,586	43.7%	4,660	51.2%	(1,074)	(23.0%)
	8,203	100.0%	9,106	100.0%	(903)	(9.9%)
Cost of sale, exclusive of depreciation
and amortization	5,707	69.6%	6,617	72.7%	(910)	(13.8%)
Gross profit	2,496	30.4%	2,489	27.3%	7	0.3%
Selling, general and administration	1,160	14.1%	1,271	14.0%	(111)	(8.7%)
Depreciation and amortization	161	2.0%	143	1.6%	18	(12.6%)
Total costs and expenses	7,028	85.7%	8,031	88.3%	(1,003)	(12.5%)
Operating income	1,175	14.3%	1,075	11.7%	100	9.3%
Interest expense	17	0.2%	19	0.2%	(2)	(10.5%)
Other income, net	(8)	(0.1%)	(11)	(0.1%)	3	(27.3%)
Income tax provision	388	4.7%	357	3.9%	31	8.7%
Net income	$778	9.5%	$710	7.7%	$68	9.6%

Sales

The Company’s consolidated sales decreased approximately $903,000 or 9.9% for the three month period ended June 30, 2010 and $557,000 or 3.3% for the six month period ended June 30, 2010 when compared to the same three and six month periods in 2009. Such results are due to decreased shipments at the CPG under several significant government contracts partially off-set by increased shipments at the ATG for commercial applications. Procurement and time of shipments under Government contracts at the CPG significantly impact operating results from period to period.

Gross Profit

As shown in the preceding table, gross profit for the three month and six month period ended June 30, 2010 increased as compared to the same three and six month periods in 2009. The primary reason for the variations in gross profit was the mix of products sold at the CPG. Gross profit as a percentage of sales is affected by many factors including, but not limited to, the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales. See Note 12, Business Segments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the six month periods ended June 30, 2010 as compared to the same six month periods in 2009 primarily due to an increase in employee compensation, and related expenses and customary expenses in support of its expanding product lines. The Company’s SG&A expenses can include general corporate, intellectual properties and asset acquisition related activity costs which include, among other things, the support for additional and new manufacturing capabilities which expanded the cutlery product line to include hot-forged edged products. As required by United States generally accepted accounting principles (GAAP), the Company expensed such costs in the period incurred. The trend is for SG&A expenses to increase as a function of increased government regulations, market expansion and company growth.

Interest Expense

Interest expense decreased for the three and six month periods ended June 30, 2010 compared to the same period in 2009 due to the decrease in average outstanding debt and interest rates. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the three and six month periods ended June 30, 2010 compared to the same period in 2009. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the three and six month periods ended June 30, 2010 when compared to the same three and six month periods in 2009 is due to the decline in market driven interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was approximately 33.3% for the three and six months ended June 30, 2010 and 33.4% and 33.2% for the three and six months ended June 30, 2009. The effective tax rate in both periods reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended June 30, 2010 increased $68,000 or 9.6% and $566,000 or 67.8% for the six month period ended June 30, 2010 when compared to the same two periods ended June 30, 2009. The increase in net income is primarily the result of increased sales and profit margins at the ATG combined with improved profit margins at the CPG.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At June 30, 2010, the Company had working capital of approximately $18,398,000 ($17,698,000–December 31, 2009) of which approximately $4,158,000 ($4,320,000– December 31, 2009) was comprised of cash and cash equivalents and certificates of deposit. The Company generated approximately $973,000 in cash from operations during the six months ended June 30, 2010 as compared to using $904,000 during the six months ended June 30, 2009. Cash was generated through net income and a decrease in inventory, prepaid income taxes and increase in accrued employee compensations costs aggregating $1,178,000. The primary use of cash for the Company’s operating activities for the six months ended June 30, 2010 include increases in accounts receivable and payments on other accrued liabilities aggregating $1,663,000. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the first six months of 2010 included current principal payments on long-term debt, as well as approximately $336,000 for a cash dividend paid on March 31, 2010 to shareholders of record on March 10, 2010. The Company also expended $573,000 to purchase outstanding stock options.

At June 30, 2010, there are no material commitments for capital expenditures.

The Company also has an unsecured $1,000,000 line of credit on which there is no balance outstanding at June 30, 2010. If needed, this can be used to fund cash flow requirements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and six month periods ended June 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

- 18  -

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Company Purchases of Company’s Equity Securities

2010 Periods	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – March 31, 2010				211,912
April 1– June 30, 2010	-	-	-	211,912
Total	-	-	-	211,912

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2010, the Company has purchased 238,088 shares during prior periods and there remain 211,912 shares available to purchase under this program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	OTHER INFORMATION

None.

Item 5.	EXHIBITS

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

- 19  -

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

- 20  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2010

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer