Form 10-Q
period 2010-09-30
SERVOTRONICS INC /DE/
filed 2010-11-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $.20 par value	2,237,371

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,559	$3,825
Certificates of deposit	253	495
Accounts receivable, net	4,546	4,086
Inventories, net	11,160	11,526
Prepaid income taxes	56	205
Deferred income taxes	540	540
Other assets	505	450
Total current assets	21,619	21,127
Property, plant and equipment, net	6,144	6,307
Other non-current assets	296	200
Total Assets	$28,059	$27,634
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$321	$321
Current portion of capital lease related party	79	79
Accounts payable	965	1,115
Accrued employee compensation and benefit costs	1,362	1,059
Other accrued liabilities	412	855
Total current liabilities	3,139	3,429
Long-term debt	3,268	3,381
Capital lease related party	436	495
Deferred income taxes	515	515
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,961,018 (1,961,018 – 2009) shares	523	523
Capital in excess of par value	13,486	13,296
Retained earnings	10,945	10,248
Accumulated other comprehensive loss	(61)	(61)
	24,893	24,006
Employee stock ownership trust commitment	(1,468)	(1,468)
Treasury stock, at cost 377,135 (377,135 – 2009) shares	(2,724)	(2,724)
Total shareholders’ equity	20,701	19,814
Total Liabilities and Shareholders’ Equity	$28,059	$27,634

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$7,346	$8,224	$23,433	$24,868

Costs, expenses and other income:
Cost of goods sold, exclusive of
depreciation and amortization	5,643	5,637	16,839	18,393
Selling, general and administrative	1,225	1,191	3,682	3,541
Interest expense	16	17	50	60
Depreciation and amortization	159	133	483	415
Other income, net	(6)	(2)	(29)	(42)
	7,037	6,976	21,025	22,367
Income before income tax provision	309	1,248	2,408	2,501
Income tax provision	104	415	802	833
Net income	$205	$833	$1,606	$1,668

Income per share:
Basic
Net income per share	$0.10	$0.43	$0.82	$0.86
Diluted
Net income per share	$0.10	$0.40	$0.75	$0.81

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows related to operating activities:
Net income	$1,606	$1,668
Adjustments to reconcile net income to net
Cash generated in operating activities -
Depreciation and amortization	483	415
Change in assets and liabilities -
Accounts receivable	(460)	508
Inventories	366	(1,737)
Prepaid income taxes	339	84
Other assets	(55)	(208)
Other non-current assets	(104)	3
Accounts payable	(150)	(1,188)
Accrued employee compensation and benefit costs	303	44
Other accrued liabilities	(443)	247
Accrued income taxes	-	378
Employee stock ownership trust payment	-	46

Net cash generated in operating activities	1,885	260

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(312)	(305)
Proceeds from Certificates of Deposit	242	-

Net cash used in investing activities	(70)	(305)

Cash flows related to financing activities:
Principal payments on long-term debt	(113)	(163)
Principal payments on capital lease related party	(59)	(6)
Cash dividend	(336)	(336)
Purchase of stock options	(573)	-

Net cash used in financing activities	(1,081)	(505)
Net increase (decrease) in cash and cash equivalents	734	(550)
Cash and cash equivalents at beginning of period	3,825	4,709
Cash and cash equivalents at end of period	$4,559	$4,159

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated financial statements should be read in conjunction with the 2009 annual report and the notes thereto.

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

Certificates of Deposit

Certificates of Deposit are classified as available for sale, and are carried at fair value. The investments plus interest earned amounted to approximately $253,000 at September 30, 2010 and $495,000 at December 31, 2009. There were no unrealized gains or losses since cost approximates fair value as of September 30, 2010 and December 31, 2009. In accordance with ASC 820, the valuations of Certificates of Deposit are determined by observing Level 1 - market value inputs.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $92,000 at September 30, 2010 and $91,000 at December 31, 2009.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $623,000 at September 30, 2010 and $548,000 at December 31, 2009. Pre-production and start-up costs are expensed as incurred.

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

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for tax purposes. Depreciation expense includes the amortization of capital lease assets over the shorter of their estimated useful life or the lease term. The estimated useful lives of depreciable properties are generally as follows:

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2010 or December 31, 2009, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and nine months ended September 30, 2010 and 2009.

During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax return for the years 2005 through 2007. In the third quarter of 2010, the examination was complete resulting in no change to the Company’s originally filed returns.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information

Income taxes paid during the three months ended September 30, 2010 and 2009 amounted to approximately $62,000 and $191,000, respectively, and amounted to $475,000 and $392,000 for the nine months ended September 30, 2010 and 2009, respectively. Interest paid during the three months ended September 30, 2010 and 2009 amounted to approximately $16,000 and $17,000, respectively, and amounted to $50,000 and $64,000 for the nine months ended September 30, 2010 and 2009, respectively. The Company recognized a non-cash tax benefit of approximately $190,000 related to the surrender of unexercised stock options.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined no circumstances that would require testing of impairment of long lived assets existed at September 30, 2010 and December 31, 2009.

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

Total sales to United States Government at Advanced Technology Group (ATG) and Consumer Products Group (CPG) amounted to approximately 39% and 56% for the three months ended September 30, 2010 and 2009, respectively, and 43% and 52% for the nine months ended September 30, 2010 and 2009, respectively. Sales to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 24% and 18% as of September 30, 2010 and 2009, respectively. The Company also had sales to another customer that amounted to approximately 12% and 11% as of September 30, 2010 and 2009, respectively. No other single customer represented more than 10% of the Company’s revenues in any of these periods.

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

3.	Inventories

	September 30,	December 31,
	2010	2009
	($000’s omitted)

Raw materials and common parts, net of reserve	$5,797	$6,441
Work-in-process	3,647	3,425
Finished goods	1,716	1,660

Total inventories, net of reserve	$11,160	$11,526

4.	Property, Plant and Equipment

	September 30,	December 31,
	2010	2009
	($000’s omitted)

Land	$25	$25
Buildings	6,912	6,881
Machinery, equipment and tooling (including capital lease)	12,413	12,130
	19,350	19,036
Less accumulated depreciation and amortization	(13,206)	(12,729)
Total property, plant and equipment, net	$6,144	$6,307

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2010 and December 31, 2009, accumulated amortization on the building amounted to approximately $2,261,000 and $2,163,000, respectively. Amortization expense amounted to $31,000 and $35,000 for the three month periods ended September 30, 2010 and 2009, respectively, and amounted to $98,000 and $105,000 for the nine month periods ended September 30, 2010 and 2009, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with related party. As of September 30, 2010 and December 31, 2009, accumulated amortization on the machinery and equipment amounted to approximately $77,000 and $14,000, respectively. Amortization expense amounted to $21,000 and $0 (zero) for the three month periods ended September 30, 2010 and 2009, respectively, and amounted to $63,000 and $0 (zero) for the nine month periods ended September 30, 2010 and 2009, respectively. The associated current and long-term liabilities are discussed in Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements. Depreciation expense amounted to $105,000 and $96,000 for the three month periods ended September 30, 2010 and 2009, respectively, and amounted to $316,000 and $304,000 for the nine month periods ended September 30, 2010 and 2009, respectively. The combined depreciation and amortization expense for the three month periods ended September 30, 2010 and 2009 were $159,000 and $133,000, respectively and $483,000 and $415,000 for the nine month periods ended September 30, 2010 and 2009, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	September 30,	December 31,
	2010	2009
	($000's omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (0.47% at September 30, 2010) (A)	$3,300	$3,300

Term loan payable to a financial institution;
interest at LIBOR plus 2%, (2.26% at September 30, 2010);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	134	214

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	112	127

Secured term loan payable to a government agency;
monthly principal payments of approximately $2,000 with
interest waived payable through second quarter of 2012	43	61
	3,589	3,702
Less current portion	(321)	(321)
	$3,268	$3,381

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

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at September 30, 2010 and December 31, 2009.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents. At September 30, 2010 and December 31, 2009, the Company was in compliance with all of its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines which was appropriately disclosed in the Company’s Form 8-K filing on November 3, 2009. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500, which include an imputed fixed interest rate of 2.00%, commenced November 3, 2009 and will continue through the fourth quarter of 2016. At September 30, 2010, the present value of the minimal lease payment is approximately $515,000 (after subtracting approximately $32,000 of imputed interest).

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The Company did not have any material unrecognized tax benefits or obligations as of September 30, 2010 and December 31, 2009.

The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction, New York State, Pennsylvania and Arkansas. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax return for the years 2005 through 2007. In the third quarter of 2010, the examination was complete resulting in no change to the Company’s originally filed tax returns.

8.	Shareholders’ Equity

					($000's omitted)
	Common stock						Accumulated
	Number		Capital in				other	Total
	of shares		excess of	Retained		Treasury	comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOP	stock	loss	equity
Balance December 31, 2009	2,614,506	$523	$13,296	$10,248	$(1,468)	$(2,724)	$(61)	$19,814
Net income	-	-	-	1,606	-	-	-	1,606
Surrender of unexercised stock
options, net of tax benefit	-	-	190	(573)	-	-	-	(383)
Cash dividend	-	-	-	(336)	-	-	-	(336)
Balance September 30, 2010	2,614,506	$523	$13,486	$10,945	$(1,468)	$(2,724)	$(61)	$20,701

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2010, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($000's omitted except per share data)
Net income	$205	$833	$1,606	$1,668
Weighted average common shares
outstanding (basic)	1,961	1,933	1,961	1,933
Incremental shares from assumed
conversions of stock options	167	136	168	127
Weighted average common
shares outstanding (diluted)	2,128	2,069	2,129	2,060
Basic
Net income per share	$0.10	$0.43	$0.82	$0.86
Diluted
Net income per share	$0.10	$0.40	$0.75	$0.81

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three and nine month periods ended September 30, 2010 and 2009 and future minimum payments under such leases are not material to the accompanying consolidated financial statements. The Company also leases certain personal property being accounted for under a capital lease. See also Note 5, Long-Term Debt, Note 6, Capital Lease – Related Party, and Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the capital leases.

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

Information regarding the Company’s operations in these segments is summarized as follows

($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009

Revenues from unaffiliated customers	$13,713	$13,319	$9,720	$11,549	$23,433	$24,868

Profit	$3,226	$2,806	$729	$885	$3,955	$3,691

Interest expense	$(42)	$(55)	$(8)	$(5)	(50)	(60)

Depreciation and amortization	$(311)	$(304)	$(172)	$(111)	(483)	(415)

Other income, net	$16	$38	$13	$4	29	42

General corporate expense					(1,043)	(757)

Income before income tax provision					$2,408	$2,501

Capital expenditures	$203	$212	$109	$93	$312	$305

	ATG		CPG		Consolidated
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009
Identifiable assets	$15,328	$16,164	$12,731	$11,470	$28,059	$27,634

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Revenues from unaffiliated customers	$4,636	$4,360	$2,710	$3,864	$7,346	$8,224

Profit	$975	$878	$(148)	$770	$827	$1,648

Interest expense	$(14)	$(16)	$(2)	$(1)	(16)	(17)

Depreciation and amortization	$(102)	$(100)	$(57)	$(33)	(159)	(133)

Other income, net	$1	$-	$5	$2	6	2

General corporate expense					(349)	(252)

Income before income tax provision					$309	$1,248

Capital expenditures	$126	$81	$80	$6	$206	$87

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

14.	Subsequent Events

These financial statements have not been updated for subsequent events occurring after November 11, 2010 which is the date these financial statements were available to be issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Discussion

During the three months ended September 30, 2010 and 2009 approximately 39% and 56%, respectively and 43% and 52%, for the nine months ended September 30, 2010 and 2009 respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that Government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Product markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the Government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

The Company’s ATG revenue increased approximately $276,000 and $394,000 for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009. The ATG continues its aggressive business development efforts in its primary markets and is broadening its focus to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain Airliner delivery stretch-outs. This may adversely affect the Company’s sales revenues in 2010 and beyond. Although the ATG backlog continues to be significant, actual scheduled shipments may be delayed as a function of the Company’s customers final delivery determinations that may be based on changes in the global economy and other factors.

The Company’s CPG revenue decreased approximately $1,154,000 and $1,829,000 for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009 primarily due to decreased shipments under several significant government contracts. The CPG develops new commercial products and products for Government and Military applications. Included in the significant uncertainties in the near and long term are the effects of the U.S. and World’s Stimulus Plans and the difficulty to accurately project the net effect of the vagaries inherent in the government’s procurement process programs. Approximately 56% of the CPG’s revenues are derived from contracts with agencies of the U.S. Government or their prime contractors for both the three and nine months ended September 30, 2010.

The ATG and CPG continue to respond to U.S. Government procurement Requests for Quotes. New product development activities are ongoing along with the acquisition of new product lines. See also Note 12, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following tables compare the Company’s statements of income data for the nine and three months ended September 30, 2010 and 2009 ($000’s omitted).

	Nine Months Ended September 30,
					2010 vs. 2009
	2010		2009		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$13,713	58.5%	$13,319	53.6%	$394	3.0%
Consumer Products	9,720	41.5%	11,549	46.4%	(1,829)	(15.8%)
	23,433	100.0%	24,868	100.0%	(1,435)	(5.8%)
Cost of sale, exclusive of depreciation
and amortization	16,839	71.9%	18,393	74.0%	(1,554)	(8.4%)
Gross profit	6,594	28.1%	6,475	26.0%	119	1.8%
Selling, general and administration	3,682	15.7%	3,541	14.2%	141	4.0%
Depreciation and amortization	483	2.1%	415	1.7%	68	16.4%
Total costs and expenses	21,004	89.7%	22,349	89.9%	(1,345)	(6.0%)
Operating income	2,429	10.3%	2,519	10.1%	(90)	(3.6%)
Interest expense	50	0.2%	60	0.2%	(10)	(16.7%)
Other income, net	(29)	(0.1%)	(42)	(0.2%)	13	(31.0%)
Income tax provision	802	3.4%	833	3.3%	(31)	(3.7%)
Net income	$1,606	6.8%	$1,668	6.8%	$(62)	(3.7%)

	Three Months Ended September 30,
					2010 vs. 2009
	2010		2009		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$4,636	63.1%	$4,360	53.0%	$276	6.3%
Consumer Products	2,710	36.9%	3,864	47.0%	(1,154)	(29.9%)
	7,346	100.0%	8,224	100.0%	(878)	(10.7%)
Cost of sale, exclusive of depreciation
and amortization	5,643	76.8%	5,637	68.5%	6	0.1%
Gross profit	1,703	23.2%	2,587	31.5%	(884)	(34.2%)
Selling, general and administration	1,225	16.7%	1,191	14.5%	34	2.9%
Depreciation and amortization	159	2.2%	133	1.6%	26	19.5%
Total costs and expenses	7,027	95.7%	6,961	84.6%	66	0.9%
Operating income	319	4.3%	1,263	15.4%	(944)	(74.7%)
Interest expense	16	0.2%	17	0.2%	(1)	(5.9%)
Other income, net	(6)	(0.1%)	(2)	0.0%	(4)	200.0%
Income tax provision	104	1.4%	415	5.0%	(311)	(74.9%)
Net income	$205	2.8%	$833	10.2%	$(628)	(75.4%)

Sales

The Company’s consolidated sales decreased approximately $878,000 or 10.7% for the three month period ended September 30, 2010 and $1,435,000 or 5.8% for the nine month period ended September 30, 2010 when compared to the same three and nine month periods in 2009. Such results are due to decreased shipments at the CPG under several significant Government contracts partially off-set by increased shipments at the ATG for commercial applications. Procurement and time of shipments under Government contracts at the CPG significantly impact operating results from period to period.

Gross Profit

As shown in the preceding tables, gross profit decreased for the three month period and increased for the nine month period ended September 30, 2010 as compared to the same three and nine month periods in 2009. The primary reason for the variations in gross profit was the mix of products sold at the CPG. Gross profit as a percentage of sales is affected by many factors including, but not limited to, the mix of products sold in the period within the ATG and CPG as well as the composition of ATG and CPG sales to the total consolidated sales. See Note 12, Business Segments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the nine month period ended September 30, 2010 as compared to the same nine month period in 2009 primarily due to an increase in employee compensation, and related expenses and customary expenses in support of its expanding product lines. The Company’s SG&A expenses can include general corporate, intellectual properties and asset acquisition related activity costs which include, among other things, the support for additional and new manufacturing capabilities which expanded the cutlery product line to include hot-forged edged products. As required by United States generally accepted accounting principles (GAAP), the Company expensed such costs in the period incurred. The trend is for SG&A expenses to increase as a function of increased government regulations, market expansion and company growth.

Interest Expense

Interest expense decreased for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 due to the decrease in average outstanding debt and interest rates. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. The increase is also due to 2010 being the first full year of depreciation expense related to the Capital Lease with Related Party for machinery and equipment. See Note 4, Property, Plant and Equipment. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the nine month period ended September 30, 2010 when compared to the same nine month period in 2009 is due to the decline in market driven interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was approximately 33.3% for the three and nine month periods ended September 30, 2010 and September 30, 2009. The effective tax rate reflects federal and state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended September 30, 2010 decreased $628,000 or 75.4% and $62,000 or 3.7% for the nine month period ended September 30, 2010 when compared to the same two periods ended September 30, 2009. The decrease in net income is primarily the result of decreased sales and profit margins at the CPG.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At September 30, 2010, the Company had working capital of approximately $18,480,000 ($17,698,000–December 31, 2009) of which approximately $4,812,000 ($4,320,000– December 31, 2009) was comprised of cash and cash equivalents and certificates of deposit. The Company generated approximately $1,885,000 in cash from operations during the nine months ended September 30, 2010 as compared to using $260,000 during the nine months ended September 30, 2009. Cash was generated through net income and a decrease in inventory, prepaid income taxes and increase in accrued employee compensations costs aggregating $1,008,000. The primary use of cash for the Company’s operating activities for the nine months ended September 30, 2010 include increases in accounts receivable, decreases in accounts payable and payments on other accrued liabilities aggregating $1,053,000. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the first nine months of 2010 included current principal payments on long-term debt, as well as approximately $336,000 for a cash dividend paid on March 31, 2010 to shareholders of record on March 10, 2010. The Company also expended $573,000 to purchase outstanding stock options and $312,000 for capital expenditures.

At September 30, 2010, there are no material commitments for capital expenditures.

The Company also has an unsecured $1,000,000 line of credit on which there is no balance outstanding at September 30, 2010. If needed, this can be used to fund cash flow requirements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and nine month periods ended September 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Company Purchases of Company’s Equity Securities

2010 Periods	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – March 31, 2010				211,912
April 1– June 30, 2010	-	-	-	211,912
July 1 – September 30, 2010	-	-	-	211,912
Total	-	-	-	211,912

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2010, the Company has purchased 238,088 shares during prior periods and there remain 211,912 shares available to purchase under this program.

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

Date: November 11, 2010

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer