Form 10-K
period 2010-12-31
SERVOTRONICS INC /DE/
filed 2011-03-30
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☒                      No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐                     No ☒

Based on the closing price of the Common Stock on June 30, 2010 ($9.00) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,753,661.

As of February 28, 2011 the number of $.20 par value common shares outstanding was 2,237,371.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

TABLE OF CONTENTS

PART I

Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
Item 2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 4.	Removed and Reserved. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 9A.	Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

PART III
Item 10.	Directors, Executive Officers and Corporate Governance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 13.	Certain Relationships and Related Transactions and
	Director Independence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 14.	Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

PART IV
Item 15.	Exhibits and Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

PART I

Item 1.                      Business

General

Servotronics, Inc. and its subsidiaries (collectively the “Registrant” or the “Company”) design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives and various types of cutlery and other edged products.

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

Consumer Products

The Company designs, manufactures and sells a variety of cutlery products. These products include a wide range of cutlery items such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Company also sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Company also produces and markets other cutlery items such as various specialty tools, putty knives, linoleum sheet cutters, field knives and other edged products. The Company manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial cutlery related products are intended for the medium to premium priced markets.

The Company sells many of its cutlery products under its own brand names including “Old Hickory” and “Queen”. In the fourth quarter of 2009 the Company acquired the capability to manufacture hot forged edged products which expanded the commercial and government markets for the Consumer Products Group.

Sales, Marketing and Distribution

Advanced Technology Products

The Company’s Advanced Technology Group products (ATG) are marketed throughout the United States and in select foreign markets. Products are primarily non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Company’s professional staff.

During the Company’s 2010 fiscal year, sales of advanced technology products pursuant to subcontracts with prime contractors or subcontractors for various branches of the United States Government or pursuant to prime contracts directly with the government accounted for approximately 21% of the Company’s total sales as compared to 23% in 2009. In 2010 and 2009, the Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 25% in 2010 and 18% in 2009. The Company also had sales to another ATG customer that amounted to approximately 13% of total sales in 2010 and 12% in 2009. No other single customer represented more than 10% of the Company’s consolidated sales in either of these years.

The Company’s prime contracts and subcontracts with the United States Government are subject to termination at the convenience of the Government. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its Government contracts have been terminated for convenience.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Company’s Consumer Products Group (CPG) also sells its cutlery products (principally machetes, bayonets, survival knives, kitchen knives and scissors) to various branches of the United States Government which accounted for approximately 21% of the Company’s total consolidated sales in 2010 as compared to 28% in 2009. No other single customer of the CPG represented more than 10% of the Company’s consolidated sales in 2010. The Company sells its products through its own sales personnel and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 12, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2010 and 2009 fiscal years was not significant.

Environmental Compliance

The cost of compliance with current environmental laws has not been material and the Company does not anticipate that it will be in the future.

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

The Company encounters active competition with respect to its consumer products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Company believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Company’s knowledge, its principal competitors with regard to cutlery include World Kitchen, Inc., Benchmade Knife Company, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Lifetime Hoan Corp., and Gerber.

The Company markets most of its products throughout the United States and to a lesser extent in select foreign markets. The Company believes that it competes in marketing its servo-control products primarily on the basis of operating performance, adherence to rigid specifications, quality, price and delivery and its consumer products primarily on the basis of price, quality and delivery.

Employees

The Company, at December 31, 2010, had approximately 286 employees of which approximately 275 are full time; 217 in Western New York, 30 in Pennsylvania and 28 in Arkansas. In excess of 81% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities.

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

Item 2.                      Properties

The Company’s executive offices are located on premises under a capital lease by the Company at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Company owns, leases and/or has options on real property as set forth in the following table:

			Number of
		Principal	buildings and	Approx.
	Approx.	product	type of	floor area
Location	acreage	manufactured	construction	(sq. feet)

Elma, New York	38.40	Advanced	1-concrete block/	82,000
		technology	steel
		products

Franklinville,	12.70	Cutlery products	1-tile/wood
New York			1-concrete/metal
			1-concrete block	154,000
Titusville,
Pennsylvania	0.40	Cutlery products	2-brick	25,000

Nashville,
Arkansas	4.65	Cutlery products	1-concrete/metal	39,000

Pursuant to agreements with a local industrial development agency (“IDA”) the Company leases and/or has options to purchase a facility and approximately 38.4 acres of land in Elma, New York. The Company occupies the facility, which serves as the Company’s headquarters and major manufacturing and research site for the Company’s Advanced Technology Group. The transaction is accounted for by the Company as a capital lease. The facility secures the payment of an outstanding Industrial Development Bond (the “Bond”) which financed construction of the facility.

The Bond was originally issued in the principal amount of $5,000,000 and, after a series of timely payments of principal and interest by the Company in accordance with the governing agreements, the outstanding Bond principal indebtedness has been reduced to approximately $3.1 million as of December 31, 2010. When the Bond indebtedness has been fully paid, the Company has the right to purchase the Facility for a nominal sum.

As previously reported by the Company, in November 2009 the Company became the operating lessee of real property located in Nashville, Arkansas. The lessor is a related party. The lease was for a period of one year and conferred on the Company an option to purchase the property. The lease expired in November 2010. The Company did not exercise its purchase option, but the lessor and the Company extended the lease for another year. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for additional information.

The properties leased or otherwise operated by the Company in the forgoing report are appropriately covered by insurance consistent with the advice of the Company’s insurance consultant.

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

Item 4.                      Removed and Reserved

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    (a)                  Price Range of Common Stock

The following table shows the range of high and low prices for the Company’s common stock as reported by the NYSE Amex (symbol SVT) for 2010 and 2009.

		High	Low
2010
	Fourth Quarter	$10.25	$8.05
	Third Quarter	10	8.15
	Second Quarter	10.04	8.03
	First Quarter	11	8.21
2009
	Fourth Quarter	$9.9	$7.05
	Third Quarter	8.35	5.91
	Second Quarter	10.89	5.5
	First Quarter	8.2	4.85

    (b)                  Approximate Number of Holders of Common Stock

Title                                                                      Approximate number of
of                                                                       record holders (as of
class                                                                         February 28, 2011)

Common Stock, $.20 par value per share                                             426

(c)	Dividends on Common Stock

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

(d)	Company Purchases of Company’s Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1 – October 31, 2010	-	-	-	211,912
November 1 – November 30, 2010	-	-	-	211,912
December 1 – December 31, 2010	-	-	-	211,912
Total	-	-	-	211,912

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 28, 2011 the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

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

The Company’s suppliers are also subject to all the pressures and volatility being generated by the current global economic conditions. Any interruption of the Company’s continuous flow of material and product parts that are required for the manufacture of the Company’s products could adversely impact the Company’s ability to meet the Company’s customers’ delivery requirements. Consistent with the evolving requirements of the Aerospace Industry, companies are increasingly being requested to operate under Long-Term Agreements with their Customers on the basis of fixed prices, on the basis of targeted year to year price reductions and/or on the basis of year to year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously sought within the Company’s concept of continuous improvement. The Company’s products are labor intensive and as such productivity improvements are expected to have positive effects on the Company’s operating results. However, increased costs for raw material, purchased parts and/or labor will have the reverse effect. Therefore, there are strong incentives to continuously improve productivity and to contain/reduce costs.

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

Management Discussion

During the years ended December 31, 2010 and 2009, approximately 43% and 51%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of 2010 to 2009, due to decreased shipments at both the ATG and CPG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects of terrorism and the threat of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain airliner delivery stretch-outs being considered and to a lesser degree, being implemented which in turn may adversely affect the Company’s sales revenues in 2011 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed as a function of the Company’s customers final delivery determinations that may be based on changes in the global economy and other factors.

The Company’s CPG develops new commercial products and products for government and military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and world stimulus plans and the difficulty to accurately project the net effect of the vagaries inherent in the government procurement process and programs. The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition of new product lines.

See also Note 12, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2010 as Compared to 2009

         The following table compares the Company’s statements of income data for the twelve months ended December 31, 2010 and 2009 ($000’s omitted).

	Twelve Months Ended December 31,
					2010 vs. 2009
	2010		2009		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$19,301	61.0%	$18,000	54.5%	$1,301	7.2%
Consumer Products	12,358	39.0%	15,008	45.5%	(2,650)	(17.7%)
	31,659	100.0%	33,008	100.0%	(1,349)	(4.1%)
Cost of sale, exclusive of depreciation and
amortization	22,900	72.3%	24,968	75.6%	(2,068)	(8.3%)
Selling, general and administrative	5,001	15.8%	4,948	15.0%	53	1.1%
Depreciation and amortization	664	2.1%	564	1.7%	100	17.7%
Total costs and expenses	28,565	90.2%	30,480	92.3%	(1,915)	(6.3%)
Operating income	3,094	9.8%	2,528	7.7%	566	22.4%
Interest expense	74	0.2%	84	0.3%	(10)	(11.9%)
Other income, net	(28)	(0.1%)	(62)	(0.2%)	34	(54.8%)
Income tax provision	920	2.9%	603	1.8%	317	52.6%
Net income	$2,128	6.8%	$1,903	5.8%	$225	11.8%

Sales

The Company’s consolidated sales decreased approximately $1,349,000 or 4.1% for the twelve month period ended December 31, 2010 when compared to the same period in 2009. The decrease in sales is the result of decreased shipments for government related applications at both operating groups. Shipments for government applications were down approximately $3,400,000 as a result of contract completion at CPG. Procurement and time of shipment under Government contracts can significantly impact operating results from period to period.

Cost of Sales

Cost of sales as a percentage of revenue decreased for the twelve month period ended December 31, 2010 when compared to the same period in 2009. The decrease is primarily the result of the mix of product sold within the ATG and CPG as well as a larger percentage (61% in 2010 as compared to 55% in 2009) of the total consolidated sales coming from the ATG which generally recognizes higher profit margins. Also during the twelve month period ended December 31, 2010, there were no reserves for cost overruns at year-end while there were approximately $250,000 during the twelve month period ended December 31, 2009 that negatively impacted gross margins.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments and technical developments in new machinery as well as investment and development of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $53,000 or 1.1% for the twelve month period ended December 31, 2010 compared to the same period in 2009. Approximately 28% of selling, general and administrative expenses is attributable to the sale and marketing of products. This includes costs of internal and external sales force and active promotion and development of new and existing products, such costs increased approximately $84,000 or 6% when comparing the twelve month period ended December 31, 2010 to the same period in 2009.

Labor and related expenses for general and administrative support account for approximately 44% of total SG&A. These costs increased approximately $435,000 mainly due to hiring of new employees when comparing the twelve month period ended December 31, 2010 to the same period in 2009. These increases were more than offset by decreases of approximately $537,000 in information technology costs as well as reductions in legal and professional expenses associated with previously reported merger and acquisition activities.

Interest Expense

Interest expense decreased for the twelve month period ended December 31, 2010 compared to the same period in 2009 due to the decrease in the average outstanding debt and interest rates for the majority of 2010. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the twelve month period ended December 31, 2010 compared to the same period in 2009. Depreciation expense fluctuates due to estimated useful lives of depreciable property (as identified in Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. Depreciation and amortization expense also increased $70,000 due to 2010 being the first full year of depreciation of the machinery and equipment under the $588,000 capital lease with related party. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the twelve month period ended December 31, 2010 when compared to the same twelve month period in 2009 is primarily due to the market driven decline in interest rates on cash and cash equivalents.

Income Taxes
The Company’s effective tax rate was 30.1% in 2010 and 24.0% in 2009. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The effective tax rate increased during 2010 as compared to 2009 primarily due to 2009 including additional benefits relating to prior period ESOP dividend payments and R&D tax credits. See also Note 7, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Net income increased $225,000 or 11.8% when comparing the twelve month period ended December 31, 2010 to the same period in 2009. The increase in net income is primarily the result of increased sales at the Company’s Advanced Technology Group. The Company improved the margin on sales at both the ATG and CPG because of the mix of products sold as well as successful cost containment activities.

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

Cost of Sales

Cost of sales as a percentage of sales increased approximately 2.3% or $563,000 for the twelve month period ended December 31, 2009 compared to the same period in 2008 primarily due to price increases for raw material and labor related expenses including anticipated and quantifiable cost overruns of $250,000 for unshipped units under a long-term contract that were reserved in the fourth quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses that include variable costs increased for the twelve month period ended December 31, 2009 compared to the same period in 2008 by approximately $398,000 or 8.7%. In 2009, the Company expended an additional $180,000 for information technology upgrades some of which are related to anticipated Sarbanes-Oxley 404 (SOX) requirements. For the period ended December 31, 2009, the Company’s SG&A expenses include general corporate, intellectual properties and increased asset acquisition related activity costs of $165,000 which include, among other things, the support for additional and new manufacturing capabilities which expanded the cutlery product line to include hot forged edged products. As required by generally accepted accounting principles (GAAP) the Company expensed such costs in the period incurred. The trend is for SG&A expenses to increase as a function of increased regulations, market expansion and company growth.

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

Income Taxes

The Company’s effective tax rate was 24.0% in 2009 and 33.3% in 2008. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 as well as reductions in New York State’s statutory tax rate and income apportionment formula. The effective tax rate decreased during 2009 as compared to 2008 primarily due to 2009 including additional benefits relating to current period ESOP dividend payments and R&D tax credits. See also Note 7, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Net income decreased $1,152,000 or 37.7% when comparing the twelve month period ended December 31, 2009 to the same period in 2008. The decrease in net income is primarily the result of decreased sales of approximately 3.4% with the majority of the decrease representing products with above average gross margins. Net income was also impacted by the previously discussed $250,000 expense to cost of goods sold for an anticipated cost overrun on a long-term contract as well as general inflationary costs for material procurements and labor related expenditures. Other increases in SG&A expenditures impacting net income include $165,000 associated with the acquisition of assets to expand the cutlery product line and an approximate $180,000 increase in information technology due to Sarbanes-Oxley 404 requirements and industry/customer related information technology requirements.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt.

At December 31, 2010, the Company had working capital of approximately $18,838,000 ($17,698,000 – 2009) of which approximately $4,447,000 ($4,320,000 – 2009) was comprised of cash and cash equivalents and certificates of deposit. The Company generated approximately $1,932,000 in cash from operations during the twelve months ended December 31, 2010 as compared to $952,000 during the twelve months ended December 31, 2009. Cash was generated from operations through net income and a decrease in inventory of approximately $494,000. The primary uses of cash for the Company’s operating activities for the twelve months ended December 31, 2010 include payments of approximately $805,000 in income taxes and increases in accounts receivable of $1,340,000 and decreases of $625,000 in other accrued liabilities. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increased inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities during the twelve months ended December 31, 2010 includes current principal payments on long-term debt as well as approximately $336,000 for a cash dividend paid on March 31, 2010 to shareholders of record on March 10, 2010. Under the Company’s stock repurchase program (as of February 28, 2011) the Company repurchased 238,088 shares of which zero shares and 943 shares were purchased in 2010 and 2009, respectively. There remain 211,912 shares to be purchased under this program. See Note 8, Common Shareholders’ Equity, of the accompanying consolidated financial statements for further discussion of the current purchase program.

At December 31, 2010, there are no material commitments for capital expenditures.

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at December 31, 2010 or 2009. If needed, this can be used to fund cash flow required for operations.

The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2010 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

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

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                    Controls and Procedures

(i)      Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)     Management’s Report on Internal Control over Financial Reporting

The Company’s management (as defined in Exchange Act Rule 13a-15(f)) is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

(iii)    Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.                    Other Information

None.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year or such information will be included by amendment to this Form 10-K.

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

Item 11.                     Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	306,500	$3.49	17,000
Equity compensation
plans not approved
by security holders	0	0	0
Total	306,500	$3.49	17,000

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 5 of this Form 10-K.

Item 13.                     Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.                     Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1
First amended and restated term loan agreement with Fleet Bank of New York dated October 4, 1993 (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1993)

4.2
Second amended and restated term loan agreement with Fleet Bank of New York dated February 26, 1999 (Incorporated by reference to Exhibit 4.1(B) to the Company’s Form 10-KSB for the year ended December 31, 1999)

4.3
First amendment to second amended and restated term loan agreement with Fleet Bank of New York dated December 17, 1999 (Incorporated by reference to Exhibit 4.1(C) to the Company’s Form 10-KSB for the year ended December 31, 1999)

4.4
Second amendment to a second amended and restated term loan agreement with Fleet National Bank dated December 20, 2004 (Incorporated by reference to Exhibit 4.1(D) to the Company’s Form 10-KSB for the year ended December 31, 2004)

4.5	Letter of Credit Reimbursement Agreement with Fleet Bank dated December 1, 1994 (Incorporated by reference to Exhibit 4(B)(1) to the Company’s Form 10-KSB for the year ended December 31, 1994)

4.6
First Amendment and Extension to Letter of Credit and Reimbursement Agreement with Fleet Bank of New York dated as of December 17, 1999 (Incorporated by reference to Exhibit 4.2(B) to the Company’s Form 10-KSB for the year ended December 31, 1999)

4.7
Second Amendment and Extension to Letter of Credit and Reimbursement Agreement originally dated December 1, 1994, with Fleet National Bank, dated as of December 20, 2004 (Incorporated by reference to Exhibit 4.2(C) to the Company’s Form 10-KSB for the year ended December 31, 2004)

4.8
Agency Mortgage and Security Agreement dated as of December 1, 1994 from the Registrant and its subsidiaries (Incorporated by reference to Exhibit 4(B)(2) to the Company’s Form 10-KSB for the year ended December 31, 1994)

4.9
Guaranty Agreement dated as of December 1, 1994 from the Registrant and its subsidiaries to the Erie County Industrial Development Agency (“ECIDA”), Norwest Bank  Minnesota, N.A., as Trustee, and Fleet Bank (Incorporated by reference to Exhibit 4(B)(3) to the Company’s Form 10-KSB for the year ended December 31, 1994)

4.10	Shareholder Rights Plan dated as of August 27, 2002 (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed with the SEC on August 27, 2002)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(2) to the Company’s Form 8-K filed with the SEC on February 22, 2010)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(3) to the Company’s Form 8-K filed with the SEC on July 10, 2008)

10.4*	Employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.5*	Amendment to employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10(A)(5) to the Company’s Form 8-K filed with the SEC July 9, 2010)

10.6*	Amendment to employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10(A)(6) to the Company’s Form 8-K filed with the SEC July 10, 2008)

10.7*
Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10(E) to the Company’s Form 10-KSB for the year ended December 31, 1986)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	Stock Option Agreement for Donald W. Hedges dated July 7, 2000 (Incorporated by reference to Exhibit 10(D)(2)(a) to the Company’s Form 10-KSB for the year ended December 31, 2000)

10.11*	Stock Option Agreement for Dr. Nicholas D. Trbovich dated July 7, 2000 (Incorporated by reference to Exhibit 10(D)(3)(c) to the Company’s Form 10-KSB for the year ended December 31, 2000)

10.12*	Stock Option Agreement for William H. Duerig dated July 7, 2000 (Incorporated by reference to Exhibit 10(D)(4)(a) to the Company’s Form 10-KSB for the year ended December 31, 2000)

10.13
Land Lease Agreement between TSV, Inc. (wholly-owned subsidiary of the Registrant) and the ECIDA dated as of May 1, 1992, and Corporate Guaranty of the Registrant dated as of May 1, 1992 (Incorporated by reference to Exhibit 10(D)(9) to the Company’s Form 10-KSB for the year ended December 31, 1992)

10.14
Amendment to Land Lease Agreement and Interim Lease Agreement dated November 19, 1992 (Incorporated by reference to Exhibit 10(D) (11) to the Company’s Form 10-KSB for the year ended December 31, 1993)

10.15
Lease Agreement dated as of December 1, 1994 between the Erie County Industrial Development Agency (“ECIDA”) and TSV, Inc. (Incorporated by reference to Exhibit 10(D)(11) to the Company’s Form 10-KSB for the year ended December 31, 1994 )

10.16	Sublease Agreement dated as of December 1, 1994 between TSV, Inc. and the Registrant (Incorporated by reference to Exhibit 10(D)(12) to the Company’s Form 10-KSB for the year ended December 31, 1994)

10.17*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s proxy statement for the 2001 Annual Meeting of Stockholders)

10.18*	Amendment to the 2001 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10(D)(13)(b) to the Company’s 10-KSB for the year ended December 31, 2007)

10.19
Personal Property Lease between Aero Metal Products, Inc. (wholly-owned subsidiary of the Registrant) and Aero, Inc. (related party) dated as of November 3, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on filed November 3, 2009)

10.20
Lease Agreement between Aero Metal Products, Inc. (wholly-owned subsidiary of the Registrant) and Aero, Inc. (related party) dated as of November 3, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on November 3, 2009)

10.21
Asset Purchase Agreement between Aero Metal Products, Inc. (wholly-owned subsidiary of the Registrant) and Aero, Inc. (related party) dated as of November 3, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the SEC on November 3, 2009)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009)

23.1	Consent of Freed Maxick &Battaglia, CPAs, PC (Filed herewith)

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
______________________________________________________________

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

SERVOTRONICS, INC.

March 30, 2011	By:	/s/ Dr. Nicholas D. Trbovich,
Dr. Nicholas D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicholas D. Trbovich	Chief Executive Officer	March 30, 2011
Dr. Nicholas D. Trbovich	Chairman of the
Board and Director

/s/ Nicholas D. Trbovich Jr.	President, Chief Operating Officer	March 30, 2011
Nicholas D. Trbovich Jr.	and Director

/s/ Cari L. Jaroslawsky	Chief Financial Officer,	March 30, 2011
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges, Esq.	Director	March 30, 2011
Donald W. Hedges, Esq.

/s/ Dr. William H. Duerig	Director	March 30, 2011
Dr. William H. Duerig

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2010 and 2009	F3

Consolidated Statements of Income for the years ended
December 31, 2010 and 2009	F4

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F5

Notes to Consolidated Financial Statements	F6-F18

Consolidating financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Servotronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick & Battaglia, CPAs, PC
Buffalo, New York

March 30, 2011

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$4,447	$3,825
Certificates of deposit	-	495
Accounts receivable, net	5,427	4,086
Inventories, net	11,032	11,526
Prepaid income taxes	226	205
Deferred income taxes	567	540
Other assets	352	450
Total current assets	22,051	21,127
Property, plant and equipment, net	6,159	6,307
Other non-current assets	296	200

Total Assets	$28,506	$27,634
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$323	$321
Current portion of capital lease related party	81	79
Accounts payable	1,247	1,115
Accrued employee compensation and benefit costs	1,332	1,059
Other accrued liabilities	230	855
Total current liabilities	3,213	3,429
Long-term debt	3,058	3,381
Long-term portion of capital lease related party	414	495
Deferred income taxes	509	515

Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,981,877 (1,961,018 – 2009) shares	523	523
Capital in excess of par value	13,491	13,296
Retained earnings	11,467	10,248
Accumulated other comprehensive loss	(78)	(61)
	25,403	24,006
Employee stock ownership trust commitment	(1,367)	(1,468)
Treasury stock, at cost 377,135 (377,135 – 2009) shares	(2,724)	(2,724)
Total shareholders’ equity	21,312	19,814

Total Liabilities and Shareholders’ Equity	$28,506	$27,634

See notes to consolidated financial statements
-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)

	Years Ended December 31,
	2010	2009

Revenue	$31,659	$33,008
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	22,900	24,968
Selling, general and administrative	5,001	4,948
Interest expense	74	84
Depreciation and amortization	664	564
Other income, net	(28)	(62)
	28,611	30,502
Income before income tax provision	3,048	2,506

Income tax provision	920	603

Net income	$2,128	$1,903
Income per share:
Basic
Net income per share	$1.08	$0.98
Diluted
Net income per share	$1.01	$0.92

See notes to consolidated financial statements
-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Years Ended December 31,
	2010	2009
Cash flows related to operating activities:
Net income	$2,128	$1,903
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation and amortization	664	564
Deferred income taxes (benefit)	(23)	(70)
Change in assets and liabilities -
Accounts receivable	(1,340)	920
Inventories	494	(1,366)
Prepaid income taxes	161	(121)
Other assets	98	(63)
Other non-current assets	(104)	8
Accounts payable	132	(1,278)
Accrued employee compensation and benefit costs	246	(201)
Other accrued liabilities	(625)	509
Employee stock ownership trust payment	101	147
Net cash provided by operating activities	1,932	952
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(492)	(446)
Purchase of certificates of deposit	-	(495)
Proceeds from certificates of deposit	495	480
Net cash provided by (used in) investing activities	3	(461)
Cash flows related to financing activities:
Principal payments on long-term debt	(323)	(553)
Principal payments on capital lease related party	(81)	(6)
Cash dividend	(336	(336)
Purchase of stock options	(573)	-
Net cash used in financing activities	(1,313)	(895)
Net increase (decrease) in cash and cash equivalents	622	(404)
Cash and cash equivalents at beginning of year	3,825	4,229
Cash and cash equivalents at end of year	$4,447	$3,825

Supplemental disclosures:
Income taxes paid	$805	$867
Interest paid	$74	$90
Non-cash investing and financing transactions:
Equipment acquired under capital lease – related party	$-	$588

See notes to consolidated financial statements
-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Business Description and Summary of Significant Accounting Policies

Business Description

Servotronics, Inc. and its subsidiaries design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives and various types of cutlery and other edged products.

Principles of Consolidation

The consolidated financial statements include the accounts of Servotronics, Inc. and its wholly-owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all cash accounts and short-term investments purchased with an original maturity of three months or less. Cash equivalents consist primarily of short-term certificates of deposits.

Certificates of Deposit

Short term investments are classified as available for sale, and are carried at fair value. The CD investments amounted to approximately $0 and approximately $495,000 as of December 31, 2010 and 2009 respectively. There were no unrealized gains or losses since cost approximates fair value as of December 31, 2010 and 2009. In accordance with ASC 820, the valuation of short term investments is determined by observing market value and are classified as Level 1 investments.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful account amounted to approximately $117,000 at December 31, 2010 and $91,000 at December 31, 2009.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $651,000 and $548,000 at December 31, 2010 and 2009, respectively. Pre-production and start-up costs are expensed as incurred.

-F6-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2010 or 2009, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2010 and 2009.

During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax returns for the years 2005 through 2007. In the third quarter of 2010, the examination was complete resulting in no change to the Company’s originally filed returns. Also, during the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal Income tax returns for years 2008 and 2009. In the first quarter of 2011, the examination was complete resulting in no material adjustments to the originally filed returns. The 2007 and 2010 federal and 2008 through 2010 state tax returns remain open for potential examination by taxing authorities.

-F7-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2010 and 2009.

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

Reclassifications

Certain balances as of December 31, 2009 were reclassified to conform with classifications adopted in the current year.

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

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Inventories	December 31,
		2010	2009
		($000’s omitted)
	Raw materials and common parts, net of reserve	$5,491	$6,441
	Work-in-process	3,358	3,425
	Finished goods	2,183	1,660
	Total inventories, net of reserve	$11,032	$11,526

3.	Property, Plant and Equipment	December 31,
		2010	2009
		($000’s omitted)
	Land	$25	$25
	Buildings	7,060	6,881
	Machinery, equipment and tooling (including capital lease)	12,444	12,130
		19,529	19,036
	Less accumulated depreciation and amortization	(13,370)	(12,729)
	Total property, plant and equipment	$6,159	$6,307

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2010 and 2009, accumulated amortization on the building amounted to approximately $2,293,000 and $2,163,000, respectively. Amortization expense amounted to $130,000 and $140,000 for the twelve month periods ended December 31, 2010 and 2009, respectively. The associated current and long-term liabilities are discussed in Note 4, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with a related party. As of December 31, 2010 and 2009, accumulated amortization on the machinery and equipment amounted to approximately $98,000 and $14,000, respectively. Amortization expense amounted to $84,000 and $14,000 for the twelve month periods ended December 31, 2010 and 2009, respectively. The associated current and long-term liabilities are discussed in Note 5, Capital Lease – Related Party, of the accompanying consolidated financial statements. Depreciation expense amounted to $427,000 and $402,000 for the twelve month periods ended December 31, 2010 and 2009, respectively. The combined depreciation and amortization expense were $664,000 and $564,000 for the twelve month periods ended December 31, 2010 and 2009, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

-F9-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt	December 31,
		2010	2009
		($000’s omitted)
	Industrial Development Revenue Bonds; secured by an equivalent
	letter of credit from a bank with interest payable monthly
	at a floating rate (0.54% at December 31, 2010)(A)	$3,130	$3,300

	Term loan payable to a financial institution;
	interest at LIBOR plus 2%, (2.26% at December 31, 2010);
	quarterly principal payments of $26,786 through the
	fourth quarter of 2011	107	214

	Secured term loan payable to a government agency;
	monthly payments of $1,950 including interest
	fixed at 3% payable through fourth quarter of 2015	107	127

	Secured term loan payable to a government agency;
	monthly principal payments of approximately $2,000 with
	interest waived payable through second quarter of 2012	37	61
		3,381	3,702
	Less current portion	(323)	(321)
		$3,058	$3,381

(A)   The Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company’s headquarters/advanced technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company’s interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders

Principal maturities of long-term debt are as follows:  2011 - $323,000, 2012 - $202,000, 2013 - $192,000, 2014 - $2,642,000 and 2015 - $22,000.

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at December 31, 2010 or 2009.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2010 and 2009, the Company was in compliance with its debt covenants.

5.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines which was appropriately disclosed in the Company’s Form 8-K filing on November 3, 2009. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 and will continue through the fourth quarter of 2016. At December 31, 2010 the present value of the minimal lease payment is approximately $495,000 (after subtracting approximately $30,000 of imputed interest).

-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate payments required under the capital lease subsequent to December 31, 2010 are as follows: 2011 - $90,000, 2012 - $90,000, 2013 - $90,000, 2014 - $90,000, 2015 - $90,000 and thereafter $75,000.

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

ESOP shares are held by the plan trustees in a suspense account until allocated to participant accounts. Each year the Company makes contributions to the trust sufficient to enable the trust to repay the principal and interest due to the Company under the trust loans. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. In 2009 approximately $46,000 in dividends on ESOP shares were used to pay down the loan. During 2010, the ESOP plan was amended to allow dividends on unallocated shares be distributed to participants in cash, unless otherwise directed. ESOP shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation and/or on the participant’s account balance. For this purpose, “compensation” means taxable pay.

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE Amex, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2010.

Since inception of the ESOP, approximately 450,503 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2010 and 2009 approximately 255,494 and 276,353 shares, respectively, purchased by the ESOP remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2010 and $147,000 in 2009. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2010 and 2009 is $295,477 and $236,982, respectively, and is being amortized into expense at a rate of approximately $31,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2010 and 2009 is approximately $78,000 and $61,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

7.	Income Tax Provision

There are no uncertain tax positions or unrecognized tax benefits for 2010.

The income tax provision (benefit) for income taxes included in the consolidated statements of operations consists of the following:

	2010	2009
	($000’s omitted)
Current:
Federal	$929	$659
State	14	14
	943	673
Deferred:
Federal	(4)	(69)
State	(19)	(1)
	(23)	(70)
	$920	$603

The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

	2010	2009
Federal statutory rate	34.0%	34.0%
Business credits	(1.8%)	(4.2%)
ESOP dividend	(1.2%)	(3.2%)
Prior year temporary differences	0.0%	(2.3%)
DPAD	(1.2%)	(1.2%)
Other	0.5%	0.5%
State income taxes (less federal effect)	(0.2%)	0.4%
Effective tax rate	30.1%	24.0%

-F12-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, the deferred tax assets (liabilities) were comprised of the following:

	2010	2009
	($000’s omitted)

Inventories	$300	$259
Accrued employee compensation and benefit costs	347	283
Operating loss and credit carryforwards	59	11
Other	46	125
Total deferred tax assets	752	678
Valuation allowance	(57)	(8)
Net deferred tax asset	695	670

Minimum pension liability	(57)	(77)
Property, plant and equipment	(580)	(568)
Total deferred tax liabilities	(637)	(645)
Net deferred tax asset (liability)	$58	$25

At December 31, 2010, the Company has New York State net operating loss carryforwards of approximately $453,000 (approximately a $2,000 net tax benefit) that begin to expire in 2019. The Company also has a State of Pennsylvania net operating loss carryforward of approximately $1,144,000 (approximately a $57,000 net tax benefit) that begins to expire in 2019 which is fully reserved for at December 31, 2010.

During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax return for the years 2005 through 2007. In the third quarter of 2010, the examination was complete resulting in no change to the Company’s originally filed returns.

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Common Shareholders’ Equity

					($000’s omitted)
	Common stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOP	stock	Loss	Equity
	($000’s omitted except share amounts)
Balance December
31, 2008	2,614,506	$523	$13,296	$8,680	($1,614)	($2,718)	($98)	$18,069
Comprehensive income:
Net income	-	-	-	1,903	-	-	-	$1,903
Other comprehensive
loss, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	37	37
Total comprehensive income	-	-	-	-	-	-	-	1,940
Compensation expense	-	-	-	-	101	-	-	101
Purchase of
treasury shares	-	-	-	-	-	(6)	-	(6)
Cash dividend	-	-	-	(336)	46	-	-	(290)
Other	-	-	-	1	(1)	-	-	-
Balance December
31, 2009	2,614,506	$523	$13,296	$10,248	($1,468)	($2,724)	($61)	$19,814
Comprehensive income:
Net income	-	-	-	$2,128	-	-	-	$2,128
Other comprehensive
income, net of tax
Retirement benefits
adjustment	-	-	-	-	-	-	(17)	(17)
Total comprehensive income	-	-	-	-	-	-	-	2,111
Surrender of unexercised
options, net of tax	-	-	195	-573	-	-	-	(378)
Compensation expense	-	-	-	-	101	-	-	101
Cash dividend	-	-	-	-336	-	-	-	(336)
Balance December
31, 2010	2,614,506	$523	$13,491	$11,467	($1,367)	($2,724)	($78)	$21,312

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 28, 2011, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

Consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, the Executive Officers, Directors and certain employees elected on May 20, 2010 to surrender 101,200 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and closing market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $573,000. A tax benefit of approximately $195,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value.

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 22, 2010, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on March 31, 2010 to shareholders of record on March 10, 2010 and was approximately $336,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

Other Comprehensive Loss

The only component of other comprehensive loss included in equity at December 31, 2010 is $78,000 of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits (see Note 6 Employee Benefit Plans). These amounts are shown net of income tax benefit of $46,000.

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

	Year Ended
	December
	2010	2009
	($000’s omitted
	except per share data)
Net income	$2,128	$1,903
Weighted average common shares
outstanding (basic)	1,964	1,935
Incremental shares from assumed
conversions of stock options	145	134
Weighted average common
shares outstanding (diluted)	2,109	2,069

Basic
Net income per share	$1.08	$0.98
Diluted
Net income per share	$1.01	$0.92

-F15-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Based Payments

Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted options to certain Directors, Officers and employees. No options were granted in 2010 or 2009. At December 31, 2010, 17,000 stock options were available for issuance under the 2001 Long-Term Stock Incentive Plan. Options granted under this plan have durations of ten years and vesting periods ranging from immediate vesting to four years.

A summary of the status of options granted under all employee plans is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price ($)	Life	($)

Outstanding as of December 31, 2008	407,700	3.55	6.11
Granted in 2009	-	-
Exercised in 2009	-	-
Surrendered in 2009	-	-

Outstanding as of December 31, 2009	407,700	3.55	5.11
Granted in 2010	-	-
Exercised in 2010	-	-
Surrendered in 2010	101,200	-

Exercisable as of December 31, 2010	306,500	3.49	2.55	1,501,723

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $8.39 at December 31, 2010.

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

-F16-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in 2010 and 2009 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain personal property being accounted for under a capital lease. See also Note 5, Capital Lease-Related Party, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 5, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building at the appraised value of $506,000. The Company did not exercise its purchase option, but the lessor and the Company extended the lease including purchase option for another year. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as Zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of an officer of Servotronics, Inc. is a sole shareholder of the company that is leasing/selling the assets. The Company considered the impact of the above transactions as if the acquisition had occurred as of the beginning of each of the fiscal periods presented and determined that the pro forma impact did not have a material effect on the Company’s revenues, net income or earnings per share. Purchases for inventory from the related party amounted to $56,000 and $15,000 during 2010 and 2009 respectively.

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

-F17-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows
($000’s omitted):

	Advanced Technology		Consumer Products
	Group		Group		Consolidated
	Years ended		Years ended		Years ended
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009
Revenues from unaffiliated customers	$19,301	$18,000	$12,358	$15,008	$31,659	$33,008
Cost of sale, exclusive of depreciation	$(12,943)	$(12,235)	$(9,957)	$(12,733)	$(22,900)	$(24,968)
Selling, general and administrative	$(3,023)	$(2,864)	$(1,978)	$(2,084)	$(5,001)	$(4,948)
Depreciation and amortization	$(417)	$(409)	$(247)	$(155)	(664)	(564)
Interest expense	$(63)	$(78)	$(11)	$(6)	(74)	(84)
Other income, net	$14	$54	$14	$8	28	62
Net income before income tax provision	$2,869	$2,468	$179	$38	$3,048	$2,506
Identifiable assets	$15,342	$16,164	$13,164	$11,470	$28,506	$27,634
Capital expenditures	$276	$287	$216	$747	$492	$1,034

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $6,700,000 in 2010 and $7,500,000 in 2009. Similar contracts by the Consumer Products Group accounted for revenues of approximately $6,800,000 in 2010 and $9,400,000 in 2009. Sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 13% in 2010 and 12% in 2009. The Company also had sales to another ATG customer that amounted to approximately 25% of total revenues in 2010 and 18% in 2009. No other single customer represented more than 10% of the Company’s revenues in any of these years.

13.	Other Income

Components of other income include interest income on cash and cash equivalents and other minor amounts not directly related to the sale of the Company’s products.

-F18-