Form 10-K/A
period 2010-12-31
SERVOTRONICS INC /DE/
filed 2011-05-02
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109

SERVOTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-0837866
(State or other jurisdiction of	( I. R. S. Employer
incorporation or organization)	Identification No.)

1110 Maple Street

       Elma, New York,         14059

(Address of Principal Executive Office) (Zip Code)

Registrant’s telephone number, including area code (716) 655-5990

Securities registered pursuant to Section 12(b) of the Act:

(Exact name of registrant as specified in its charter)

Title of each class	Name of each exchange on which registered
Common Stock, $.20 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_] No [X]

Based on the closing price of the Common Stock on June 30, 2010 ($9.00) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,753,661.

As of March 31, 2011 the number of $.20 par value common shares outstanding was 2,237,371.

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 to the Annual Report on Form 10-K of Servotronics, Inc. (the “Company”) for the fiscal year ended December 31, 2010 is being filed to provide information required by Items 10, 11, 12, 13, and 14 of Part III of the Annual Report on Form 10-K, rather than incorporate by reference portions of the proxy statement into Part III.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K/A for the year ended December 31, 2010, as filed on March 30, 2011, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)     Directors. The following paragraphs set forth certain information regarding the nominees for election to the Company’s Board of Directors, including the specific experience, qualifications, attributes or skills that led to the conclusion by the Board of Directors that such person should serve as a Director of the Company. The nominees for election to the Company’s Board of Directors are Dr. Nicholas D. Trbovich, age 75, Nicholas D. Trbovich, Jr., age 50, Donald W. Hedges, age 89, and Dr. William H. Duerig, age 89.

DR. WILLIAM H. DUERIG

Dr. William H. Duerig is an Independent Director of the Company and Chairman of the Company’s Audit Committee. He has been a Company Director since 1990. He has an impressive success record for his leadership performance in many world-recognized advanced technology and state-of-the-art programs and projects. He has served as a Corporate Officer, Program Director, Project Leader and in other similar positions which combined management and advanced technology competence. These positions, programs and projects included being the Physicist in charge of certain key aspects of the Manhattan Atomic Bomb Project, a Principal Staff member of the Applied Physics Laboratory of John Hopkins University, a member of the Board of Directors for the Bumble Bee Missile Program, the Director for the development of telemetering equipment for the Terrier and Talos Missile Systems (precursors for the current Standard Missile Program) and he has served in other management positions such as Corporate Vice President of Research and Engineering and as a consultant. Dr. Duerig, now retired and a market investor, continues to serve on the Board of Directors of technically oriented companies and other organizations. He has a Ph.D. in Solid State Physics and a strong accounting education from the University of Maryland and New York University respectively. A member of professional, scientific organizations and Honor Societies Sigma Pi Sigma and Sigma Xi, he has published papers in various scientific publications. Dr. Duerig’s wide range of education, expertise and management experience in and across many disciplines qualifies him as an expert from the perspective of meeting corporate goals and corporate responsibility in a technology and profit-driven corporate environment and comprehensively qualifies him to be the financial expert for the Audit Committee and an Independent Director for the Company. Dr. Duerig’s long association with the Company, his demonstrated successful leadership achievements in roles that are academic, commercial and government related in a wide range of technology and business arenas in combination with his organizational expertise and skills (see above) are among the substantial attributes which highly qualifies him as a Company Director.

MR. DONALD W. HEDGES, ESQUIRE

Mr. Donald W. Hedges, Esq. has been an Independent Company Director since 1967 and is a member of the Audit Committee. Mr. Hedges, a business law attorney, has extensive Corporate Law and finance experience with national and international, private and public companies. His comprehensive experience includes the representation of companies in the preparation of Initial Public Offerings, and at times, as a principal in a broad range of economic and financing activities. A current active practitioner of business law, he is a retired Partner of Wolf, Block, Shorr and Solis-Cohen. His expertise includes a wide range of corporate financing for technology driven activities and otherwise. A Wharton School graduate (BS Economics) and a law school graduate (JD Law) of the University of Pennsylvania, he subsequently clerked for the Chief Justice of the Pennsylvania Supreme Court. He is a former aircraft carrier combat fighter pilot and was awarded the Air Medal and the Distinguished Flying Cross for heroic acts performed in the South Pacific. He is an aviation and aerospace cognizant individual whose comprehensive legal knowledge and business experience has been beneficial to the Company. Mr. Hedges’ long association with the Company combined with his successful record as an attorney of national and international representation and negotiation highly qualifies him as a Company Director.

Mr. Nicholas D. Trbovich Jr.

Mr. Nicholas Trbovich Jr. has served as a Director of the Company since 1990. Mr. Trbovich Jr. is a significant beneficial owner of the Company’s common shares and son of the Company’s Founder. He provides valuable strategic planning continuity, operational insight and knowledge to the Board based on over 30 years of industry and company experience. He is a former member of the International Board of Directors of the World Entrepreneurs Organization. A current Board member of the American Edged Products Manufacturer’s Association, and an Executive Committee Member of the American Knife and Tool Institute, he is a listed inventor or co-inventor on issued patents and patent pending applications that are incorporated in various successful company products. Over the past 33 years Mr. Trbovich Jr. has held various engineering, supervisory and management positions of increasing responsibility which led to the Company positions as Director of Corporate Development, Vice President, Executive Vice President, Chief Operating Officer, and President. He has also been President, Director and CEO of certain Company Subsidiaries. A holder of two undergraduate Business/Science degrees (Summa Cum Laude) and a life member of MENSA, he has completed graduate courses and various licensing/certification and other programs at Stanford University, Carnegie Mellon University, Purdue University, MIT, Canisius College, and others. Recipient of numerous Leadership, Business, and Community awards and recognized as one of Western New York’s outstanding leaders, Medaille College honored him with their Distinguished Alumnus Award and a place on their “Alumni Wall of Fame”. He is a former Advisory Board member of two colleges, and Co-Founder/Co-Developer of an International Award winning Business and Career Advancement Program. He has presented lectures and conducted seminars on multiple topics including management, leadership development, strategic planning, and entrepreneurship throughout the United States and in six different countries. Among other awards, he was an awards recipient speaker at the Army Aviation Association of America’s Annual Conference. Mr. Trbovich Jr.’s achievements, operational insights, strategic planning continuity, wide-range multi-industry cognizance, specific industry knowledge, experience, and established associations highly qualifies him as a Company Director.

DR. NICHOLAS D. TRBOVICH

Dr. Nicholas D. Trbovich has been a Company Director since the Company was founded in 1959. As a Founder of the Company, substantial shareholder and as the Company’s past President and current CEO, he has managed personally and through delegation the research, development, engineering, manufacturing and administration of the Company as the Company grew and its goals were achieved over the years. He has guided the Company in its transition from being primarily an engineering entity to a Company with expanded manufacturing and new product capabilities. He has been instrumental and successful in obtaining the appropriate corporate financing from banking institutions and the public sale of common shares to meet the Company’s increased requirements to support new product design, development and enhanced manufacturing capabilities. The Company’s designed and developed products fill key roles in many of the world’s well-known aerospace programs such as the Boeing 700 and Airbus 300 Series of commercial jets, the F-135, F-18, F-16, F-15 and various other jet fighters, jet transports, helicopters, bombers and the Hubbell Space Telescope. Dr. Trbovich’s past and/or current business Directorships include manufacturing companies, banking institutions, professional and other enterprises. An elected Member of the Niagara Frontier Aviation and Space Hall of Fame, he is a holder of patents, recipient of Awards (i.e. Entrepreneur of the Year and other business and/or technical awards), a member of professional associations, a published author, a Guest Lecturer at the University of Rochester, Columbia University, University of Alabama and others. He received the Distinguished Alumnus Award from the University of Rochester where he earned two Doctorates and an MBA. He has also been awarded three Honorary Doctorates from three other colleges, a Doctor of Science (Sc.D.), Doctor of Laws (LL.D) and a Doctor of Humane Letters (L.H.D.), and is a member of three Honor Societies, Beta Gamma Sigma, Pi Lambda Theta, and Kappa Delta Pi and a life member of MENSA. He has held various leadership positions including Chairman of the Board of Trustees for two colleges and past Vice Chairman of the Board for a third college. His collective achievements, broad range of recognitions and continuing dedicated efforts to meet and exceed Company goals highly qualifies him as a Company Director.

(b) Executive Officers. The following is a listing of the Company’s current Executive Officers:

Name	Age	Position with the Company and Principal Occupation and Business Experience for Past Five Years
Dr. Nicholas D. Trbovich	75	Founder, Chairman of the Board of Directors; Chief Executive Officer of the Company for more than five years; Also, President of the Company for more than five years before Oct. 2010.
Nicholas D. Trbovich, Jr.	50	Director of the Company since 1990; Chief Operating Officer of the Company since 2007; Executive Vice President of the Company since 2006; President of the Company since Oct. 2010.
Cari L. Jaroslawsky	41	Treasurer and Chief Financial Officer of the Company since 2005; CPA Consultant/Controller for the Company for more than five years prior to 2005.

Nicholas D. Trbovich, Jr., an Executive Officer, is the son of Dr. Nicholas D. Trbovich. There are no other family relationships between any of the Directors or Executive Officers of the Company.

(c) Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on its review of reports filed pursuant to Section 16(a) of the Securities Exchange Act or representations from Directors and Executive Officers required to file such reports, the Company believes that all such filings required of its Executive Officers and Directors, and greater than 10% beneficial owners (subject to the qualifications in the following sentence) were timely made for 2010. The Company does not have information with respect to the reporting compliance of Mr. Houtkin or his estate.

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

Item 11. Executive Compensation.

Summary Compensation Table.

The following table contains information with respect to the annual compensation for the years ended December 31, 2010 and 2009 for the Company’s Chief Executive Officer and the two most highly compensated Executive Officers who were serving as Executive Officers at December 31, 2010 (the “Named Executive Officers”).

				All Other
Name and				Compen-
Principal Position	Year	Salary	Bonus	sation (1)	Total

Dr. Nicholas D. Trbovich	2010	$514,733	$27,500	$353,071	$895,304
Chairman of the Board and	2009	$477,917	-	$240,674	$718,591
CEO
Nicholas D. Trbovich, Jr.	2010	$306,070	$22,500	$149,500	$478,070
Director, President and COO	2009	$284,167	-	$89,057	$373,224

Cari L. Jaroslawsky	2010	$165,360	$7,500	$33,460	$206,320
CFO and Treasurer	2009	$153,500	-	$36,102	$189,602

(1)   All Other Compensation for 2010 includes (i) an allocation of 818 shares of Common Stock under the Servotronics Inc.’s Employee Stock Ownership Plan (“ESOP”) for Dr. Trbovich and Mr. Trbovich Jr., valued as of November 30, 2010 (the date of allocation), at the closing price on the NYSE Amex of $8.55 per share; (ii) $106,084, $12,105, and $11,445 for Dr. Trbovich, Mr. Trbovich, Jr., and Ms. Jaroslawsky, respectively, for vacation pay in lieu of time off pursuant to a policy that is generally applicable to all employees of the Company; (iii) $8,549, $679, and $218 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky, respectively, for life insurance; (iv) $20,583, $25,923 and $21,797 for Dr. Trbovich, Mr. Trbovich Jr., and Ms. Jaroslawsky, respectively, for health insurance and medical/health related expenses; (v) $210,858 and $102,460 for Dr. Trbovich, and Mr. Trbovich Jr., respectively for the surrender of unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the closing market price ($9.40 on 5/20/2010) of the Company’s common stock on the day of surrender less an administrative charge. The number of options surrendered for Dr. Trbovich and Mr. Trbovich Jr. was 37,800 (exercise price of $3.8125) and 18,400 (exercise price of $3.8125), respectively. (vi) $1,338 for personal use of a company car for Mr. Trbovich Jr.

Employment Agreements.

Dr. Trbovich and Mr. Trbovich, Jr. have employment agreements with the Company pursuant to which they are entitled to receive minimum salary compensation of $529,300 and $314,730 per annum respectively, or such greater amount as the Company’s Board of Directors may approve/ratify, and individual and spousal lifetime health and life insurance benefits. In the event of Dr. Trbovich’s or Mr. Trbovich, Jr.’s death or total disability during the term of the employment agreement, they or their respective estates are entitled to receive 50% of the compensation they are receiving from the Company at the time of their death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location of Dr. Trbovich or Mr. Trbovich, Jr., they are entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked by Dr. Trbovich or Mr. Trbovich, Jr. and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes December 31, 2014 for Dr. Trbovich and extends to and includes December 31, 2017 for Mr. Trbovich, Jr., provided however, the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, Dr. Trbovich and/or Mr. Trbovich, Jr. will be entitled to a severance payment equal to nine months’ salary and benefits.

The Company provides certain post retirement health and life insurance benefits for Dr. Trbovich and Mr. Trbovich, Jr. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2010 and 2009 is $295,477 and $236,982, respectively.

Outstanding Equity Awards at 2010 Fiscal Year End.

The following table shows information with respect to the value of unexercised options held by the Named Executive Officers as of December 31, 2010. All of the options granted to the Named Executive Officers were exercisable.

Option Awards
Named Executive Officer	Number of securities underlying unexercised options(#)	Option Exercise Price	Option Expiration Date

Dr. Nicholas D. Trbovich	45,000	$4.3800	09/05/2011
	50,000	$2.0450	04/10/2013
	25,000	$4.7000	12/29/2015

Nicholas D. Trbovich, Jr.	24,000	$4.3800	09/05/2011
	27,000	$2.0450	04/10/2013
	15,000	$4.7000	12/29/2015

Cari L. Jaroslawsky	1,000	$4.7000	12/29/2015

Directors’ Compensation.

Under the Company’s compensation arrangements, non-employee Directors are paid a yearly Director’s fee of $22,500 plus a per meeting fee of $1,000 and reimbursement of actual expenses for attendance at Board meetings. Directors who are also employees do not receive the Director’s and/or meeting fees. Members of the Audit Committee of the Board are paid a yearly Audit Committee fee of $7,500 plus a per-meeting fee of $750 and reimbursement of actual expenses for attendance at Audit Committee meetings.

The following table contains information with respect to the compensation paid to the non-employee Directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All other Compensation (3)	Total
William H. Duerig	$41,483	--	$83,463	$124,946
Donald W. Hedges	$41,483	--	$83,463	$124,946

(1)   Includes cash compensation earned by the Directors during the fiscal year 2010.

(2)   No options were awarded in 2010. As of December 31, 2010, each of Dr. Duerig’s and Mr. Hedges’ stock option holdings in the Company consisted of: 16,000 options with an exercise price of $4.38 expiring on September 5, 2011; 18,000 options with an exercise price of $2.045 expiring on April 10, 2013; and 7,500 options with an exercise price of $4.70 expiring on December 29, 2015. All stock options listed in this note (2) were exercisable at December 31, 2010.

(3)   In May of 2010, Dr. Duerig and Mr. Hedges each surrendered 15,000 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price of $3.8125 and the closing market price ($9.40 on 5/20/2010) of the Company’s common stock on the day of surrender less an administrative charge.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. The following table lists the persons that owned beneficially, as of March 31, 2011, more than 5% of the outstanding shares of Common Stock of the Company, based on the Company’s records. Unless otherwise stated, each person has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by that person.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)
Servotronics, Inc. Employee
Stock Ownership Trust (2)	700,207 (2)	31.3%
1110 Maple Street
P.O. Box 300
Elma, New York 14059

Dr. Nicholas D. Trbovich (3)	510,956 (3)	21.7%
1110 Maple Street
P.O. Box 300
Elma, New York 14059

Nicholas D. Trbovich, Jr. (4)	110,826 (4)	4.8%
1110 Maple Street
P.O. Box 300
Elma, New York 14059

Harvey Houtkin (5)	352,088 (5)	15.7%
160 Summit Avenue
Montvale, New Jersey 07645

___________________

(1)	Percent of class is based upon 2,237,371 shares of Common Stock outstanding as of March 31, 2011 plus, in the case of Dr. Trbovich and Nicholas D. Trbovich, Jr., the shares underlying their stock options, all of which are presently exercisable.
(2)	The Trustees of the Servotronics, Inc. Employee Stock Ownership Trust (the “ESOT”) -- Dr. Nicholas D. Trbovich and Nicholas D. Trbovich, Jr. -- direct the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the Trustees may direct the vote of that participant’s shares. As of March 31, 2011, approximately 444,712 shares are allocated to the accounts of participants and approximately 255,494 shares remain unallocated.
(3)	This amount includes (i) 26,809 shares held by a charitable foundation for which Dr. Trbovich serves as a Trustee; (ii) 120,000 shares which Dr. Trbovich has the right to acquire under stock options which are currently exercisable; and (iii) approximately 47,207 shares allocated to Dr. Trbovich’s account under the ESOT. These amounts do not include the shares beneficially owned by certain of Dr. Trbovich’s other relatives. Also, except as set forth in this note (3), does not include shares held by the ESOT as to which Dr. Trbovich serves as one of the two Trustees. See note (2) above.

4)	This amount includes (i) 66,000 shares which Mr. Trbovich, Jr. has the right to acquire under stock options which are currently exercisable; and (ii) approximately 29,012 shares allocated to Mr. Trbovich, Jr.’s account under the ESOT. Except as set forth in the preceding sentence, does not include shares held by the ESOT as to which Mr. Trbovich, Jr. serves as one of two Trustees. See note (2) above.
(5)	This information is based on a statement on Schedule 13D, as last amended on February 12, 2004, filed by Mr. Houtkin with the Securities and Exchange Commission. According to Mr. Houtkin’s statement, he had sole voting and investment power with respect to 190,000 shares and shared voting and investment power with respect to 162,088 shares. Mr. Houtkin disclaimed beneficial ownership in additional shares owned by other members of his family. The Company has received no further information from Mr. Houtkin or on his behalf.

(b) Security Ownership of Management. The following table sets forth, as of March 31, 2011, information as to the beneficial ownership of shares of Common Stock of the Company held by each Director, Executive Officer, and by all Directors and Officers as a group (each individual listed in the following table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by that person, except as otherwise indicated):

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (1)

Dr. Nicholas D. Trbovich	510,956 (2)	21.7%
Nicholas D. Trbovich, Jr.	110,826 (3)	4.8%
Donald W. Hedges	46,236 (4)	2.0%
Dr. William H. Duerig	45,093 (5)	2.0%
Cari L. Jaroslawsky	2,000 (6)	0.1%
All Directors and Officers as a group	1,020,243 (7)	40.5%

____________________

(1)	Percent of class is based upon 2,237,371 shares of Common Stock outstanding as of March 31, 2011 plus the number of shares subject to stock options held by the indicated person or group.
(2)	See note (7) below and note (3) to the table in “Security Ownership of Certain Beneficial Owners”.
(3)	See note (7) below and note (4) to the table in “Security Ownership of Certain Beneficial Owners”.
(4)	This amount includes 41,500 shares which Mr. Hedges has the right to acquire under stock options which are currently exercisable. Mr. Hedges has sole voting and investment power with respect to 4,261 shares and shared voting and investment power with respect to 475 shares.
(5)	This amount includes 41,500 shares which Dr. Duerig has the right to acquire under stock options which are currently exercisable.
(6)	This amount includes 1,000 shares which Ms. Jaroslawsky has the right to acquire under stock options which are currently exercisable.

(7)	See notes (2) through (6) above. Also includes unallocated shares held by the ESOT over which certain officers, as Trustees of the ESOT, may be deemed to have voting power, as well as shares allocated to the accounts of all Officers as a group under the related plan. See the table in “Security Ownership of Certain Beneficial Owners” and note (2) thereto.

(c) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders. . . . . . . .	306,500	$3.49	17,000
Equity compensation
plans not approved
by security holders. . . . . .	0	0	0
Total. . . . . . . . . . . . . . . . . . . .	306,500	$3.49	17,000

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

Nicholas D. Trbovich, Jr., President and Chief Operating Officer of the Company, is an inventor or co-inventor of certain issued patents and patent pending applications that are used in the business of a subsidiary of the Company. The patents have been and are currently used by the subject subsidiary on a royalty-free basis with Mr. Trbovich, Jr.’s consent.

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 and will continue through the fourth quarter of 2016. At December 31, 2010 the present value of the minimal lease payment is approximately $495,000 (after subtracting approximately $30,000 of imputed interest). Aggregate payments required under the capital lease subsequent to December 31, 2010 are as follows: years 2011 through 2015 $90,000 annually and thereafter $75,000. The Company also entered into a real property lease agreement with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building at the appraised value of $506,000. The Company did not exercise its purchase option, but the lessor and the Company extended the lease including purchase option for another year. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as Zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are related party transactions because the wife of the Company’s President/COO is the sole shareholder of the company that is leasing/selling the assets. Purchases for inventory from the related party amounted to $56,000 and $15,000 during 2010 and 2009 respectively.

Proposed transactions between the Company and a related person are submitted to the Independent Directors which compose the Audit Committee for their determinations. In making its determinations, the Audit Committee (i.e., Independent Directors) consider, among other factors, whether the proposed transaction is in the Company’s best interest and is on terms no less favorable to the Company than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related persons interest in the transaction. Also, the Independent Directors (i.e., Audit Committee) may, at their discretion, request an independent appraisal if an independent appraisal has not already been provided. A related party is excluded from participating in the determinations of the Audit Committee.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Freed Maxick & Battaglia, CPAs, PC, (“FM&B”) and RSM McGladrey for fiscal years 2010 and 2009.

	2010	2009
Audit Fees (1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$93,500	$86,000
Tax Service Fees (2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52,020	56,690
All Other Fees (3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,150	13,289
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$148,670	$155,979

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company's financial statements and review of the Company's quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Tax service fees principally included fees for tax preparation and tax consulting services.
(3)	Primarily for SEC compliance and assistance.

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

Date: April 30, 2011

SERVOTRONICS, INC

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