Form 10-Q
period 2011-05-12
SERVOTRONICS INC /DE/
filed 2011-05-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109
SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0837866
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1110 Maple Street
Elma, New York   14059
(Address of principal executive offices) (zip code)
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

Large accelerated filer  ☐Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $.20 par value	2,237,371

		INDEX

			Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	a)	Consolidated Balance Sheets, March 31, 2011 and December 31, 2010	3

	b)	Consolidated Statements of Income for the three months ended
		March 31, 2011 and 2010	4

	c)	Consolidated Statements of Cash Flows for the three months ended
		March 31, 2011 and 2010	5

	d)	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	14

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.		Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.		Legal Proceedings	17

Item 1A.		Risk Factors	17

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.		Defaults Upon Senior Securities	18

Item 4.		Removed and Reserved	18

Item 5.		Other Information	18

Item 6.		Exhibits	19

		Signatures	20

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,170	$4,447
Accounts receivable, net	5,978	5,427
Inventories, net	11,158	11,032
Prepaid income taxes	56	226
Deferred income taxes	567	567
Other assets	679	352
Total current assets	22,608	22,051
Property, plant and equipment, net	6,094	6,159
Other non-current assets	302	296
Total Assets	$29,004	$28,506
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$297	$323
Current portion of capital lease related party	81	81
Accounts payable	1,203	1,247
Accrued employee compensation and benefit costs	1,564	1,332
Other accrued liabilities	180	230
Total current liabilities	3,325	3,213
Long-term debt	3,046	3,058
Long-term portion of capital lease related party	394	414
Deferred income taxes	509	509
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,981,877 (1,981,877 – 2010) shares	523	523
Capital in excess of par value	13,491	13,491
Retained earnings	11,885	11,467
Accumulated other comprehensive loss	(78)	(78)
	25,821	25,403
Employee stock ownership trust commitment	(1,367)	(1,367)
Treasury stock, at cost 377,135 (377,135 – 2010) shares	(2,724)	(2,724)
Total shareholders’ equity	21,730	21,312
Total Liabilities and Shareholders’ Equity	$29,004	$28,506

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$8,275	$7,884
Costs, expenses and other income:
Cost of goods sold, exclusive of
depreciation and amortization	6,209	5,490
Selling, general and administrative	1,297	1,297
Interest expense	15	17
Depreciation and amortization	167	163
Other income, net	(10)	(15)
	7,678	6,952
Income before income tax provision	597	932
Income tax provision	179	310
Net income	$418	$622

Income per share:
Basic
Net income per share	$0.21	$0.32
Diluted
Net income per share	$0.19	$0.29

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash flows related to operating activities:
Net income	$418	$622
Adjustments to reconcile net income to net
Cash used in operating activities -
Depreciation and amortization	167	163
Change in assets and liabilities -
Accounts receivable	(551)	(1,462)
Inventories	(126)	240
Prepaid income taxes	170	205
Other assets	(327)	(155)
Other non-current assets	(6)	(107)
Accounts payable	(44)	(173)
Accrued employee compensation and benefit costs	231	380
Other accrued liabilities	(50)	(393)
Accrued income taxes	-	95
Net cash used in operating activities	(118)	(585)
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(101)	(77)
Net cash used in investing activities	(101)	(77)
Cash flows related to financing activities:
Principal payments on long-term debt	(38)	(38)
Principal payments on capital lease related party	(20)	(22)
Cash dividend	-	(336)
Net cash used in financing activities	(58)	(396)
Net decrease in cash and cash equivalents	(277)	(1,058)
Cash and cash equivalents at beginning of period	4,447	3,825
Cash and cash equivalents at end of period	$4,170	$2,767

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ending March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated financial statements should be read in conjunction with the 2010 annual report and the notes thereto.

2.	Business Description and Summary of Significant Accounting Policies

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $113,000 at March 31, 2011 and $117,000 at December 31, 2010.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $647,000 and $651,000 at March 31, 2011 and December 31, 2010, respectively. Pre-production and start-up costs are expensed as incurred.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, a consolidated New York State income tax return and separate Pennsylvania and Arkansas state income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2011 or December 31, 2010, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2011 and 2010.

Supplemental cash flow information

Income taxes paid during the three months ended March 31, 2011 and 2010 amounted to approximately $22,000 and $20,000, respectively. Interest paid during the three months ended March 31, 2011 and 2010 amounted to approximately $15,000 and $17,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined no circumstances that would require testing of impairment of long lived assets existed at March 31, 2011 and December 31, 2010.

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

3.	Inventories

	March 31,	December 31,
	2011	2010
	($000’s omitted)
Raw materials and common parts, net of reserve	$5,425	$5,491
Work-in-process	3,934	3,358
Finished goods	1,799	2,183

Total inventories, net of reserve	$11,158	$11,032

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property, Plant and Equipment

	March 31,	December 31,
	2011	2010
	($000’s omitted)
Land	$25	$25
Buildings	7,080	7,060
Machinery, equipment and tooling (including capital lease)	12,524	12,444
	19,629	19,529
Less accumulated depreciation and amortization	(13,535)	(13,370)

Total property, plant and equipment	$6,094	$6,159

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2011 and December 31, 2010, accumulated amortization on the building amounted to approximately $2,325,000 and $2,293,000, respectively. Amortization expense amounted to $32,000 and $35,000 for the three month periods ended March 31, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with related party. As of March 31, 2011 and December 31, 2010, accumulated amortization on the machinery and equipment amounted to approximately $119,000 and $98,000, respectively. Amortization expense amounted to $21,000 for the three month periods ended March 31, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements. Depreciation expense amounted to $112,000 and $107,000 for the three month periods ended March 31, 2011 and 2010, respectively. The combined depreciation and amortization expense were $167,000 and $163,000 for the three month periods ended March 31, 2011 and 2010, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	March 31,	December 31,
	2011	2010
Industrial Development Revenue Bonds; secured by an equivalent	($000’s omitted)
letter of credit from a bank with interest payable monthly
at a floating rate (0.45% at March 31, 2011) (A)	$3,130	$3,130

Term loan payable to a financial institution;
interest at LIBOR plus 2%, (2.26% at March 31, 2011);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	80	107

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	102	107

Secured term loan payable to a government agency;
monthly principal payments of approximately $2,000 with
interest waived payable through second quarter of 2012	31	37
	3,343	3,381
Less current portion	(297)	(323)
	$3,046	$3,058

(A)
The Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company’s headquarters/advanced technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of 1/4% of the principal amount outstanding. The Company’s interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at March 31, 2011 and December 31, 2010.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2011 and December 31, 2010, the Company was in compliance with its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500, which include an imputed fixed interest rate of 2.00%, commenced November 3, 2009 and will continue through the fourth quarter of 2016. At March 31, 2011, the present value of the minimal lease payment is approximately $475,000 (after subtracting approximately $27,000 of imputed interest).

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2011 and December 31, 2010.

The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction and in the states of New York, Pennsylvania and Arkansas. During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax returns for the years 2005 through 2007. In the third quarter of 2010, the examination was completed and resulted in no change to the Company’s originally filed returns. Also, during the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal Income tax returns for years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the originally filed returns. The 2007 and 2010 federal and 2008 through 2010 state tax returns remain open for potential examination by taxing authorities.

8.	Shareholders’ Equity

				($000’s omitted except for share data)
	Common stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOP	stock	Loss	Equity
Balance December 31, 2010	2,614,506	$523	$13,491	$11,467	$(1,367)	$(2,724)	$(78)	$21,312
Net income	-	-	-	418	-	-	-	418
Balance March 31, 2011	2,614,506	$523	$13,491	$11,885	$(1,367)	$(2,724)	$(78)	$21,730

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of March 31, 2011, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the three month periods ended March 31, 2011 and 2010.

On April 4, 2011, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on May 20, 2011 to shareholders of record on April 29, 2011 and will be approximately $336,000 in the aggregate. This fourth consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2011	2010
	($000’s omitted
	except per share data)
Net income	$418	$622
Weighted average common shares
outstanding (basic)	1,982	1,961
Incremental shares from assumed
conversions of stock options	171	173
Weighted average common
shares outstanding (diluted)	2,153	2,134
Basic
Net income per share	$0.21	$0.32
Diluted
Net income per share	$0.19	$0.29

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three month periods ended March 31, 2011 and 2010 and future minimum payments under such leases are not material to consolidated financial statements. The Company also leases certain personal property being accounted for under a capital lease. See also Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 6, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building at the appraised value of $506,000. The Company did not exercise its purchase option, but, in 2010, the lessor and the Company extended the lease including purchase option through November 2011. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as Zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of the Company’s President/COO is the sole shareholder of the company that is leasing/selling the assets. Purchases for inventory from the related party amounted to $0 and $17,000 during the first three months of 2011 and 2010, respectively.

11.	Litigation

There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

- 12  -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Business Segments

The Company operates in two business segments, Advanced Technology Group (ATG) and Consumer Products Group (CPG). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery and other edged products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

As of March 31, 2011, the Company had Identifiable Assets of approximately $29,004,000 ($28,506,000 – December 31, 2010) of which approximately $15,560,000 ($15,342,000 – December 31, 2010) was for ATG and approximately $13,444,000 ($13,164,000 – December 31, 2010) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Revenues from unaffiliated customers	$5,116	$4,460	$3,159	$3,424	$8,275	$7,884
Cost of sale, exclusive of depreciation	$(3,472)	$(2,988)	$(2,737)	$(2,502)	$(6,209)	$(5,490)
Selling, general and administrative	$(729)	$(761)	$(568)	$(536)	(1,297)	(1,297)
Depreciation and amortization	$(107)	$(106)	$(60)	$(57)	(167)	(163)
Interest expense	$(13)	$(14)	$(2)	$(3)	(15)	(17)
Other income, net	$7	$11	$3	$4	10	15
Net income (loss) before income
tax provision	$802	$602	$(205)	$330	$597	$932
Capital expenditures	$28	$55	$73	$22	$101	$77

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

14.	Subsequent Events

On April 4, 2011, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on May 20, 2011 to shareholders of record on April 29, 2011 and will be approximately $336,000 in the aggregate. This fourth consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Discussion

During the three months ended March 31, 2011 and 2010 approximately 40% and 46%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the sales revenues for both the ATG’s and CPG’s operations. The Company is optimistic relative to these continuing opportunities and recognizes that sales to the government are affected by defense budgets, U.S. foreign/domestic policies, policies of other nations, the level of military operations and other factors. Therefore, it is difficult to predict the specific impact of these factors on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain airliner delivery ramp-ups and other delivery stretch outs which in turn affect the Company’s sales revenues from period to period in 2011 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers final delivery determinations that are based on changes in the global economy and other factors.

The Company’s CPG develops new commercial products and products for government and military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and world stimulus plans and the difficulty to accurately project the net effect of the vagaries inherent in the government procurement process and programs. The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines/products.

- 14  -

Results of Operations

The following tables compare the Company’s statements of income data for the three months ended March 31, 2011 and 2010 ($000’s omitted).

	Three Months Ended March 31,
					2011 vs. 2010
	2011		2010		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,116	61.8%	$4,460	56.6%	$656	14.7%
Consumer Products	3,159	38.2%	3,424	43.4%	(265)	(7.7%)
	8,275	100.0%	7,884	100.0%	391	5.0%
Cost of sale, exclusive of depreciation
and amortization	6,209	75.0%	5,490	69.6%	719	13.1%
Selling, general and administrative	1,297	15.7%	1,297	16.5%	0	0.0%
Depreciation and amortization	167	2.0%	163	2.1%	4	2.5%
Total costs and expenses	7,673	92.7%	6,950	88.2%	723	10.4%
Operating income, net	602	7.3%	934	11.8%	(332)	(35.5%)
Interest expense	15	0.2%	17	0.2%	(2)	(11.8%)
Other income, net	(10)	(0.1%)	(15)	(0.2%)	5	(33.3%)
Income tax provision	179	2.2%	310	3.9%	(131)	(42.3%)
Net income	$418	5.0%	$622	7.9%	$(204)	(32.8%)

Sales

The Company’s consolidated sales increased approximately $391,000 or 5.0% for the three month period ended March 31, 2011 when compared to the same three month period in 2010. The increase is due to increased shipments of $656,000 at the Advanced Technology Group (ATG) offset by a decrease of $265,000 in shipments at the Consumer Products Group (CPG). Procurements and timing of shipments under Government contracts at the CPG may, at times, significantly impact operating results from period to period.

Cost of Sales

Cost of sales as a percentage of revenue increased approximately 5% for the three month period ended March 31, 2011 when compared to the same period in 2010 because of the CPG’s product mix, volume of products shipped during the period and lower profit margins which reflects the write off of start up costs associated with new product lines/products and development efforts.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses remained consistent at approximately $1,297,000 for the three month period ended March 31, 2011 as compared to the same period in 2010. However, costs of SG&A as a percentage of revenue were reduced by over 5% from period to period. Selling, general and administrative expenses are attributable to the cost of sale and marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, professional, legal and information technology costs.

- 15  -

Interest Expense

Interest expense decreased for the three month period ended March 31, 2011 compared to the same period in 2010 due to the decrease in average outstanding debt and interest rates. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively consistent for the three month period ended March 31, 2011 compared to the same period in 2010. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. The decrease in other income for the three month period ended March 31, 2011 when compared to the same three month period in 2010 is primarily due to the market driven decline in interest rates on cash and cash equivalents.

Income Taxes

The Company’s effective tax rate was approximately 30.0% and 33.3% for the three month periods ended March 31, 2011 and March 31, 2010. The effective tax rate reflects the annual effective rate for federal and state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 and decreased due to benefits relating to R&D tax credits. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended March 31, 2011 decreased $204,000 or 32.8% when compared to the same period ended March 31, 2010. The decrease in net income is primarily the result of decreased sales and product mix in combination with the write-off of start-up costs for new product lines/products primarily at the CPG.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2011, the Company had working capital of approximately $19,283,000 ($18,838,000 – December 31, 2010) of which approximately $4,170,000 ($4,447,000– December 31, 2010) was comprised of cash and cash equivalents.

The Company used approximately $118,000 in cash from operations during the three months ended March 31, 2011 as compared to using $585,000 during the three months ended March 31, 2010. Cash was generated primarily through net income and timing differences on prepaid income taxes and accrual items. The primary use of cash for the Company’s operating activities for the three months ended March 31, 2011 include working capital requirements, mainly inventory and prepayments on insurances and payments for employment and property taxes. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first three months of 2011 included current principal payments on long-term debt. The Company also expended approximately $101,000 for capital expenditures.

- 16  -

At March 31, 2011, there are no material commitments for capital expenditures. The Company also has an unsecured $1,000,000 line of credit on which there is no balance outstanding at March 31, 2011. If needed, this can be used to fund cash flow requirements. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2011 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

- 17  -

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number		Part of Publicly	be Purchased under
	of Shares	Average Price $	Announced Plans or	the Plans or
2011 Periods	Purchased	Paid Per Share	Programs	Programs

January 1 – March 31, 2011	-	-	-	211,912
Total	-	-	-	211,912

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of March 31, 2011, the Company has purchased 238,088 shares during prior periods and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the three month periods ended March 31, 2011 and 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

10(A)(1)	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer

10(A)(3)	Amendment to employment contract for Nicholas D. Trbovich, Jr., President/COO

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

SERVOTRONICS, INC.

Date: May 13, 2011	By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer