Form 10-Q
period 2011-06-30
SERVOTRONICS INC /DE/
filed 2011-08-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $.20 par value	2,237,371

-  2 -

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,794	$4,447
Accounts receivable, net	5,586	5,427
Inventories, net	11,392	11,032
Prepaid income taxes	-	226
Deferred income taxes	567	567
Other assets	557	352
Total current assets	22,896	22,051
Property, plant and equipment, net	6,011	6,159
Other non-current assets	310	296
Total Assets	$29,217	$28,506
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$268	$323
Current portion of capital lease related party	81	81
Accounts payable	1,090	1,247
Accrued employee compensation and benefit costs	1,541	1,332
Accrued income taxes	57	-
Other accrued liabilities	151	230
Total current liabilities	3,188	3,213
Long-term debt	3,036	3,058
Long-term portion of capital lease related party	374	414
Deferred income taxes	509	509
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,981,877 (1,981,877 – 2010) shares	523	523
Capital in excess of par value	13,491	13,491
Retained earnings	12,265	11,467
Accumulated other comprehensive loss	(78)	(78)
Employee stock ownership trust commitment	(1,367)	(1,367)
Treasury stock, at cost 377,135 (377,135 – 2010) shares	(2,724)	(2,724)
Total shareholders’ equity	22,110	21,312
Total Liabilities and Shareholders’ Equity	$29,217	$28,506

See notes to consolidated financial statements
-  3 -

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)
(Unaudited)

Three Months Ended		Six Months Ended
June 30,		June 30,
2011	2010	2011	2010

Revenue	$8,413	$8,203	$16,688	$16,087
Costs, expenses and other income:
Cost of goods sold, exclusive of
depreciation and amortization	5,954	5,707	12,163	11,196
Selling, general and administrative	1,256	1,160	2,553	2,457
Interest expense	15	17	30	34
Depreciation and amortization	168	161	335	324
Other income, net	(4)	(8)	(14)	(23)
Total cost	7,389	7,037	15,067	13,988
Income before income tax provision	1,024	1,166	1,621	2,099
Income tax provision	308	388	487	698
Net income	$716	$778	$1,134	$1,401

Income per share:
Basic
Net income per share	$0.36	$0.40	$0.57	$0.71
Diluted
Net income per share	$0.34	$0.37	$0.54	$0.66

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows related to operating activities:
Net income	$1,134	$1,401
Adjustments to reconcile net income to net
Cash generated in operating activities:
Depreciation and amortization	335	324
Change in assets and liabilities:
Accounts receivable	(159)	(1,169)
Inventories	(360)	384
Prepaid income taxes	226	289
Other assets	(205)	(70)
Other non-current assets	(14)	(80)
Accounts payable	(157)	(117)
Accrued employee compensation and benefit costs	207	505
Other accrued liabilities	(79)	(494)
Accrued income taxes	57	-
Net cash generated in operating activities	985	973
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(185)	(106)
Proceeds from Certificates of Deposit	-	246
Net cash (used) generated in investing activities	(185)	140
Cash flows related to financing activities:
Principal payments on long-term debt	(77)	(75)
Principal payments on capital lease related party	(40)	(45)
Cash dividend	(336)	(336)
Purchase of stock options	-	(573)
Net cash used in financing activities	(453)	(1,029)
Net increase in cash and cash equivalents	347	84
Cash and cash equivalents at beginning of period	4,447	3,825
Cash and cash equivalents at end of period	$4,794	$3,909

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ending June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated financial statements should be read in conjunction with the 2010 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $89,000 at June 30, 2011 and $117,000 at December 31, 2010.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $644,000 and $651,000 at June 30, 2011 and December 31, 2010, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2011 or December 31, 2010, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and six months ended June 30, 2011 and 2010.

Supplemental cash flow information

Income taxes paid during the three months ended June 30, 2011 and 2010 amounted to approximately $204,000 and $410,000, respectively, and amounted to $226,000 and $429,000 for the six months ended June 30, 2011 and 2010, respectively. Interest paid during the three months ended June 30, 2011 and 2010 amounted to approximately $15,000 and $17,000, respectively, and amounted to $30,000 and $34,000 for the six months ended June 30, 2011 and 2010, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at June 30, 2011 and December 31, 2010.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt and capital lease, the fair value approximates its carrying amount.

3.	Inventories

	June 30,	December 31,
	2011	2010
	($000’s omitted)
Raw materials and common parts	$5,245	$5,491
Work-in-process	4,140	3,358
Finished goods	2,007	2,183
Total inventories, net of reserve	$11,392	$11,032

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property, Plant and Equipment

	June 30,	December 31,
	2011	2010
	($000’s omitted)
Land	$25	$25
Buildings	7,094	7,060
Machinery, equipment and tooling (including capital lease)	12,594	12,444
	19,713	19,529
Less accumulated depreciation and amortization	(13,702)	(13,370)
Total property, plant and equipment	$6,011	$6,159

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2011 and December 31, 2010, accumulated amortization on the building amounted to approximately $2,358,000 and $2,293,000, respectively. Amortization expense amounted to $33,000 and $32,000 for the three month periods ended June 30, 2011 and 2010, respectively, and amounted to $65,000 and $67,000 for the six month periods ended June 30, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with related party. As of June 30, 2011 and December 31, 2010, accumulated amortization on the machinery and equipment amounted to approximately $140,000 and $98,000, respectively. Amortization expense amounted to $21,000 for each of the three month periods ended June 30, 2011 and 2010, respectively, and amounted to $42,000 for each of the six month periods ended June 30, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements.

Depreciation expense amounted to $112,000 and $106,000 for the three month periods ended June 30, 2011 and 2010, respectively, and amounted to $224,000 and $211,000 for the six month periods ended June 30, 2011 and 2010, respectively. The combined depreciation and amortization expense were $168,000 and $161,000 for the three month periods ended June 30, 2011 and 2010, respectively, and amounted to $335,000 and $324,000 for the six month periods ended June 30, 2011 and 2010, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	June 30,	December 31,
	2011	2010
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (0.29% at June 30, 2011) (A)	$3,130	$3,130

Term loan payable to a financial institution;
interest at LIBOR plus 2%, (2.19% at June 30, 2011);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	53	107

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	97	107

Secured term loan payable to a government agency;
monthly principal payments of approximately $2,100 with
interest waived payable through second quarter of 2012	24	37
	3,304	3,381
Less current portion	(268)	(323)
	$3,036	$3,058

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

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at June 30, 2011 and December 31, 2010.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2011 and December 31, 2010, the Company was in compliance with its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500, which include an imputed fixed interest rate of 2.00%, commenced November 3, 2009 and will continue through the fourth quarter of 2016. At June 30, 2011, the present value of the minimum lease payment is approximately $455,000 (after subtracting approximately $25,000 of imputed interest).

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2011 and December 31, 2010.

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

8.	Shareholders’ Equity

		($000’s omitted except for share data)
	Common stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOP	stock	Loss	Equity
Balance December 31, 2010	2,614,506	$523	$13,491	$11,467	$(1,367)	$(2,724)	$(78)	$21,312
Net income	-	-	-	1,134	-	-	-	1,134
Cash dividend	-	-	-	(336)	-	-	-	(336)
Balance June 30, 2011	2,614,506	$523	$13,491	$12,265	$(1,367)	$(2,724)	$(78)	$22,110

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2011, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the six month periods ended June 30, 2011 and 2010.

As previously reported, on April 4, 2011, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on May 20, 2011 to shareholders of record on April 29, 2011 and was approximately $336,000 in the aggregate. This fourth consecutive annual dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($000’s omitted except per share data)

Net income	$716	$778	$1,134	$1,401

Weighted average common shares
outstanding (basic)	1,982	1,961	1,982	1,961

Incremental shares from assumed
conversions of stock options	131	164	131	169

Weighted average common
shares outstanding (diluted)	2,113	2,125	2,113	2,130

Basic
Net income per share	$0.36	$0.40	$0.57	$0.71
Diluted
Net income per share	$0.34	$0.37	$0.54	$0.66

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three and six month periods ended June 30, 2011 and 2010 and future minimum payments under such leases are not material to consolidated financial statements. The Company also leases certain real and personal property being accounted for under capital leases. See also Note 4, Property, Plant and Equipment, Note 5, Long-Term Debt and Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 6, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property operating lease agreement, with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, which includes the Company receiving a mortgage at below market rate having a term of ten or more years, the Company will be required to purchase the building at the appraised value of $506,000. If the Company does not receive such incentives, the Company may exercise the purchase option in its sole discretion. The Company did not exercise its purchase option, but, in 2010, the lessor and the Company extended the lease including purchase option through November 2011. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of the Company’s President/COO is the sole shareholder of the company that is leasing/selling the assets. Purchases of inventory from the related party amounted to $0 and $17,000 during the first six months of 2011 and 2010, respectively.

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

As of June 30, 2011, the Company had identifiable assets of approximately $29,217,000 ($28,506,000 – December 31, 2010) of which approximately $15,284,000 ($15,342,000 – December 31, 2010) was for ATG and approximately $13,933,000 ($13,164,000 – December 31, 2010) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010

Revenues from unaffiliated customers	$10,409	$9,077	$6,279	$7,010	$16,688	$16,087
Cost of sale, exclusive of depreciation
and amortization	(7,048)	(5,971)	(5,115)	(5,225)	(12,163)	(11,196)
Selling, general and administrative	(1,497)	(1,458)	(1,056)	(999)	(2,553)	(2,457)
Depreciation and amortization	(214)	(209)	(121)	(115)	(335)	(324)
Interest expense	(25)	(28)	(5)	(6)	(30)	(34)
Other income, net	8	15	6	8	14	23
Net income (loss) before income
tax provision	$1,633	$1,426	$(12)	$673	$1,621	$2,099
Capital expenditures	$81	$77	$104	$29	$185	$106

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010

Revenues from unaffiliated customers	$5,293	$4,617	$3,120	$3,586	$8,413	$8,203
Cost of sale, exclusive of depreciation
and amortization	(3,577)	(2,983)	(2,377)	(2,724)	(5,954)	(5,707)
Selling, general and administrative	(768)	(697)	(488)	(463)	(1,256)	(1,160)
Depreciation and amortization	(107)	(103)	(61)	(58)	(168)	(161)
Interest expense	(12)	(14)	(3)	(3)	(15)	(17)
Other income, net	1	3	3	5	4	8
Net income before income
tax provision	$830	$823	$194	$343	$1,024	$1,166
Capital expenditures	$53	$22	$31	$7	$84	$29

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other minor amounts not directly related to the sale of the Company’s products.

14.	Subsequent Events

Consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, certain option holders elected on July 12, 2011 to surrender 112,000 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $519,000. A tax benefit, to the Company, of approximately $156,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Discussion

During the three months ended June 30, 2011 and 2010 approximately 38% and 45%, respectively, and 39% and 45% for the six months ended June 30, 2011 and 2010, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the sales revenues for both the ATG’s and CPG’s operations. The Company is optimistic relative to these continuing opportunities and recognizes that sales to the government are affected by defense budgets, U.S. foreign/domestic policies, policies of other nations, the level of military operations and other factors. Therefore, it is difficult to predict the specific impact of these factors on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain airliner delivery ramp-ups and other delivery stretch outs which in turn affect the Company’s sales revenues from period to period in 2011 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations that are based on changes in the global economy and other factors.

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

Results of Operations

The following tables compare the Company’s consolidated statements of income data for the six and three months ended June 30, 2011 and 2010 ($000’s omitted).

		Six Months Ended June 30,
					2011 vs. 2010
	2011		2010		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$10,409	62.4%	$9,077	56.4%	$1,332	14.7%
Consumer Products	6,279	37.6%	7,010	43.6%	(731)	(10.4%)
	16,688	100.0%	16,087	100.0%	601	3.7%
Cost of sale, exclusive of depreciation
and amortization	12,163	72.9%	11,196	69.6%	967	8.6%
Selling, general and administrative	2,553	15.3%	2,457	15.3%	96	3.9%
Depreciation and amortization	335	2.0%	324	2.0%	11	3.4%
Total costs and expenses	15,051	90.2%	13,977	86.9%	1,074	7.7%
Operating income, net	1,637	9.8%	2,110	13.1%	(473)	(22.4%)
Interest expense	30	0.2%	34	0.2%	(4)	(11.8%)
Other income, net	(14)	(0.1%)	(23)	(0.1%)	9	(39.1%)
Income tax provision	487	2.9%	698	4.3%	(211)	(30.2%)
Net income	$1,134	6.8%	$1,401	8.7%	$(267)	(19.1%)

		Three Months Ended June 30,
					2011 vs. 2010
	2011		2010		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,293	62.9%	$4,617	56.3%	$676	14.6%
Consumer Products	3,120	37.1%	3,586	43.7%	(466)	(13.0%)
	8,413	100.0%	8,203	100.0%	210	2.6%
Cost of sale, exclusive of depreciation
and amortization	5,954	70.8%	5,707	69.6%	247	4.3%
Selling, general and administrative	1,256	14.9%	1,160	14.1%	96	8.3%
Depreciation and amortization	168	2.0%	161	2.0%	7	4.3%
Total costs and expenses	7,378	87.7%	7,028	85.7%	350	5.0%
Operating income, net	1,035	12.3%	1,175	14.3%	(140)	(11.9%)
Interest expense	15	0.2%	17	0.2%	(2)	(11.8%)
Other income, net	(4)	(0.0%)	(8)	(0.1%)	4	(50.0%)
Income tax provision	308	3.7%	388	4.7%	(80)	(20.6%)
Net income	$716	8.4%	$778	9.5%	$(62)	(8.0%)

Revenue

The Company’s consolidated revenues increased approximately $210,000 or 2.6% for the three month period ended June 30, 2011 and $601,000 or 3.7% for the six month period ended June 30, 2011 when compared to the same three and six month periods in 2010. The increase is due to increased shipments at the Advanced Technology Group (ATG) offset by a decrease in shipments at the Consumer Products Group (CPG) mainly due to a decrease in shipments related to orders from the U.S. Government and its prime vendors. Procurements and timing of shipments under Government contracts at the CPG may, at times, significantly impact operating results from period to period.

Cost of Sales

Cost of sales as a percentage of sales increased from 69.6% to 70.8% for the three month period ended June 30, 2011 and cost of sales as a percentage of sales increased from 69.6% to 72.9% for the six month period ended June 30, 2011 when compared to the same periods in 2010. This increase in cost of sales as compared to the increase in revenues is due to product mix and the write off of start up costs associated with new product lines/products and development efforts primarily at the CPG in the amount of approximately $49,000 and $110,000 for the three and six months periods ended June 30, 2011, respectively.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of revenue remained relatively consistent for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010. Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, accounting, professional, legal and information technology costs. Selling, general and administrative expenses increased approximately $96,000 for the three and six month periods ended June 30, 2011, respectively, when compared to the same periods in 2010 mainly due to increased salaries and wages.

Interest Expense

Interest expense decreased for the three and six month periods ended June 30, 2011 compared to the same periods in 2010 due to the decrease in average outstanding debt and interest rates. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income has remained relatively consistent for the three and six month periods ended June 30, 2011 when compared to the same three and six month periods in 2010.

Income Taxes

The Company’s effective tax rate was approximately 30.1% and 33.3% for the three and six month periods ended June 30, 2011 and 2010, respectively. The effective tax rate reflects the annual effective rate for federal and state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 and decreased due to benefits relating to R&D tax credits. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended June 30, 2011 decreased $62,000 or 8.0% and $267,000 or 19.1% for the six month period when compared to the same periods ended June 30, 2010. The decrease in net income is primarily the result of product mix and the write off of start up costs associated with new product lines/products and development efforts primarily at the CPG in the amount of approximately $49,000 and $110,000 for the three and six month periods ended June 30, 2011, respectively.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt. At June 30, 2011, the Company had working capital of approximately $19,708,000 ($18,838,000 – December 31, 2010) of which approximately $4,794,000 ($4,447,000– December 31, 2010) was comprised of cash and cash equivalents.

The Company generated approximately $985,000 in cash from operations during the six months ended June 30, 2011 as compared to generating $973,000 during the six months ended June 30, 2010. Cash was generated primarily through net income and timing differences on prepaid income taxes and accrual items. The primary use of cash for the Company’s operating activities for the six months ended June 30, 2011 include working capital requirements, mainly inventory and prepayments on insurances and payments for employment and property taxes. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first six months of 2011 included current principal payments on long-term debt, as well as approximately $336,000 for a cash dividend paid on May 20, 2011 to shareholders of record on April 29, 2011. The Company also expended approximately $185,000 for capital expenditures.

At June 30, 2011, there are no material commitments for capital expenditures. The Company also has an unsecured $1,000,000 line of credit on which there is no balance outstanding at June 30, 2011. If needed, this can be used to fund cash flow requirements. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2011 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and six month periods ended June 30, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

(c) Company Purchases of Company’s Equity Securities

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2011, the Company has purchased 238,088 shares during prior periods and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the three or six month periods ended June 30, 2011 and 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer