Form 10-Q
period 2011-09-30
SERVOTRONICS INC /DE/
filed 2011-11-08
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                           Outstanding at October 31, 2011
   Common Stock, $.20 par value                                                                                                                 2,237,371

		INDEX
			Page No.
	PART I. FINANCIAL INFORMATION

Item 1.		Financial Statements (Unaudited):

	a)	Consolidated Balance Sheets, September 30, 2011 and December 31, 2010	3

	b)	Consolidated Statements of Income for the three and nine months ended
		September 30, 2011 and 2010	4

	c)	Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2011 and 2010	5

	d)	Notes to Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	14

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.		Controls and Procedures	18

	PART II. OTHER INFORMATION

Item 1.		Legal Proceedings	19

Item 1A.		Risk Factors	19

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.		Defaults Upon Senior Securities	19

Item 4.		Removed and Reserved	19

Item 5.		Other Information	19

Item 6.		Exhibits	20

		Signatures	21

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,934	$4,447
Accounts receivable, net	5,879	5,427
Inventories, net	11,737	11,032
Prepaid income taxes	-	226
Deferred income taxes	567	567
Other assets	469	352
Total current assets	23,586	22,051
Property, plant and equipment, net	6,099	6,159
Other non-current assets	325	296
Total Assets	$30,010	$28,506
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$235	$323
Current portion of capital lease related party	81	81
Accounts payable	1,285	1,247
Accrued employee compensation and benefit costs	1,514	1,332
Accrued income taxes	7	-
Other accrued liabilities	341	230
Total current liabilities	3,463	3,213
Long-term debt	3,031	3,058
Long-term portion of capital lease related party	354	414
Deferred income taxes	509	509
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 1,981,877 (1,981,877 – 2010) shares	523	523
Capital in excess of par value	13,647	13,491
Retained earnings	12,652	11,467
Accumulated other comprehensive loss	(78)	(78)
Employee stock ownership trust commitment	(1,367)	(1,367)
Treasury stock, at cost 377,135 (377,135 – 2010) shares	(2,724)	(2,724)
Total shareholders’ equity	22,653	21,312
Total Liabilities and Shareholders’ Equity	$30,010	$28,506

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$8,808	$7,346	$25,496	$23,433
Costs, expenses and other income:
Cost of goods sold, exclusive of
depreciation and amortization	6,284	5,643	18,447	16,839
Selling, general and administrative	1,204	1,225	3,757	3,682
Interest expense	14	16	44	50
Depreciation and amortization	163	159	498	483
Other income, net	(150)	(6)	(164)	(29)
	7,515	7,037	22,582	21,025
Income before income tax provision	1,293	309	2,914	2,408
Income tax provision	389	104	876	802
Net income	$904	$205	$2,038	$1,606

Income per share:
Basic
Net income per share	$0.46	$0.1	$1.03	$0.82
Diluted
Net income per share	$0.44	$0.1	$0.97	$0.75

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows related to operating activities:
Net income	$2,038	$1,606
Adjustments to reconcile net income to net
Cash generated in operating activities:
Depreciation and amortization	498	483
Change in assets and liabilities:
Accounts receivable	(452)	(460)
Inventories	(705)	366
Prepaid income taxes	382	339
Other assets	(117)	(55)
Other non-current assets	(29)	(104)
Accounts payable	38	(150)
Accrued employee compensation and benefit costs	179	303
Accrued income taxes	7	-
Other accrued liabilities	111	(443)
Net cash generated in operating activities	1,950	1,885
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(435)	(312)
Proceeds from Certificates of Deposit	-	242
Net cash used in investing activities	(435)	(70)
Cash flows related to financing activities:
Principal payments on long-term debt	(115)	(113)
Principal payments on capital lease related party	(60)	(59)
Cash dividend	(336)	(336)
Purchase of stock options	(517)	(573)
Net cash used in financing activities	(1,028)	(1,081)
Net increase in cash and cash equivalents	487	734
Cash and cash equivalents at beginning of period	4,447	3,825
Cash and cash equivalents at end of period	$4,934	$4,559

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ending September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated financial statements should be read in conjunction with the 2010 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $120,000 at September 30, 2011 and $117,000 at December 31, 2010.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of net realizable value and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $703,000 and $651,000 at September 30, 2011 and December 31, 2010, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding one year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, a consolidated New York State income tax return and separate Pennsylvania, Arkansas and Texas state income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2011 or December 31, 2010, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and nine months ended September 30, 2011 and 2010.

Supplemental cash flow information

Income taxes paid during the three months ended September 30, 2011 and 2010 amounted to approximately $291,000 and $62,000, respectively, and amounted to $517,000 and $475,000 for the nine months ended September 30, 2011 and 2010, respectively. Interest paid during the three months ended September 30, 2011 and 2010 amounted to approximately $14,000 and $16,000, respectively, and amounted to $44,000 and $50,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company reduced its tax liability by approximately $156,000 related to the surrender of unexercised stock options recorded as an increase to capital in excess of par value.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at September 30, 2011 and December 31, 2010.

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

Pending Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05) which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	September 30,	December 31,
	2011	2010
	($000’s omitted)
Raw materials and common parts	$5,427	$5,491
Work-in-process	4,250	3,358
Finished goods	2,060	2,183
Total inventories, net of reserve	$11,737	$11,032

4.	Property, Plant and Equipment

	September 30,	December 31,
	2011	2010
	($000’s omitted)
Land	$25	$25
Buildings	7,138	7,060
Machinery, equipment and tooling (including capital lease)	12,799	12,444
	19,962	19,529
Less accumulated depreciation and amortization	(13,863)	(13,370)
Total property, plant and equipment	$6,099	$6,159

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2011 and December 31, 2010, accumulated amortization on the building amounted to approximately $2,390,000 and $2,293,000, respectively. Amortization expense amounted to $32,000 and $31,000 for the three month periods ended September 30, 2011 and 2010, respectively, and amounted to $97,000 and $98,000 for the nine month periods ended September 30, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with related party. As of September 30, 2011 and December 31, 2010, accumulated amortization on the machinery and equipment amounted to approximately $161,000 and $98,000, respectively. Amortization expense amounted to $21,000 for the three month periods ended September 30, 2011 and 2010, respectively, and amounted to $63,000 for the nine month periods ended September 30, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements.

Depreciation expense amounted to $108,000 and $105,000 for the three month periods ended September 30, 2011 and 2010, respectively, and amounted to $332,000 and $316,000 for the nine month periods ended September 30, 2011 and 2010, respectively. The combined depreciation and amortization expense were $163,000 and $159,000 for the three month periods ended September 30, 2011 and 2010, respectively, and amounted to $498,000 and $483,000 for the nine month periods ended September 30, 2011 and 2010, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	September 30,	December 31,
	2011	2010
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly
at a floating rate (0.44% at September 30, 2011) (A)	$3,130	$3,130
Term loan payable to a financial institution;
interest at LIBOR plus 2%, (2.22% at September 30, 2011);
quarterly principal payments of $26,786 through the
fourth quarter of 2011	26	107
Secured term loan payable to a government agency;
monthly payments of $1,950 including interest
fixed at 3% payable through fourth quarter of 2015	92	107
Secured term loan payable to a government agency;
monthly principal payments of approximately $2,100 with
interest waived payable through second quarter of 2012	18	37
	3,266	3,381
Less current portion	(235)	(323)
	$3,031	$3,058

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

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at September 30, 2011 and December 31, 2010.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2011 and December 31, 2010, the Company was in compliance with its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500, which include an imputed fixed interest rate of 2.00%, commenced November 3, 2009 and will continue through the fourth quarter of 2016. At September 30, 2011, the present value of the minimum lease payment is approximately $435,000 (after subtracting approximately $23,000 of imputed interest).

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2011 and December 31, 2010.

The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction and in the states of New York, Pennsylvania, Arkansas and Texas. During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax returns for the years 2005 through 2007. In the third quarter of 2010, the examination was completed and resulted in no change to the Company’s originally filed returns. Also, during the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal Income tax returns for years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the originally filed returns. The 2008 and 2010 federal and state tax returns remain open for potential examination by taxing authorities.

8.	Shareholders’ Equity

			($000’s omitted except for share data)
	Common stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	Par Value	earnings	ESOP	stock	Loss	Equity
Balance December 31, 2010	2,614,506	$523	$13,491	$11,467	$(1,367)	$(2,724)	$(78)	$21,312
Net income	-	-	-	2,038	-	-	-	2,038
Surrender of unexercised stock
options, net of tax benefit	-	-	156	(517)	-	-	-	(361)
Cash dividend	-	-	-	(336)	-	-	-	(336)
Balance September 30, 2011	2,614,506	$523	$13,647	$12,652	$(1,367)	$(2,724)	$(78)	$22,653

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2011, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the nine month periods ended September 30, 2011 and 2010.

Consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, certain option holders elected on July 12, 2011 to surrender 112,000 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $517,000. A tax benefit, to the Company, of approximately $156,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		($000’s omitted except per share data)
Net income	$904	$205	$2,038	$1,606
Weighted average common shares
outstanding (basic)	1,982	1,961	1,982	1,961
Incremental shares from assumed
conversions of stock options	89	167	117	168
Weighted average common
shares outstanding (diluted)	2,071	2,128	2,099	2,129
Basic
Net income per share	$0.46	$0.10	$1.03	$0.82
Diluted
Net income per share	$0.44	$0.10	$0.97	$0.75

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three and nine month periods ended September 30, 2011 and 2010 and future minimum payments under such leases are not material to consolidated financial statements. The Company also leases certain real and personal property being accounted for under capital leases. See also Note 4, Property, Plant and Equipment, Note 5, Long-Term Debt and Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 6, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property operating lease agreement, with the same related party, which provides for annual rental of $60,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, which includes the Company receiving a mortgage at below market rate having a term of ten or more years, the Company will be required to purchase the building at the appraised value of $506,000. If the Company does not receive such incentives, the Company may exercise the purchase option in its sole discretion. The Company did not exercise its purchase option, but, in 2010, the lessor and the Company extended the lease including purchase option through November 2011. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of the Company’s President/COO is the sole shareholder of the company that is leasing/selling the assets. Purchases of inventory from the related party amounted to $0 and $27,000 during the first nine months of 2011 and 2010, respectively.

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

As of September 30, 2011, the Company had identifiable assets of approximately $30,010,000 ($28,506,000 – December 31, 2010) of which approximately $15,520,000 ($15,342,000 – December 31, 2010) was for ATG and approximately $14,490,000 ($13,164,000 – December 31, 2010) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Revenues from unaffiliated customers	$15,817	$13,713	$9,679	$9,720	$25,496	$23,433
Cost of goods sold, exclusive of
depreciation and amortization	(10,571)	(9,135)	(7,876)	(7,704)	(18,447)	(16,839)
Selling, general and administrative	(2,201)	(2,189)	(1,556)	(1,493)	(3,757)	(3,682)
Interest expense	(37)	(42)	(7)	(8)	(44)	(50)
Depreciation and amortization	(319)	(311)	(179)	(172)	(498)	(483)
Other income, net	153	16	11	13	164	29
Net income (loss) before income
tax provision	$2,842	$2,052	$72	$356	$2,914	$2,408
Capital expenditures	$151	$203	$284	$109	$435	$312

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,,		September 30,
	2011	2010	2011	2010	2011	2010
Revenues from unaffiliated customers	$5,409	$4,636	$3,399	$2,710	$8,808	$7,346
Cost of good sold, exclusive of
depreciation and amortization	(3,522)	(3,164)	(2,762)	(2,479)	(6,284)	(5,643)
Selling, general and administrative	(704)	(731)	(500)	(494)	(1,204)	(1,225)
Interest expense	(12)	(14)	(2)	(2)	(14)	(16)
Depreciation and amortization	(105)	(102)	(58)	(57)	(163)	(159)
Other income, net	145	1	5	5	150	6
Income (loss) before income
tax provision (benefit)	$1,211	$626	$82	$(317)	$1,293	$309
Capital expenditures	$70	$126	$180	$80	$250	$206

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products.

14.	Subsequent Events

On November 8, 2011, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on December 16, 2011 to shareholders of record on November 28, 2011 and will be approximately $336,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Discussion

During the three months ended September 30, 2011 and 2010 approximately 42% and 39%, respectively, and 40% and 43% for the nine months ended September 30, 2011 and 2010, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the sales revenues for both the ATG’s and CPG’s operations. The Company is optimistic relative to these continuing opportunities and recognizes that sales to the government are affected by defense budgets, U.S. foreign/domestic policies, policies of other nations, the level of military operations and other factors. Therefore, it is difficult to predict the specific impact of these factors on future financial results.

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

Results of Operations

The following tables compare the Company’s consolidated statements of income data for the nine and three months ended September 30, 2011 and 2010 ($000’s omitted).

	Nine Months Ended September 30,
					2011 vs. 2010
	2011		2010		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$15,817	62.0%	$13,713	58.5%	$2,104	15.3%
Consumer Products	9,679	38.0%	9,720	41.5%	(41)	(0.4%)
	25,496	100.0%	23,433	100.0%	2,063	8.8%
Cost of goods sold, exclusive of
depreciation and amortization	18,447	72.4%	16,839	71.9%	1,608	9.5%
Selling, general and administrative	3,757	14.7%	3,682	15.7%	75	2.0%
Depreciation and amortization	498	2.0%	483	2.1%	15	3.1%
Total costs and expenses	22,702	89.1%	21,004	89.7%	1,698	8.1%
Operating income, net	2,794	10.9%	2,429	10.3%	365	15.0%
Interest expense	44	0.2%	50	0.2%	(6)	(12.0%)
Other income, net	(164)	(0.6%)	(29)	(0.1%)	(135)	465.5%
Income tax provision	876	3.4%	802	3.4%	74	9.2%
Net income	$2,038	7.9%	$1,606	6.8%	$432	26.9%

	Three Months Ended September 30,
					2011 vs. 2010
	2011		2010		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,409	61.4%	$4,636	63.1%	$773	16.7%
Consumer Products	3,399	38.6%	2,710	36.9%	689	25.4%
	8,808	100.0%	7,346	100.0%	1,462	19.9%
Cost of goods sold, exclusive of
depreciation and amortization	6,284	71.3%	5,643	76.8%	641	11.4%
Selling, general and administrative	1,204	13.7%	1,225	16.7%	(21)	(1.7%)
Depreciation and amortization	163	1.9%	159	2.2%	4	2.5%
Total costs and expenses	7,651	86.9%	7,027	95.7%	624	8.9%
Operating income, net	1,157	13.1%	319	4.3%	838	262.7%
Interest expense	14	0.2%	16	0.2%	(2)	(12.5%)
Other income, net	(150)	(1.7%)	(6)	(0.1%)	(144)	2400.0%
Income tax provision	389	4.4%	104	1.4%	285	274.0%
Net income	$904	10.2%	$205	2.8%	$699	341.0%

Revenue

The Company’s consolidated revenues increased approximately $1,462,000 or 19.9% for the three month period ended September 30, 2011 and $2,063,000 or 8.8% for the nine month period ended September 30, 2011 when compared to the same three and nine month periods in 2010. The increase is due to increased commercial shipments across various product lines at the Advanced Technology Group (ATG) for the three and nine month periods ended September 30, 2011 and increased shipments under government contracts for the three month period ended September 30, 2011 at the Consumer Products Group (CPG). Procurements and timing of shipments under Government contracts at the CPG may, at times, significantly impact operating results from period to period.

Cost of Goods Sold

Cost of goods sold as a percentage of sales decreased from 76.8% to 71.3% for the three month period ended September 30, 2011 mainly due to the growth in ATG sales allowing revenues to exceed break-even point by a greater margin. Cost of goods sold as a percentage of revenues increased from 71.9% to 72.4% for the nine month period ended September 30, 2011 when compared to the same period in 2010 mainly due to an approximate $79,000 increase in reserve for slow-moving inventory at CPG and the write off start up costs associated with new product lines/products and development efforts in the amount of approximately $464,000 compared to $531,000 for the nine month periods ended September 30, 2011 and 2010.  Variations in cost of goods sold as a percentage of sales is also largely dependent upon the mix of product sold within the operating groups as well as the relative percentage of each operating group’s sales to total consolidated sales.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of revenue decreased from 16.7% to 13.7% for the three month period ended September 30, 2011 and 15.7% to 14.7% for the nine month period ended September 30, 2011 as compared to the same periods in 2010 mainly due to increased shipments and revenues combined with cost containment. Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, accounting, professional, legal and information technology costs. Selling, general and administrative expenses remained relatively consistent for the three month period ended September 30, 2011 and increased $75,000 for the nine month period ended September 30, 2011, respectively, when compared to the same periods in 2010 mainly due to increased salaries and wages at both the ATG and CPG partially offset by decreases in professional and consulting expenses.

Interest Expense

Interest expense decreased for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 due to the decrease in average outstanding debt and interest rates. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income has increased for the three and nine month periods ended September 30, 2011 when compared to the same three and nine month periods in 2010.

Income Taxes

The Company’s effective tax rate was approximately 30.1% and 33.3% for the three and nine month periods ended September 30, 2011 and 2010, respectively. The effective tax rate reflects the annual effective rate for federal and state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004 and decreased due to benefits relating to R&D tax credits. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Net Income

Net income increased for the three month period ended September 30, 2011 $699,000 or 341.0% and increased $432,000 or 26.9% for the nine month period when compared to the same periods ended September 30, 2010. The increase in net income is primarily the result of increases in revenues and shipments combined with continued cost containment activities and negotiated pricing to maintain product margins.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt. At September 30, 2011, the Company had working capital of approximately $20,123,000 ($18,838,000 – December 31, 2010) of which approximately $4,934,000 ($4,447,000– December 31, 2010) was comprised of cash and cash equivalents.

The Company generated approximately $1,950,000 in cash from operations during the nine months ended September 30, 2011 as compared to generating $1,885,000 during the nine months ended September 30, 2010. Cash was generated primarily through net income and timing differences on prepaid income taxes and accrual items. The primary use of cash for the Company’s operating activities for the nine months ended September 30, 2011 include working capital requirements, mainly accounts receivable, inventory and prepayments on insurances and payments for property taxes. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first nine months of 2011 included current principal payments on long-term debt, as well as approximately $336,000 for a cash dividend paid on May 20, 2011 to shareholders of record on April 29, 2011. The Company expended approximately $435,000 for capital expenditures. The Company also expended $517,000 to purchase outstanding stock options.

At September 30, 2011, there are no material commitments for capital expenditures. The Company also has an unsecured $1,000,000 line of credit on which there is no balance outstanding at September 30, 2011. If needed, this can be used to fund cash flow requirements. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2011 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and nine month periods ended September 30, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

(c)   Company Purchases of Company’s Equity Securities

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2011, the Company has purchased 238,088 shares during prior periods and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the three or nine month periods ended September 30, 2011 and 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer dated August 12, 2011

10.2*	Amendment to employment contract for Nicholas D. Trbovich, Jr., President/COO dated August 12, 2011

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 8, 2011

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer