Form 10-K
period 2011-12-31
SERVOTRONICS INC /DE/
filed 2012-03-29
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐                    No ☒

Based on the closing price of the Common Stock on June 30, 2011 ($8.94) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,773,173.

As of February 29, 2012 the number of $.20 par value common shares outstanding was 2,309,371.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

During the Company’s 2011 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 18% of the Company’s sales as compared to 21% in 2010. The Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 25% in 2011 and 22% in 2010 of the Company’s consolidated sales. The Company also had sales to another ATG customer that amounted to approximately 10% of total revenues in 2011 and 9% in 2010. No other single customer represented more than 10% of the Company’s consolidated revenues in either of these years.

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

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Company’s Consumer Products Group (CPG) also sells its cutlery products (principally machetes, bayonets, survival knives, kitchen knives and scissors) to various branches of the United States Government which accounted for approximately 20% of the Company’s consolidated revenues in 2011 as compared to 21% in 2010. No other single customer of the CPG represented more than 10% of the Company’s consolidated sales in 2011. The Company sells its products through its own sales personnel and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 12, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2011 and 2010 fiscal years was not significant.

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

Employees

The Company, at December 31, 2011, had approximately 285 employees of which approximately 271 are full time; 231 in Western New York, 20 in Pennsylvania and 20 in Arkansas. Approximately 82% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities.

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

The Bond was originally issued in the principal amount of $5,000,000 and, after a series of timely payments of principal and interest by the Company in accordance with the governing agreements, the outstanding Bond principal indebtedness has been reduced to approximately $3.0 million as of December 31, 2011. When the Bond indebtedness has been fully paid, the Company has the right to purchase the Facility for a nominal sum.

The properties in Franklinville, New York and Titusville, Pennsylvania are owned by the Company with no related encumbrances.

As previously reported by the Company, in November 2009 the Company became the operating lessee of real property located in Nashville, Arkansas. The lessor is a related party. The lease was for a period of one year and conferred on the Company an option to purchase the property at the appraised value of $506,000. The lease expired in November 2010, was extended until November 2011, and extended again until November 2012. The Company has not exercised its purchase option. In the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for additional information.

The Company is currently reviewing its manufacturing efficiencies at the Company’s various locations and facilities for the manufacture of CPG products. Certain of the operations and facilities are expected to benefit from the evaluations and/or possible consolidation from the perspective of the manufacturing cycle, available manufacturing techniques and current technologies. It appears that the results of this evaluation may result in recommendations for the expansion of manufacturing at the more efficient locations that have the capacity for expansion and the appropriate corresponding consolidation of other CPG manufacturing capabilities. This analysis in combination with current insurance and/or property tax rates may result in initial non-recurring charges that may be expensed immediately upon their determination and have inherent benefit paybacks from manufacturing efficiencies and/or reductions in ongoing insurance and/or property tax rates as such savings are realized.

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

Item 4.                         Mine Safety Disclosures

Not applicable.

PART II

Item 5.                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Price Range of Common Stock

 The following table shows the range of high and low prices for the Company’s common stock as reported by the NYSE Amex (symbol SVT) for 2011 and 2010.

		High	Low
2011
	Fourth Quarter	$9.37	$8.26
	Third Quarter	9.24	8.18
	Second Quarter	9.51	8.59
	First Quarter	9.79	8.29
2010
	Fourth Quarter	$10.25	$8.05
	Third Quarter	10.00	8.15
	Second Quarter	10.04	8.03
	First Quarter	11.00	8.21

(b)	Approximate Number of Holders of Common Stock

Title	Approximate number of
of	record holders (as of
class	February 29, 2012)
Common Stock, $.20 par value per share	386

(c)	Dividends on Common Stock

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

On November 8, 2011, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on December 16, 2011 to shareholders of record on November 28, 2011 and was approximately $346,000 in the aggregate. This dividend does not represent that the Company will pay dividends on a regular or scheduled basis.

(d)	Company Purchases of Company’s Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – December 31, 2011	-	-	-	211,912
Total	-	-	-	211,912

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 29, 2012 the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program. There were no shares repurchased under the program during 2011 and 2010. See also Item 12.

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

Management Discussion

During the years ended December 31, 2011 and 2010, approximately 39% and 43%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of 2011 to 2010, due to decreased government shipments at the ATG partially offset by an increase in government shipments at the CPG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain airliner delivery ramp-ups and other delivery stretch-outs being considered and to a lesser degree, being implemented which in turn may adversely affect the Company’s sales revenues in 2012 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers final delivery determinations that may be based on changes in the global economy and other factors.

The Company’s CPG develops new commercial products and products for government and military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and world stimulus plans and the difficulty to accurately project the net effect of the vagaries inherent in the government procurement process and programs. The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

See also Note 12, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2011 as Compared to 2010

            The following table compares the Company’s statements of income data for the twelve months ended December 31, 2011 and 2010 ($000’s omitted).

	Twelve Months Ended December 31,
					2011 vs. 2010
	2011		2010		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$21,816	63.8%	$19,301	61.0%	$2,515	13.0%
Consumer Products	12,365	36.2%	12,358	39.0%	7	0.1%
	34,181	100.0%	31,659	100.0%	2,522	8.0%
Cost of goods sold, exclusive
of depreciation and amortization	25,278	74.0%	22,900	72.3%	2,378	10.4%
Selling, general and administrative	5,019	14.7%	5,001	15.8%	18	0.4%
Depreciation and amortization	686	2.0%	664	2.1%	22	3.3%
Total costs and expenses	30,983	90.7%	28,565	90.2%	2,418	8.5%
Operating income	3,198	9.3%	3,094	9.8%	104	3.4%
Interest expense	65	0.2%	74	0.2%	(9)	(12.2%)
Other income, net	(162)	(0.5%)	(28)	(0.1%)	(134)	478.6%
Income tax provision	669	2.0%	920	2.9%	(251)	(27.3%)
Net income	$2,626	7.6%	$2,128	6.8%	$498	23.4%

Revenue

The Company’s consolidated revenues increased approximately $2,522,000 or 8.0% for the twelve month period ended December 31, 2011 when compared to the same period in 2010. The increase in sales is the result of increased commercial shipments at the ATG. The increase in shipments is the result of increased demand from new and existing customers across various product lines.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased from 72.3% to 74.0% for the twelve month period ended December 31, 2011 when compared to the same period in 2010 mainly due to the write off of start up costs associated with new product lines in the amount of approximately $700,000 compared to $500,000 for the twelve month periods ended December 31, 2011 and 2010. Variations in cost of goods sold as a percentage of sales is also largely dependent upon the mix of product sold within the operating groups as well as the relative percentage of each operating group’s sales to total consolidated sales.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments and technical developments in new machinery as well as investment and development of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $18,000 or 0.4% for the twelve month period ended December 31, 2011 compared to the same period in 2010. Approximately 29% of selling, general and administrative expenses is attributable to the sale and marketing of products. This includes costs of internal and external sales force and active promotion and development of new and existing products. Selling costs increased approximately $78,000 or 5% when comparing the twelve month period ended December 31, 2011 to the same period in 2010 mainly due to additional costs associated with shipments to customers.

Labor and labor related expenses for general and administrative support account for approximately 45% of total SG&A. These costs increased approximately $61,000 mainly due to increased salaries and wages at the ATG when comparing the twelve month period ended December 31, 2011 to the same period in 2010. These increases were offset by decreases of approximately $136,000 in other SG&A expenses for consulting, legal and professional services.

Interest Expense

Interest expense decreased for the twelve month period ended December 31, 2011 compared to the same period in 2010 primarily due to the decrease in the average outstanding debt. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased for the twelve month period ended December 31, 2011 compared to the same period in 2010. Depreciation expense fluctuates due to estimated useful lives of depreciable property (as identified in Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes
The Company’s effective tax rate was 20.3% in 2011 and 30.1% in 2010. The effective tax rate in both years reflects state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The effective tax rate decreased during 2011 as compared to 2010 primarily due to 2011 including additional benefits relating to ESOP dividend payments and other federal tax incentives. See also Note 7, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Net income increased $498,000 or 23.4% when comparing the twelve month period ended December 31, 2011 to the same period in 2010. The increase in net income is primarily the result of increases in revenues at the Company’s Advanced Technology Group combined with cost containment activities and negotiated pricing to maintain product margins as well as a decrease in tax expense due to the lower effective tax rate.

Results of Operations - Year 2010 as Compared to 2009

The following table compares the Company’s statements of income data for the twelve months ended December 31, 2010 and 2009 ($000’s omitted).

	Twelve Months Ended December 31,
					2010 vs. 2009
	2010		2009		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$19,301	61.0%	$18,000	54.5%	$1,301	7.2%
Consumer Products	12,358	39.0%	15,008	45.5%	(2,650)	(17.7%)
	31,659	100.0%	33,008	100.0%	(1,349)	(4.1%)
Cost of goods sold, exclusive
of depreciation and amortization	22,900	72.3%	24,968	75.6%	(2,068)	(8.3%)
Selling, general and administrative	5,001	15.8%	4,948	15.0%	53	1.1%
Depreciation and amortization	664	2.1%	564	1.7%	100	17.7%
Total costs and expenses	28,565	90.2%	30,480	92.3%	(1,915)	(6.3%)
Operating income	3,094	9.8%	2,528	7.7%	566	22.4%
Interest expense	74	0.2%	84	0.3%	(10)	(11.9%)
Other income	(28)	(0.1%)	(62)	(0.2%)	34	(54.8%)
Income tax provision	920	2.9%	603	1.8%	317	52.6%
Net income	$2,128	6.8%	$1,903	5.8%	$225	11.8%

Revenue

The Company’s consolidated revenues decreased approximately $1,349,000 or 4.1% for the twelve month period ended December 31, 2010 when compared to the same period in 2009. The decrease in revenue is the result of decreased shipments for government related applications at both operating groups. Shipments for government applications were down approximately $3,400,000 as a result of contract completion at CPG. Procurement and time of shipment under Government contracts can significantly impact operating results from period to period.

Cost of Goods Sold

Cost of goods sold as a percentage of sales decreased for the twelve month period ended December 31, 2010 when compared to the same period in 2009. The decrease is primarily the result of the mix of product sold within the ATG and CPG as well as a larger percentage (61% in 2010 as compared to 55% in 2009) of the total consolidated sales coming from the ATG which generally recognizes higher profit margins. Also during the twelve month period ended December 31, 2010, there were no reserves for cost overruns at year-end while there were approximately $250,000 during the twelve month period ended December 31, 2009 that negatively impacted gross margins.

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

Net Income

Net income increased $225,000 or 11.8% when comparing the twelve month period ended December 31, 2010 to the same period in 2009. The increase in net income is primarily the result of increases in revenues at the Company’s Advanced Technology Group. The Company improved the margin on sales at both the ATG and CPG because of the mix of products sold as well as successful cost containment activities.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt. At December 31, 2011, the Company had working capital of approximately $20,483,000 ($18,838,000 – 2010) of which approximately $4,948,000 ($4,447,000 – 2010) was comprised of cash and cash equivalents.

The Company generated approximately $2,602,000 in cash from operations during the twelve months ended December 31, 2011 as compared to $1,932,000 during the twelve months ended December 31, 2010. Cash was generated from operations through net income as well as timing differences of prepaid income taxes. The primary uses of cash for the Company’s operating activities for the twelve months ended December 31, 2011 include payments of approximately $511,000 in income taxes, increases in accounts receivable of $604,000 and increases of $697,000 in inventory. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increased inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the twelve months ended December 31, 2011 included approximately $323,000 of current principal payments on long-term debt, as well as approximately $682,000 for cash dividends paid on May 20, 2011 and December 16, 2011 and $517,000 to purchase unexercised outstanding stock options. The Company also expended approximately $608,000 for capital expenditures.

At December 31, 2011, there are no material commitments for capital expenditures.

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at December 31, 2011 or 2010. If needed, this can be used to fund cash flow required for operations. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2012 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt this new pronouncement in the first quarter of 2012. The Company is currently evaluating which presentation option it will utilize for reporting comprehensive income in its consolidated financial statements.

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

None.

Item 9A.                      Controls and Procedures

(i)       Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)      Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

(iii)     Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year or such information will be included by amendment to this Form 10-K.

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

Item 11.                      Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2011.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	108,500	$3.60	0

Equity compensation plans not approved by security holders	0	0	0
Total	108,500	$3.60	0

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” included in Item 5 of this Form 10-K.

Item 13.                      Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.                      Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year or such information will be included by amendment to this Form 10-K.

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

4.10	Shareholder Rights Plan dated as of August 27, 2002 (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed with the SEC on August 27, 2002)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 10-Q filed with the SEC on August 12, 2011)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(3) to the Company’s Form 8-K filed with the SEC on July 10, 2008)

10.4*	Employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.5*	Amendment to employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10(A)(3) to the Company’s Form 10-Q filed with the SEC August 12, 2011)

10.6*	Amendment to employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10(A)(6) to the Company’s Form 8-K filed with the SEC July 10, 2008)

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

10.13
Land Lease Agreement between TSV, Inc. (wholly-owned subsidiary of the Registrant) and the ECIDA dated as of May 1, 1992, and Corporate Guaranty of the Registrant dated as of May 1, 1992 (Incorporated by reference to Exhibit 10(D)(9) to the Company’s Form 10-KSB for the year ended December 31, 1992)

10.14
Amendment to Land Lease Agreement and Interim Lease Agreement dated November 19, 1992 (Incorporated by reference to Exhibit 10(D) (11) to the Company’s Form 10-KSB for the year ended December 31, 1993)

10.15
Lease Agreement dated as of December 1, 1994 between the Erie County Industrial Development Agency (“ECIDA”) and TSV, Inc. (Incorporated by reference to Exhibit 10(D)(11) to the Company’s Form 10-KSB for the year ended December 31, 1994)

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

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009)

23.1	Consent of Freed Maxick CPAs, P.C. (Formerly known as Freed Maxick & Battaglia, CPAs, PC) (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SERVOTRONICS, INC.

March 29, 2012	By	/s/ Dr. Nicholas D. Trbovich,
Dr. Nicholas D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicholas D. Trbovich	Chief Executive Officer,	March 29, 2012
Dr. Nicholas D. Trbovich	Chairman of the
Board and Director

/s/ Nicholas D. Trbovich Jr.	President, Chief Operating Officer
Nicholas D. Trbovich Jr.	and Director	March 29, 2012

/s/ Cari L. Jaroslawsky	Chief Financial Officer,	March 29, 2012
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges, Esq.	Director	March 29, 2012
Donald W. Hedges, Esq.

/s/ Dr. William H. Duerig	Director	March 29, 2012
Dr. William H. Duerig

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2011 and 2010	F3

Consolidated Statements of Income for the years ended December 31, 2011 and 2010	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F5

Notes to Consolidated Financial Statements	F6-F18

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Servotronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C. (Formerly known as Freed Maxick & Battaglia, CPAs, PC)
Buffalo, New York

March 29, 2012

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,948	$4,447
Accounts receivable, net	6,031	5,427
Inventories, net	11,607	11,032
Prepaid income taxes	133	226
Deferred income taxes	754	567
Other assets	505	352
Total current assets	23,978	22,051
Property, plant and equipment, net	6,103	6,159
Other non-current assets	342	296
Total Assets	$30,423	$28,506
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$202	$323
Current portion of capital lease related party	81	81
Accounts payable	1,451	1,247
Accrued employee compensation and benefit costs	1,434	1,332
Other accrued liabilities	327	230
Total current liabilities	3,495	3,213
Long-term debt	2,855	3,058
Long-term portion of capital lease related party	333	414
Deferred income taxes	496	509
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,074,257 (1,981,877 - 2010) shares	523	523
Capital in excess of par value	13,774	13,491
Retained earnings	12,490	11,467
Accumulated other comprehensive loss	(67)	(78)
Employee stock ownership trust commitment	(1,266)	(1,367)
Treasury stock, at cost 305,135 (377,135-2010) shares	(2,210)	(2,724)
Total shareholders’ equity	23,244	21,312
Total Liabilities and Shareholders’ Equity	$30,423	$28,506

See notes to consolidated financial statements

-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)

	Years Ended
	December 31,
	2011	2010
Revenue	$34,181	$31,659
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	25,278	22,900
Selling, general and administrative	5,019	5,001
Interest expense	65	74
Depreciation and amortization	686	664
Other income, net	(162)	(28)
	30,886	28,611
Income before income tax provision	3,295	3,048
Income tax provision	669	920
Net income	$2,626	$2,128

Income per share:
Basic
Net income per share	$1.31	$1.08
Diluted
Net income per share	$1.24	$1.01

See notes to consolidated financial statements

-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Years Ended
	December 31,
	2011	2010
Cash flows related to operating activities:
Net income	$2,626	$2,128
Adjustments to reconcile net income to net cash generated in operating activities -
Depreciation and amortization	686	664
Deferred income taxes (benefit)	(206)	(23)
Increase in inventory reserve	122	103
Change in assets and liabilities:
Accounts receivable	(604)	(1,340)
Inventories	(697)	391
Prepaid income taxes	376	161
Other assets	(168)	98
Other non-current assets	(54)	(104)
Accounts payable	204	132
Accrued employee compensation and benefit costs	119	246
Other accrued liabilities	97	(625)
Employee stock ownership trust payment	101	101
Net cash generated in operating activities	2,602	1,932
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(608)	(492)
Proceeds from certificates of deposit	-	495
Net cash (used) generated in investing activities	(608)	3
Cash flows related to financing activities:
Principal payments on long-term debt	(323)	(323)
Principal payments on capital lease related party	(81)	(81)
Cash dividend	(682)	(336)
Purchase of stock options	(517)	(573)
Proceeds from exercise of stock options	110	-
Net cash used in financing activities	(1,493)	(1,313)
Net increase in cash and cash equivalents	501	622
Cash and cash equivalents at beginning of year	4,447	3,825
Cash and cash equivalents at end of year	$4,948	$4,447

Supplemental disclosures:
Income taxes paid	$511	$754
Interest paid	$65	$74

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $101,000 at December 31, 2011 and $117,000 at December 31, 2010.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all cost incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $773,000 and $651,000 at December 31, 2011 and 2010, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding one year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

-F6-

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, a consolidated New York State income tax return and a separate Pennsylvania, Arkansas and Texas state income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2011 or 2010, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2011 and 2010.

During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax returns for the years 2005 through 2007. In the third quarter of 2010, the examination was completed and resulted in no change to the Company’s originally filed returns. Also, during the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the Company’s originally filed returns. The 2008 through 2010 federal and state tax returns remain open under statute.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

-F7-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2011 and 2010.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt this new pronouncement in the first quarter of 2012. The Company is currently evaluating which presentation option it will utilize for reporting comprehensive income in its consolidated financial statements.

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain balances as of December 31, 2010 were reclassified to conform with classifications adopted in the current year.

2.            Inventories

	December 31,
	2011	2010
	($000’s omitted)

Raw materials and common parts	$5,727	$5,491
Work-in-process	3,511	3,358
Finished goods	2,369	2,183
Total inventories, net of reserve	$11,607	$11,032

3.            Property, Plant and Equipment

	December 31,
	2011	2010
	($000’s omitted)

Land	$25	$25
Buildings	7,181	7,060
Machinery, equipment and tooling (including capital lease)	12,930	12,444
	20,136	19,529
Less accumulated depreciation and amortization	(14,033)	(13,370)
Total property, plant and equipment	$6,103	$6,159

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2011 and 2010, accumulated amortization on the building amounted to approximately $2,423,000 and $2,293,000, respectively. Amortization expense amounted to $130,000 for the twelve month periods ended December 31, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 4, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with a related party. As of December 31, 2011 and 2010, accumulated amortization on the machinery and equipment amounted to approximately $182,000 and $98,000, respectively. Amortization expense amounted to $84,000 for each of the twelve month periods ended December 31, 2011 and 2010, respectively. The associated current and long-term liabilities are discussed in Note 5, Capital Lease – Related Party, of the accompanying consolidated financial statements.

Depreciation expense amounted to $449,000 and $427,000 for the twelve month periods ended December 31, 2011 and 2010, respectively. The combined depreciation and amortization expense were $686,000 and $664,000 for the twelve month periods ended December 31, 2011 and 2010, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

-F9-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.            Long-Term Debt

	December 31,
	2011	2010
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.38% at December 31, 2011)(A)	$2,960	$3,130

Term loan payable to a financial institution; interest at LIBOR plus 2%; quarterly principal payments of $26,786 through the fourth quarter of 2011	-	107

Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	86	107

Secured term loan payable to a government agency; monthly principal payments of approximately $2,200 with interest waived payable through second quarter of 2012	11	37
	3,057	3,381
Less current portion	(202)	(323)
	$2,855	$3,058

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

Principal maturities of long-term debt are as follows: 2012 - $202,000, 2013 - $192,000, 2014 - $2,642,000 and 2015 - $21,000.

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at December 31, 2011 or 2010.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2011 and 2010, the Company was in compliance with its debt covenants.

5.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines which was appropriately disclosed in the Company’s Form 8-K filing on November 3, 2009. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 and will continue through the fourth quarter of 2016. At December 31, 2011 the present value of the minimal lease payment is approximately $414,000 (after subtracting approximately $21,000 of imputed interest).

-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate payments required under the capital lease subsequent to December 31, 2011 are as follows: 2012 - $90,000, 2013 - $90,000, 2014 - $90,000, 2015 - $90,000 and 2016 - $75,000.

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

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE Amex, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2011.

Since inception of the ESOP, approximately 437,082 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2011 and 2010 approximately 235,114 and 255,494 shares, respectively, purchased by the ESOP remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2011 and 2010. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2011 and 2010 is $316,395 and $295,477, respectively, and is being amortized into expense at a rate of approximately $38,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2011 and 2010 is approximately $67,000 and $78,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

7.             Income Tax Provision

There are no uncertain tax positions or unrecognized tax benefits for 2011 and 2010.

The income tax provision (benefit) for income taxes included in the consolidated statements of income consists of the following:

	2011	2010
	($000’s omitted)
Current:
Federal	$878	$929
State	(2)	14
	876	943
Deferred:
Federal	(167)	(4)
State	(40)	(19)
	(207)	(23)
	$669	$920

The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision (benefit) and the federal statutory income tax rate is as follows:

	2011	2010
Federal statutory rate	34.0%	34.0%
Deferred tax adjustment	(4.9%)	-
Business credits	(4.1%)	(1.8%)
ESOP dividend	(2.1%)	(1.2%)
Domestic production activities deduction	(2.1%)	(1.2%)
Other	0.3%	0.5%
State income taxes (less federal effect)	(0.8%)	(0.2%)
Effective tax rate	20.3%	30.1%

-F12-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, the deferred tax assets (liabilities) were comprised of the following:

	2011	2010
	($000’s omitted)
Inventories	$380	$300
Accrued employee compensation and benefit costs	373	347
Operating loss and credit carryforwards	300	59
Other	38	46
Minimum pension liability	39	-
Total deferred tax assets	1,130	752
Valuation allowance	(270)	(57)
Net deferred tax asset	860	695

Minimum pension liability	-	(57)
Property, plant and equipment	(602)	(580)
Total deferred tax liabilities	(602)	(637)
Net deferred tax asset	$258	$58

At December 31, 2011, the Company has New York State net operating loss carryforwards of approximately $453,000 (approximately a $2,000 net tax benefit) that begin to expire in 2019, which is fully reserved for at December 31, 2011. The Company has a State of Pennsylvania net operating loss carryforward of approximately $1,797,000 (approximately a $179,000 net tax benefit) that begins to expire in 2019, which is fully reserved for at December 31, 2011. The Company also has a State of Arkansas net operating loss carryforward of approximately $1,489,000 (approximately a $89,000 net tax benefit) that begins to expire in 2015, which is fully reserved for at December 31, 2011.

During the third quarter of 2009, the New York State Department of Taxation and Finance (NYS) commenced an examination of the Company’s New York State franchise tax returns for the years 2005 through 2007. In the third quarter of 2010, the examination was completed and resulted in no change to the Company’s originally filed returns. Also, during the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the Company’s originally filed returns. The 2008 through 2010 federal and state tax returns remain open under statute.

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Common Shareholders’ Equity

	Common stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOP	Treasury stock	Accumulated Other Comprehensive Loss	Total Shareholders Equity
	($000’s omitted except share amounts)
Balance December 31, 2009	2,614,506	$523	$13,296	$10,248	($1,468)	($2,724)	($61)	$19,814
Comprehensive income:
Net income	-	-	-	$2,128	-	-	-	$2,128
Other comprehensive income, net of tax Retirement benefits adjustment	-	-	-	-	-	-	(17)	(17)
Total comprehensive income	-	-	-	-	-	-	-	2,111
Compensation expense	-	-	-	-	101	-	-	101
Cash dividend	-	-	-	(336)	-	-	-	(336)
Surrender of unexercised options, net of tax benefit	-	-	195	(573)	-	-	-	(378)
Balance December 31, 2010	2,614,506	$523	$13,491	$11,467	($1,367)	($2,724)	($78)	$21,312
Comprehensive income:
Net income	-	-	-	$2,626	-	-	-	$2,626
Other comprehensive loss, net of tax Retirement benefits adjustment	-	-	-	-	-	-	11	11
Total comprehensive income	-	-	-	-	-	-	-	2,637
Compensation expense	-	-	-	-	101	-	-	101
Cash dividend	-	-	-	(682)	-	-	-	(682)
Surrender of unexercised options, net of tax benefit	-	-	176	(517)	-	-	-	(341)
Exercise of stock options, net of tax benefit	-	-	107	(404)	-	514	-	217
Balance December 31, 2011	2,614,506	$523	$13,774	$12,490	($1,266)	($2,210)	($67)	$23,244

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of February 29, 2012, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program.

Consistent with the Company’s current policy to reduce the number of outstanding Company shares thereby increasing the reported earnings per share, certain option holders elected on July 12, 2011 to surrender 112,000 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $517,000. A tax benefit, to the Company of approximately $176,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value. In the fourth quarter of 2011 certain option holders elected to exercise 78,000 options, of which 6,000 were bought back by the Company resulting in 72,000 net shares issued out of treasury stock. A tax benefit, to the Company, of approximately $107,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value.

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 4, 2011, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on May 20, 2011 to shareholders of record on April 29, 2011 and was approximately $336,000 in the aggregate. On November 8, 2011, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on December 16, 2011 to shareholders of record on November 28, 2011 and was approximately $346,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis.

Other Comprehensive Loss

The only component of accumulated other comprehensive loss included in equity at December 31, 2011 is $67,000 ($78,000 – 2010) of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits (see Note 6 Employee Benefit Plans). These amounts are shown net of income tax benefit of $39,000 ($46,000 – 2010).

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Unallocated ESOP shares are not included in the calculation of weighted average common shares outstanding. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise.

	Year Ended
	December 31,
	2011	2010
	($000’s omitted
	except per share data)

Net income	$2,626	$2,128
Weighted average common shares outstanding (basic)	1,997	1,964
Incremental shares from assumed conversions of stock options	112	145
Weighted average common shares outstanding (diluted)	2,109	2,109
Basic
Net income per share	$1.31	$1.08
Diluted
Net income per share	$1.24	$1.01

-F15-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share Based Payments

Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted options to certain Directors, Officers and employees. No options were granted and there was no corresponding stock based compensation in 2011 or 2010. At December 31, 2011, there were no stock options available for issuance as no awards are available to be granted after July 2, 2011 under the 2001 Long-Term Stock Incentive Plan. Options granted under this plan have durations of ten years and vesting periods ranging from immediate vesting to four years.

A summary of the status of options granted under all employee plans is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($)
Outstanding as of December 31, 2009	407,700	3.55	5.11
Granted in 2010	-	-
Exercised in 2010	-	-
Surrendered in 2010	101,200	3.73
Outstanding as of December 31, 2010	306,500	3.49	2.55
Granted in 2011	-	-
Expired in 2011	8,000	4.38
Exercised in 2011	78,000	2.05
Surrendered in 2011	112,000	4.33
Outstanding and exercisable as of December 31, 2011	108,500	3.60	2.96	586,025

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $9.00 at December 31, 2011. The total intrinsic value of options exercised during the year ended December 31, 2011 amounted to $497,340.

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

-F16-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in 2011 and 2010 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain personal property being accounted for under a capital lease. See also Note 3, Property, Plant and Equipment, Note 4, Long-Term Debt and Note 5, Capital Lease-Related Party, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 5, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. The Company has the option to purchase the building at the appraised value of $506,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building. The Company did not obtain the incentives and did not exercise its purchase option, but the lessor and the Company extended the lease including purchase option for another year. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the new subsidiary, which will result in a percentage payment which could be as low as zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of an officer of Servotronics, Inc. is a sole shareholder of the company that is leasing/selling the assets. Purchases for inventory from the related party amounted to $0 and $56,000 during 2011 and 2010 respectively.

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

-F17-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company had identifiable assets of approximately $30,423,000 ($28,506,000 – December 31, 2010) of which approximately $18,004,000 ($15,342,000 – December 31, 2010) was for ATG and approximately $12,419,000 ($13,164,000 – December 31, 2010) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Years ended		Years ended		Years ended
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Revenues from unaffiliated customers	$21,816	$19,301	$12,365	$12,358	$34,181	$31,659
Cost of goods sold, exclusive of depreciation	(14,710)	(12,943)	(10,568)	(9,957)	(25,278)	(22,900)
Selling, general and administrative	(3,034)	(3,023)	(1,985)	(1,978)	(5,019)	(5,001)
Interest expense	(56)	(63)	(9)	(11)	(65)	(74)
Depreciation and amortization	(431)	(417)	(255)	(247)	(686)	(664)
Other income, net	150	14	12	14	162	28
Net income (loss) before income tax provision	$3,735	$2,869	$(440)	$179	$3,295	$3,048
Capital expenditures	$271	$276	$337	$216	$608	$492

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for revenues of approximately $6,300,000 in 2011 and $6,700,000 in 2010. Similar contracts by the Consumer Products Group accounted for revenues of approximately $6,900,000 in 2011 and $6,800,000 in 2010. Sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 25% of total revenues in 2011 and 22% in 2010. The Company also had sales to another ATG customer that amounted to approximately 10% of total revenues in 2011 and 9% in 2010. No other single customer represented more than 10% of the Company’s revenues in any of these years.

-F18-