Form 10-Q
period 2012-03-31
SERVOTRONICS INC /DE/
filed 2012-05-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109
SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-0837866 (I. R. S. Employer Identification No.)

1110 Maple Street
                Elma, New York                              14059
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $.20 par value	2,386,871

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,009	$4,948
Accounts receivable, net	5,671	6,031
Inventories, net	11,747	11,607
Prepaid income taxes	106	133
Deferred income taxes	754	754
Other assets	833	505
Total current assets	24,120	23,978
Property, plant and equipment, net	6,022	6,103
Other non-current assets	344	342
Total Assets	$30,486	$30,423
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$195	$202
Current portion of capital lease related party	81	81
Accounts payable	1,331	1,451
Accrued employee compensation and benefit costs	1,711	1,434
Other accrued liabilities	183	327
Total current liabilities	3,501	3,495
Long-term debt	2,850	2,855
Long-term portion of capital lease related party	313	333
Deferred income taxes	496	496
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,083,257 (2,074,257 - 2011) shares	523	523
Capital in excess of par value	13,774	13,774
Retained earnings	12,507	12,490
Accumulated other comprehensive loss	(67)	(67)
Employee stock ownership trust commitment	(1,266)	(1,266)
Treasury stock, at cost 296,135 (305,135 -2011) shares	(2,145)	(2,210)
Total shareholders’ equity	23,326	23,244
Total Liabilities and Shareholders’ Equity	$30,486	$30,423

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue	$8,369	$8,275
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	6,773	6,209
Selling, general and administrative	1,332	1,297
Interest expense	13	15
Depreciation and amortization	171	167
Other income, net	(8)	(10)
	8,281	7,678
Income before income tax provision	88	597
Income tax provision	25	179
Net income	$63	$418

Income per share:
Basic
Net income per share	$0.03	$0.21
Diluted
Net income per share	$0.03	$0.19

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$63	$418
Other comprehensive income:
Retirement benefits adjustment	-	-
Total comprehensive income	$63	$418

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows related to operating activities:
Net income	$63	$418
Adjustments to reconcile net income to net cash generated (used) in operating activities:
Depreciation and amortization	171	167
Increase in inventory reserve	14	4
Change in assets and liabilities:
Accounts receivable	360	(551)
Inventories	(154)	(130)
Prepaid income taxes	27	170
Other assets	(328)	(327)
Other non-current assets	(2)	(6)
Accounts payable	(120)	(44)
Accrued employee compensation and benefit costs	274	231
Other accrued liabilities	(144)	(50)
Net cash generated (used) in operating activities	161	(118)
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(87)	(101)

Net cash used in investing activities	(87)	(101)
Cash flows related to financing activities:
Principal payments on long-term debt	(12)	(38)
Proceeds from exercise of stock options	19	-
Principal payments on capital lease related party	(20)	(20)

Net cash used in financing activities	(13)	(58)
Net increase (decrease) in cash and cash equivalents	61	(277)
Cash and cash equivalents at beginning of period	4,948	4,447
Cash and cash equivalents at end of period	$5,009	$4,170

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated financial statements should be read in conjunction with the 2011 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $116,000 at March 31, 2012 and $101,000 at December 31, 2011.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $787,000 and $773,000 at March 31, 2012 and December 31, 2011, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2012 or December 31, 2011, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2012 and 2011.

Supplemental cash flow information

Income taxes paid during the three months ended March 31, 2012 and 2011 amounted to approximately $7,500 and $22,000, respectively. Interest paid during the three months ended March 31, 2012 and 2011 amounted to approximately $13,000 and $15,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate, or at least annually, that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at March 31, 2012 and December 31, 2011.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. Refer to Note 11, Business Segments, for disclosures related to customer concentrations.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this pronouncement in the first quarter of 2012 and is presenting separate statements of comprehensive income in the consolidated financial statements. For the three month periods ended March 31, 2012 and 2011, there were no items affecting comprehensive income.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	March 31,	December 31,
	2012	2011
	($000’s omitted)
Raw materials and common parts	$5,641	$5,727
Work-in-process	3,825	3,511
Finished goods	2,281	2,369
Total inventories, net of reserve	$11,747	$11,607

4.	Property, Plant and Equipment

	March 31,	December 31,
	2012	2011
	($000’s omitted)
Land	$25	$25
Buildings	7,189	7,181
Machinery, equipment and tooling (including capital lease)	13,010	12,930
	20,224	20,136
Less accumulated depreciation and amortization	(14,202)	(14,033)
Total property, plant and equipment	$6,022	$6,103

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2012 and December 31, 2011, accumulated amortization on the building amounted to approximately $2,455,000 and $2,423,000, respectively. Amortization expense amounted to $32,000 for the three month periods ended March 31, 2012 and 2011. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with a related party. As of March 31, 2012 and December 31, 2011, accumulated amortization on the machinery and equipment amounted to approximately $203,000 and $182,000, respectively. Amortization expense amounted to $21,000 for the three month periods ended March 31, 2012 and 2011. The associated current and long-term liabilities are discussed in Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements.

Depreciation expense amounted to $115,000 and $112,000 for the three month periods ended March 31, 2012 and 2011, respectively. The combined depreciation and amortization expense were $171,000 and $167,000 for the three month periods ended March 31, 2012 and 2011, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	March 31,	December 31,
	2012	2011
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.47% at March 31, 2012)(A)	$2,960	$2,960

Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	81	86

Secured term loan payable to a government agency; monthly principal payments of approximately $2,200 with interest waived payable through second quarter of 2012	4	11
	3,045	3,057
Less current portion	(195)	(202)
	$2,850	$2,855

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

The Company also has an unsecured $1,000,000 line of credit on which there was no balance outstanding at March 31, 2012 and December 31, 2011.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2012 and December 31, 2011, the Company was in compliance with its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines. See Note 10, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Monthly payments of $7,500, which include an imputed fixed interest rate of 2.00%, commenced November 3, 2009 and will continue through the fourth quarter of 2016. At March 31, 2012, the present value of the minimum lease payment is approximately $394,000 (after subtracting approximately $19,000 of imputed interest).

7.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2012 and December 31, 2011.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction and in the states of New York, Pennsylvania, Arkansas and Texas. Also, during the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal Income tax returns for years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the originally filed returns. The 2008 through 2011 federal and state tax returns remain open under statute.

8.	Shareholders’ Equity

			($000’s omitted except for share data)
	Common stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOP	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2011	2,614,506	$523	$13,774	$12,490	$(1,266)	$(2,210)	$(67)	$23,244
Net income	-	-	-	63	-	-	-	63
Exercise of Stock Options	-	-	-	(46)	-	65	-	19
Balance March 31, 2012	2,614,506	$523	$13,774	$12,507	$(1,266)	$(2,145)	$(67)	$23,326

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of March 31, 2012, the Company has purchased 238,088 shares and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the three month periods ended March 31, 2012 and 2011.

During the three month period ended March 31, 2012, one option holder elected to exercise 9,000 options, resulting in 9,000 shares issued out of treasury stock.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2012	2011
	($000’s omitted except per share data)
Net income	$63	$418
Weighted average common shares outstanding (basic)	2,077	1,982
Incremental shares from assumed conversions of stock options	44	171
Weighted average common shares outstanding (diluted)	2,121	2,153
Basic
Net income per share	$0.03	$0.21
Diluted
Net income per share	$0.03	$0.19

9.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three month periods ended March 31, 2012 and 2011 and future minimum payments under such leases are not material to consolidated financial statements. The Company also leases certain real and personal property being accounted for under capital leases. See also Note 4, Property, Plant and Equipment, Note 5, Long-Term Debt and Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements for information on the capital leases.

10.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 6, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. The Company has the option to purchase the building at the appraised value of $506,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building. The Company did not obtain the incentives and did not exercise its purchase option in 2011 or during the three months ended March 31, 2012. However, during November 2011, the lessor and the Company extended the lease including purchase option through November 2012. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the subsidiary, which will result in a percentage payment which could be as low as zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of the Company’s President/COO is the sole shareholder of the company that is leasing/selling the assets.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Business Segments

The Company operates in two business segments, Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery and other edged products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

As of March 31, 2012, the Company had identifiable assets of approximately $30,486,000 ($30,423,000 – December 31, 2011) of which approximately $18,405,000 ($18,004,000 – December 31, 2011) was for ATG and approximately $12,081,000 ($12,419,000 – December 31, 2011) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Revenues from unaffiliated customers	$5,302	$5,116	$3,067	$3,159	$8,369	$8,275
Cost of goods sold, exclusive of depreciation and amortization	(3,781)	(3,472)	(2,992)	(2,737)	(6,773)	(6,209)
Selling, general and administrative	(731)	(729)	(601)	(568)	(1,332)	(1,297)
Interest expense	(11)	(13)	(2)	(2)	(13)	(15)
Depreciation and amortization	(109)	(107)	(62)	(60)	(171)	(167)
Other income, net	4	7	4	3	8	10
Net income (loss) before income tax provision	$674	$802	$(586)	$(205)	$88	$597
Capital expenditures	$50	$28	$37	$73	$87	$101

12.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

13.	Subsequent Events

In the second quarter of 2012 certain option holders, including the independent directors, Chief Executive Officer and the Chief Operating Officer, elected to exercise 71,000 options, of which 2,500 were bought back by the Company resulting in 68,500 net shares issued out of treasury stock. Such transactions were properly reported on Form 4 with the Securities and Exchange Commission. An expected tax benefit to the Company of approximately $151,000 associated with these transactions will reduce taxes payable and will be credited directly to capital in excess of par value.

On May 14, 2012 the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on July 2, 2012 to shareholders of record on June 1, 2012 and will be approximately $355,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Management Discussion

During the three months ended March 31, 2012 and 2011 approximately 34% and 40%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of March 31, 2012 to March 31, 2011, due to decreased government shipments at the Consumer Products Group in the amount of approximately $509,000 partially offset by an increase in shipments at the Advanced Technology Group. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results for both the ATG’s and CPG’s markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain airliner delivery ramp-ups and other delivery stretch outs being considered to a lessor degree, being implemented which in turn may affect the Company’s sales revenues from period to period in 2012 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations that are based on changes in the global economy and other factors.

The Company’s CPG develops new commercial products and products for government and military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and world stimulus plans and the difficulty to accurately project the net effect of the vagaries inherent in the government procurement process and programs notwithstanding that the U.S government may not process or otherwise delay subject procurements. The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2012 and 2011 ($000’s omitted).

		Three Months Ended March 31,
					2012 vs. 2011
	2012		2011		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,302	63.4%	$5,116	61.8%	$186	3.6%
Consumer Products	3,067	36.6%	3,159	38.2%	(92)	(2.9)%
	8,369	100.0%	8,275	100.0%	94	1.1%
Cost of goods sold, exclusive of
depreciation and amortization	6,773	80.9%	6,209	75.0%	564	9.1%
Selling, general and administrative	1,332	15.9%	1,297	15.7%	35	2.7%
Depreciation and amortization	171	2.0%	167	2.0%	4	2.4%
Total costs and expenses	8,276	98.8%	7,673	92.7%	603	7.9%
Operating income, net	93	1.2%	602	7.3%	(509)	(84.6)%
Interest expense	13	0.2%	15	0.2%	(2)	(13.3)%
Other income, net	(8)	(0.1)%	(10)	(0.1)%	2	(20.0)%
Income tax provision	25	0.3%	179	2.2%	(154)	(86.0)%
Net income	$63	0.8%	$418	5.0%	$(355)	(84.9)%

Revenue

The Company’s consolidated revenues increased approximately $94,000 or 1.1% for the three month period ended March 31, 2012 when compared to the same three month period in 2011. The increase is due to increased commercial and government shipments across various product lines at the Advanced Technology Group (ATG) for the three month period ended March 31, 2012 partially offset by a decrease in government sales at the Consumer Products Group (CPG). Procurements and timing of shipments under Government contracts at the CPG may, at times, significantly impact operating results from financial reporting period to financial reporting period.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased for the three month period ended March 31, 2012 primarily due to a decrease in government sales at the CPG with a disproportionate decrease in labor and overhead costs. Additional production inefficiencies and start up costs associated with new product lines at the CPG have a direct impact on cost of goods sold as they are expensed as incurred.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of revenue remained relatively consistent (15.9% for the three month period ended March 31, 2012 as compared to 15.7% for the same period in 2011). Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, accounting, professional, legal and information technology costs.

Interest Expense

Interest expense decreased for the three month periods ended March 31, 2012 compared to the same period in 2011 due to the decrease in average outstanding debt coupled with interest rates which have remained consistent. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively consistent for the three month period ended March 31, 2012 compared to the same period in 2011. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 28.5% and 30.0% for the three month periods ended March 31, 2012 and 2011, respectively. The effective tax rate reflects the estimated annual effective rate for federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The effective tax rate decreased due to benefits relating to R&D tax credits and other tax incentives. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Net Income

Net income for the three month period ended March 31, 2012 decreased $355,000 or 84.9% when compared to the same period ended March 31, 2011. The decrease in net income is primarily the result of decreased revenues and shipments of products with lower margins at the Company’s Consumer Products Group.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2012, the Company had working capital of approximately $20,619,000 ($20,483,000 – December 31, 2011) of which approximately $5,009,000 ($4,948,000– December 31, 2011) was comprised of cash and cash equivalents.

The Company generated approximately $161,000 in cash from operations during the three months ended March 31, 2012. Cash was generated primarily through net income, collection of accounts receivable and an increase in accrued employee compensation and benefit costs. The primary use of cash for the Company’s operating activities for the three months ended March 31, 2012 include working capital requirements, mainly inventory, prepayments on insurances and payments for employment and  property taxes. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first three months of 2012 included current principal payments on long-term debt and related party capital lease. The Company expended approximately $87,000 for capital expenditures.

At March 31, 2012, there are no material commitments for capital expenditures. The Company also has an unsecured $1,000,000 line of credit on which there is no balance outstanding at March 31, 2012. If needed, this can be used to fund cash flow requirements. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2012 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

(c)   Company Purchases of Company’s Equity Securities

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of March 31, 2012, the Company has purchased 238,088 shares during prior periods and there remain 211,912 shares available to purchase under this program. There were no shares purchased by the Company during the three month periods ended March 31, 2012 and 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer dated January 27, 2012 (Filed herewith)

10.2*	Amendment to employment contract for Nicholas D. Trbovich, Jr., President/COO dated January 27, 2012 (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: May 14, 2012

SERVOTRONICS, INC.

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer