Form 10-Q
period 2012-06-30
SERVOTRONICS INC /DE/
filed 2012-08-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $.20 par value	2,383,013

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)
	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,266	$4,948
Accounts receivable, net	6,162	6,031
Inventories, net	11,684	11,607
Prepaid income taxes	447	133
Deferred income taxes	754	754
Other assets	808	505
Assets held for sale	650	-
Total current assets	24,771	23,978
Property, plant and equipment, net	5,881	6,103
Other non-current assets	353	342
Total Assets	$31,005	$30,423
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$191	$202
Current portion of capital lease related party	81	81
Accounts payable	1,439	1,451
Accrued employee compensation and benefit costs	1,515	1,434
Dividends payable	358	-
Other accrued liabilities	191	327
Total current liabilities	3,775	3,495
Long-term debt	2,845	2,855
Long-term portion of capital lease related party	292	333
Deferred income taxes	496	496
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,148,992 (2,074,257 – 2011) shares	523	523
Capital in excess of par value	13,926	13,774
Retained earnings	12,158	12,490
Accumulated other comprehensive loss	(67)	(67)
Employee stock ownership trust commitment	(1,266)	(1,266)
Treasury stock, at cost 230,400 (305,135 – 2011) shares	(1,677)	(2,210)
Total shareholders’ equity	23,597	23,244
Total Liabilities and Shareholders’ Equity	$31,005	$30,423

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$7,856	$8,147	$16,007	$16,191
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	5,534	5,698	11,991	11,619
Selling, general and administrative	1,272	1,230	2,573	2,494
Interest expense	14	15	27	30
Depreciation and amortization	169	166	340	331
Other income, net	(2)	(4)	(10)	(14)
Total expenses	6,987	7,105	14,921	14,460
Income from continuing operations before income tax provision	869	1,042	1,086	1,731
Income tax provision	247	313	309	520
Income from continuing operations	622	729	777	1,211
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	(74)	(13)	(160)	(77)
Write-down of assets associated with a discontinued component, net of income tax benefit	(268)	-	(268)	-
Loss from discontinued operations	(342)	(13)	(428)	(77)
Net income	$280	$716	$349	$1,134
Income (loss) per share:
Basic
Income per share from continuing operations	$0.29	$0.37	$0.37	$0.61
Loss per share from discontinued operations	(0.16)	(0.01)	(0.20)	(0.04)
Total net income per share	$0.13	$0.36	$0.17	$0.57
Diluted
Income per share from continuing operations	$0.29	$0.35	$0.36	$0.57
Loss per share from discontinued operations	(0.16)	(0.01)	(0.20)	(0.04)
Total net income per share	$0.13	$0.34	$0.16	$0.53

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$280	$716	$349	$1,134
Other comprehensive income:
Retirement benefits adjustment	-	-	-	-
Total comprehensive income	$280	$716	$349	$1,134

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows related to operating activities:
Net income	$349	$1,134
Adjustments to reconcile net income to net cash (used) generated in operating activities:
Depreciation and amortization	340	335
Write-down of assets associated with discontinued operations	406	-
Increase (decrease) in inventory reserve	53	(7)
Change in assets and liabilities:
Accounts receivable	(131)	(159)
Inventories	(1,168)	(353)
Prepaid income taxes	(163)	226
Other assets	(303)	(205)
Other non-current assets	(11)	(14)
Accounts payable	(12)	(157)
Accrued employee compensation and benefit costs	81	207
Other accrued liabilities	(136)	(79)
Accrued income taxes	-	57
Net cash (used) generated in operating activities	(695)	985
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(136)	(185)
Net cash used in investing activities	(136)	(185)
Cash flows related to financing activities:
Principal payments on long-term debt	(22)	(77)
Proceeds from exercise of stock options	234	-
Principal payments on capital lease related party	(41)	(40)
Purchase of treasury shares	(22)	-
Cash dividend	-	(336)
Net cash generated (used) in financing activities	149	(453)
Net (decrease) increase in cash and cash equivalents	(682)	347
Cash and cash equivalents at beginning of period	4,948	4,447
Cash and cash equivalents at end of period	$4,266	$4,794

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated financial statements should be read in conjunction with the 2011 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $108,000 at June 30, 2012 and $101,000 at December 31, 2011.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $576,000 and $773,000 at June 30, 2012 and December 31, 2011, respectively. Pre-production and start-up costs are expensed as incurred.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, a combined New York and Texas State income tax returns and separate Pennsylvania and Arkansas state income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2012 or December 31, 2011, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and six months ended June 30, 2012 and 2011.

Supplemental Cash Flow Information

Income taxes paid during the three months ended June 30, 2012 and 2011 amounted to approximately $248,500 and $204,000, respectively, and amounted to $256,000 and $226,000 for the six months ended June 30, 2012 and 2011 respectively. Interest paid during the three months ended June 30, 2012 and 2011 amounted to approximately $14,000 and $15,000, respectively, and amounted to $27,000 and $30,000 for the six months ended June 30, 2012 and 2011, respectively. During the three and six months ended June 30, 2012, the Company reduced its tax liability by approximately $152,000 related to the exercise of stock options and was credited directly to capital in excess of par value. During the three and six months ended June 30, 2012, there were approximately $358,000 in dividends declared and recognized as a current liability and a decrease in retained earnings. During the three and six months ended June 30, 2012, there was approximately $20,000 of property, plant and equipment and approximately $630,000 of inventories reclassified to assets held for sale.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate, or at least annually, that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at June 30, 2012 and December 31, 2011.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this pronouncement in the first quarter of 2012 and is presenting separate statements of comprehensive income in the consolidated financial statements. For the three and six month periods ended June 30, 2012 and 2011, there were no items affecting comprehensive income.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Discontinued operations

The Company is in the process of further evaluating existing product lines and the consolidation of facilities. During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component in the next twelve months. As such, in the second quarter of 2012, the Company recorded a write down of certain assets to lower of cost or market resulting in an after tax loss of approximately $268,000 and has reclassified related inventory and property, plant and equipment in the amount of $650,000 to assets held for sale as of June 30, 2012 in the accompanying consolidated balance sheet. Revenues and losses from operations before income tax benefit related to this component amounted to approximately $465,000 and $241,000, respectively, for the six months ended June 30, 2012 and $497,000 and $110,000, respectively, for the same period in 2011. Revenues and losses from operations before income tax benefit related to this component amounted to approximately $247,000 and $112,000, respectively, for the three months ended June 30, 2012 and $266,000 and $18,000, respectively, for the same period in 2011.

On the accompanying consolidated statements of income, loss from operations of a discontinued component is presented net of an income tax benefit of approximately $45,000 and $82,000 for the three and six months ended June 30, 2012. Loss from operations of a discontinued component is presented net of an income tax benefit of approximately $5,000 and $33,000 for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2012, write down on assets associated with a discontinued component is presented net of an income tax benefit of approximately $138,000.

4.	Inventories

	June 30,	December 31,
	2012	2011
	($000’s omitted)
Raw materials and common parts	$6,284	$5,727
Work-in-process	3,138	3,511
Finished goods	2,262	2,369
Total inventories, net of reserve	$11,684	$11,607

5.	Property, Plant and Equipment

	June 30,	December 31,
	2012	2011
	($000’s omitted)

Land	$21	$25
Buildings	7,013	7,181
Machinery, equipment and tooling (including capital lease)	12,478	12,930
	19,512	20,136
Less accumulated depreciation and amortization	(13,631)	(14,033)
Total property, plant and equipment	$5,881	$6,103

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2012 and December 31, 2011, accumulated amortization on the building amounted to approximately $2,487,000 and $2,423,000, respectively. Amortization expense amounted to $33,000 for the three month periods ended June 30, 2012 and 2011, respectively and amounted to $65,000 for the six month periods ended June 30, 2012 and 2011, respectively. The associated current and long-term liabilities are discussed in Note 6, Long-Term Debt, of the accompanying consolidated financial statements. Property, plant and equipment also includes machinery and equipment under a $588,000 capital lease with a related party. As of June 30, 2012 and December 31, 2011, accumulated amortization on the machinery and equipment amounted to approximately $224,000 and $182,000, respectively. Amortization expense amounted to $21,000 for the three month periods ended June 30, 2012 and 2011, and amounted to $42,000 for the six month periods ended June 30, 2012 and 2011. The associated current and long-term liabilities are discussed in Note 7, Capital Lease – Related Party, of the accompanying consolidated financial statements.

Depreciation expense amounted to $111,000 and $110,000 for the three month periods ended June 30, 2012 and 2011, respectively, and amounted to $228,000 and $220,000 for the six month periods ended June 30, 2012 and 2011, respectively. The combined depreciation and amortization expense were $169,000 and $166,000 for the three month periods ended June 30, 2012 and 2011, respectively, and amounted to $340,000 and $331,000 for the six month periods ended June 30, 2012 and 2011, respectively.

6.	Long-Term Debt

	June 30, 2012	December 31, 2011
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.43% at June 30, 2012) (A)	$2,960	$2,960
Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	76	86
Secured term loan payable to a government agency; monthly principal payments of approximately $2,200 with interest waived, payable through second quarter of 2012	-	11
	3,036	3,057
Less current portion	(191)	(202)
	$2,845	$2,855

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2012, the Company increased the amount available on the unsecured line of credit from $1,000,000 to $2,000,000. There was no balance outstanding at June 30, 2012 and December 31, 2011. The line of credit is available through June of 2013.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2012 and December 31, 2011, the Company was in compliance with its debt covenants.

7.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used in the expansion of the Company’s capabilities and product lines. See Note 11, Related Party Transactions, of the accompanying consolidated financial statements for information on the related party transaction. Under the original terms of the agreements, monthly payments of $7,500, which include an imputed fixed interest rate of 2.00%, commenced November 3, 2009 and continues through the fourth quarter of 2016. At June 30, 2012, the present value of the minimum lease payments is approximately $373,000 (after subtracting approximately $17,000 of imputed interest). See Note 14, Subsequent Events for cancellation of lease agreement during July 2012.

8.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2012 and December 31, 2011.

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

9.	Shareholders’ Equity

				($000’s omitted except for share data)
	Common stock								Accumulated
	Number		Capital in						Other	Total
	of shares		excess of	Retained			Treasury		Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOP		stock		Loss	Equity
Balance December 31, 2011	2,614,506	$523	$13,774	$12,490	$	(1,266)	$	(2,210)	$ (67)	$23,244
Net income	-	-	-	349		-		-	-	349
Dividends payable	-	-	-	(358)		-		-	-	(358)
Purchase of treasury shares	-	-	-	-		-		(22)	-	(22)
Exercise of stock options, net of income tax benefit	-	-	152	(323)		-		555	-	384
Balance June 30, 2012	2,614,506	$523	$13,926	$12,158	$	(1,266)	$	(1,677)	$ (67)	$23,597

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2012, the Company has purchased 240,853 shares and there remain 209,147 shares available to purchase under this program. There were 2,765 and zero shares purchased by the Company during the six month periods ended June 30, 2012 and 2011.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2012 certain option holders, including the independent directors, Chief Executive Officer and the Chief Operating Officer, elected to exercise 71,000 options, of which 2,500 were bought back by the Company resulting in 68,500 net shares issued out of treasury stock for net proceeds of approximately $215,000. Such transactions were properly reported on Form 4 with the Securities and Exchange Commission. A tax benefit to the Company of approximately $152,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value. Also in the first quarter of 2012, one option holder elected to exercise 9,000 options, resulting in 9,000 shares issued out of treasury stock for proceeds of approximately $18,000.

On May 14, 2012 the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on July 2, 2012 to shareholders of record on June 1, 2012 and was approximately $358,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($000’s omitted except per share data)
Income from continuing operations	$622	$729	$777	$1,211
Loss from discontinued operations	(342)	(13)	(428)	(77)
Net income	$280	$716	$349	$1,134
Weighted average common shares outstanding (basic)	2,151	1,982	2,114	1,982
Incremental shares from assumed conversions of stock options	7	131	25	131
Weighted average common shares outstanding (diluted)	2,158	2,113	2,139	2,113
Basic
Income per share from continuing operations	$0.29	$0.37	$0.37	$0.61
Loss per share from discontinued operations	(0.16)	(0.01)	(0.20)	(0.04)
Total net income per share	$0.13	$0.36	$0.17	$0.57
Diluted
Income per share from continuing operations	$0.29	$0.35	$0.36	$0.57
Loss per share from discontinued operations	(0.16)	(0.01)	(0.20)	(0.04)
Total net income per share	$0.13	$0.34	$0.16	$0.53

10.	Commitments

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three and six month periods ended June 30, 2012 and 2011 and future minimum payments under such leases are not material to consolidated financial statements. The Company also leases certain real and personal property being accounted for under capital leases. See also Note 5, Property, Plant and Equipment, Note 6, Long-Term Debt and Note 7, Capital Lease – Related Party, of the accompanying consolidated financial statements for information on the capital leases.

11.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. See Note 7, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property lease agreement, with the same related party, which provides for annual rental of $60,000. The Company has an option to purchase the building that is appraised at $549,000 for a price of $506,000. In addition, in the event the Company is successful in obtaining certain tax and/or other incentives from the state the entity operates in, the Company will be required to purchase the building. The Company did not obtain the incentives and did not exercise its purchase option in 2011 or during the six months ended June 30, 2012. However, during November 2011, the lessor and the Company extended the lease including purchase option through November 2012. Additionally, in the event that the Company purchases the building, there is an arrangement payable to the related party, providing a threshold in annual earnings is reached by the subsidiary, which will result in a percentage payment which could be as low as zero dollars to a maximum total in the aggregate of $600,000 which is non-recurring. These transactions are disclosed as related party transactions because the wife of the Company’s President/COO is the sole shareholder of the company that is leasing/selling the assets.

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

As of June 30, 2012, the Company had identifiable assets of approximately $31,005,000 ($30,423,000 – December 31, 2011) of which approximately $18,990,000 ($18,004,000 – December 31, 2011) was for ATG and approximately $12,015,000 ($12,419,000 – December 31, 2011) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Revenues from unaffiliated customers	$10,889	$10,409	$5,118	$5,782	$16,007	$16,191
Cost of goods sold, exclusive of depreciation and amortization	(7,364)	(7,048)	(4,627)	(4,571)	(11,991)	(11,619)
Selling, general and administrative	(1,569)	(1,497)	(1,004)	(997)	(2,573)	(2,494)
Interest expense	(23)	(25)	(4)	(5)	(27)	(30)
Depreciation and amortization	(219)	(214)	(121)	(117)	(340)	(331)
Other income, net	4	8	6	6	10	14
Income (loss) from continuing operations before income tax provision	1,718	1,633	(632)	98	1,086	1,731
Income tax provision (benefit)	489	491	(180)	29	309	520
Income (loss) from continuing operations	1,229	1,142	(452)	69	777	1,211
Discontinued operations:
Loss from operations of a discontinued component, net of income tax benefit	-	-	(160)	(77)	(160)	(77)
Write-down of assets associated with a discontinued component, net of income tax benefit	-	-	(268)	-	(268)	-
Loss from discontinued operations	-	-	(428)	(77)	(428)	(77)
Net income (loss)	$1,229	$1,142	$(880)	$(8)	$349	$1,134
Capital expenditures	$93	$81	$43	$104	$136	$185

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Revenues from unaffiliated customers	$5,587	$5,293	$2,269	$2,854	$7,856	$8,147
Cost of goods sold, exclusive of depreciation and amortization	(3,584)	(3,577)	(1,950)	(2,121)	(5,534)	(5,698)
Selling, general and administrative	(838)	(768)	(434)	(462)	(1,272)	(1,230)
Interest expense	(12)	(12)	(2)	(3)	(14)	(15)
Depreciation and amortization	(110)	(107)	(59)	(59)	(169)	(166)
Other income, net	-	1	2	3	2	4
Income (loss) from continuing operations before income tax provision	1,043	830	(174)	212	869	1,042
Income tax provision (benefit)	297	250	(50)	63	247	313
Income (loss) from continuing operations	746	580	(124)	149	622	729
Discontinued operations:
Loss from operations of a discontinued component, net of income tax benefit	-	-	(74)	(13)	(74)	(13)
Write-down of assets associated with a discontinued component, net of income tax benefit	-	-	(268)	-	(268)	-
Loss from discontinued operations	-	-	(342)	(13)	(342)	(13)
Net income (loss)	$746	$580	$(466)	$136	$280	$716
Capital expenditures	$43	$53	$6	$31	$49	$84

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

14.	Subsequent Events

On July 23, 2012, the Company gave notice of termination of the related party personal property being accounted for as a capital lease in the accompanying consolidated financial statements. Under the terms of the agreement, monthly payments of $7,500 still continue to July 2013. As a result of this notice, beginning in July 2012, this lease will be accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities will be removed from the consolidated balance sheet. There is no material gain or loss associated with the cancellation of such agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Management Discussion

During the three months ended June 30, 2012 and 2011 approximately 29% and 40%, respectively, and 32% and 41% for the six months ended June 30, 2012 and 2011, respectively, of the Company’s revenues from continuing operations were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of three and six months ended June 30, 2012 to June 30, 2011, due to decreased government shipments at the Consumer Products Group in the amount of approximately $917,000 and $1,425,000, respectively, while shipments to the government at the Advanced Technology Group remained consistent. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results for both the ATG’s and CPG’s markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy that are compounded with certain airliner delivery ramp-ups and other delivery stretch outs being considered to a lesser degree, being implemented which in turn may affect the Company’s sales revenues from period to period in 2012 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations that are based on changes in the global economy and other factors.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six and three months ended June 30, 2012 and 2011 ($000’s omitted).

	Six Months Ended June 30,
					2012 vs. 2011
	2012		2011		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$10,889	68.0%	$10,409	64.3%	$480	4.6%
Consumer Products	5,118	32.0%	5,782	35.7%	(664)	(11.5)%
	16,007	100.0%	16,191	100.0%	(184)	(1.1)%
Cost of goods sold, exclusive of depreciation and amortization	11,991	74.9%	11,619	71.8%	372	3.2%
Selling, general and administrative	2,573	16.1%	2,494	15.4%	79	3.2%
Depreciation and amortization	340	2.1%	331	2.0%	9	2.7%
Total costs and expenses	14,904	93.1%	14,444	89.2%	460	3.2%
Operating income, net	1,103	6.9%	1,747	10.8%	(644)	(36.9)%
Interest expense	27	0.2%	30	0.2%	(3)	(10.0)%
Other income, net	(10)	(0.1)%	(14)	(0.1)%	4	(28.6)%
Income tax provision	309	1.9%	520	3.2%	(211)	(40.6)%
Income from continuing operations	777	4.9%	1,211	7.5%	(434)	(35.8)%
Loss from operations of a discontinued component, net of income tax benefit	(160)	(1.0)%	(77)	(0.5)%	(83)	107.8%
Write-down of assets associated with a discontinued component, net of income tax benefit	(268)	(1.7)%	-	0.0%	(268)	100.0%
Loss from discontinued operations	(428)	(2.7)%	(77)	(0.5)%	(351)	455.8%
Net income	$349	2.2%	$1,134	7.0%	$(785)	(69.2)%

	Three Months Ended June 30,
					2012 vs. 2011
	2012		2011		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,587	71.1%	$5,293	65.0%	$294	5.6%
Consumer Products	2,269	28.9%	2,854	35.0%	(585)	(20.5)%
	7,856	100.0%	8,147	100.0%	(291)	(3.6)%
Cost of goods sold, exclusive of depreciation and amortization	5,534	70.4%	5,698	69.9%	(164)	(2.9)%
Selling, general and administrative	1,272	16.2%	1,230	15.1%	42	3.4%
Depreciation and amortization	169	2.2%	166	2.0%	3	1.8%
Total costs and expenses	6,975	88.8%	7,094	87.0%	(119)	(1.7)%
Operating income, net	881	11.2%	1,053	13.0%	(172)	(16.3)%
Interest expense	14	0.2%	15	0.2%	(1)	(6.7)%
Other income, net	(2)	0.0%	(4)	0.0%	2	(50.0)%
Income tax provision	247	3.1%	313	3.8%	(66)	(21.1)%
Income from continuing operations	622	7.9%	729	9.0%	(107)	(14.7)%
Loss from operations of a discontinued component, net of income tax benefit	(74)	(1.0)%	(13)	(0.2)%	(61)	469.2%
Write-down of assets associated with a discontinued component, net of income tax benefit	(268)	(3.4)%	-	0.0%	(268)	100.0%
Loss from discontinued operations	(342)	(4.4)%	(13)	(0.2)%	(329)	2530.8%
Net income	$280	3.6%	$716	8.8%	$(436)	(60.9)%

Revenue

The Company’s consolidated revenues for continuing operations decreased approximately $291,000 or 3.6% for the three month period ended June 30, 2012 and $184,000 or 1.1% for the six month period ended June 30, 2012 when compared to the same three and six month periods in 2011. The decrease is due to decreased shipments at the Consumer Products Group (CPG) mainly due to a decrease in shipments related to orders from the U.S. Government and its prime vendors. These decreases are not fully offset by increases in combined commercial and government shipments at the Advanced Technology Group (ATG). Procurements and timing of shipments under Government contracts at the CPG may, at times, significantly impact operating results from period to period.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased for the three and six month periods ended June 30, 2012 and 2011 primarily due to a decrease in government sales at the CPG with disproportionate decreases in labor and overhead costs. Additional production inefficiencies and start up costs associated with new product lines have a direct impact on cost of goods sold as they are expensed as incurred.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of revenue remained relatively consistent for the three and six month periods ended June 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, accounting, professional, legal and information technology costs.

Interest Expense

Interest expense remained relatively consistent for the three and six month periods ended June 30, 2012 compared to the same period in 2011 interest rates which have remained consistent. See also Note 6, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively consistent for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s continuing operations effective tax rate was approximately 28.5% and 30.0% for the three and six month periods ended June 30, 2012 and 2011, respectively and the discontinued operations effective tax rate was approximately 34.0% for the three and six month periods ended June 30, 2012 and 2011. The effective tax rates reflect the estimated annual effective rates for federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The continuing operations effective tax rate decreased due to benefits relating to manufacturing deductions and other tax incentives. See also Note 8, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Income From Continuing Operations

Income from continuing operations for the three month period ended June 30, 2012 decreased $107,000 or 14.7% when compared to the same period ended June 30, 2011. Income from continuing operations for the six month period ended June 30, 2012 decreased $434,000 or 35.8% when compared to the same period ended June 30, 2011. The decrease in income from continuing operations is primarily the result of decreased revenues and shipments of products with lower margins at the Company’s Consumer Products Group.

Discontinued Operations

The Company is in the process of further evaluating existing product lines and the consolidation of facilities. During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. As such, in the second quarter of 2012, the Company recorded a write down of certain assets resulting in an after tax loss of $268,000.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal and interest payments on debt. At June 30, 2012, the Company had working capital of approximately $20,996,000 ($20,483,000 – December 31, 2011) of which approximately $4,266,000 ($4,948,000– December 31, 2011) was comprised of cash and cash equivalents.

The Company used approximately $695,000 in cash from operations during the six months ended June 30, 2012. Cash was generated primarily through net income and an increase in accrued employee compensation and benefit costs. The primary use of cash for the Company’s operating activities for the six months ended June 30, 2012 include working capital requirements, mainly inventory, prepayments on insurances and property tax, other accrued liabilities and prepaid income taxes. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first six months of 2012 included current principal payments on long-term debt and related party capital lease. The Company expended approximately $136,000 for capital expenditures during the six months ended June 30, 2012.

At June 30, 2012, there are no material commitments for capital expenditures. The Company also has an unsecured $2,000,000 line of credit on which there is no balance outstanding at June 30, 2012. If needed, this can be used to fund cash flow requirements. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2012 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities
2012 Periods	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1– March 31, 2012	-	-	-	211,912
April 1 – June 30, 2012	2,765	8.00	2,765	209,147
Total	2,765	8.00	2,765	209,147

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of July 31, 2012, the Company has purchased 241,946 shares and there remain 208,054 shares available to purchase under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 23, 2012, the Company gave notice of termination on certain Personal Property dated as of November 3, 2009 (the “Agreement”).  Under the Agreement, the Company was required to give 12 months’ notice of termination, accordingly, such termination will become effective July 2013.  See Note 7 (Capital Lease – Related Party) and Note 14 (Subsequent Events) to the Company’s consolidated financial statements for additional information relating to the Agreement and termination thereof.

Item 6.	Exhibits

10.1	Servotronics, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: August 14, 2012

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer