Form 10-Q
period 2012-09-30
SERVOTRONICS INC /DE/
filed 2012-11-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109
SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0837866
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1110 Maple Street
Elma, New York   14059
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $.20 par value	2,378,236

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except per share and per share data)

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,547	$4,948
Accounts receivable, net	5,372	6,031
Inventories, net	11,406	11,607
Prepaid income taxes	458	133
Deferred income taxes	754	754
Other assets	711	505
Total current assets	24,248	23,978
Property, plant and equipment, net	5,614	6,103
Other non-current assets	364	342
Total Assets	$30,226	$30,423
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$191	$202
Current portion of capital lease related party	-	81
Accounts payable	1,005	1,451
Accrued employee compensation and benefit costs	1,634	1,434
Other accrued liabilities	629	327
Total current liabilities	3,459	3,495
Long-term debt	2,838	2,855
Long-term portion of capital lease related party	-	333
Deferred income taxes	496	496
Commitments and contingencies (see Note 10)	-	-
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,144,316 (2,074,257 - 2011) shares	523	523
Capital in excess of par value	13,926	13,774
Retained earnings	12,034	12,490
Accumulated other comprehensive loss	(67)	(67)
Employee stock ownership trust commitment	(1,266)	(1,266)
Treasury stock, at cost 235,076 (305,135 - 2011) shares	(1,717)	(2,210)
Total shareholders’ equity	23,433	23,244
Total Liabilities and Shareholders’ Equity	$30,226	$30,423

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$7,516	$8,550	$23,302	$24,592
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	5,536	5,821	17,081	17,046
Selling, general and administrative	1,275	1,145	3,753	3,543
Interest expense	11	12	34	37
Depreciation and amortization	141	139	437	427
Other income, net	(2)	(150)	(12)	(164)
Total expenses	6,961	6,967	21,293	20,889
Income from continuing operations before income tax provision	555	1,583	2,009	3,703
Income tax provision	249	476	663	1,115
Income from continuing operations	306	1,107	1,346	2,588
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	(188)	(203)	(591)	(550)
Loss on disposal of QCC and AMP, net of income tax benefit	(262)	-	(530)	-
Loss from discontinued operations	(450)	(203)	(1,121)	(550)
Net income (loss)	($144)	$904	$225	$2,038

Income (loss) per share:
Basic
Income per share from continuing operations	$0.14	$0.56	$0.63	$1.31
Loss per share from discontinued operations	(0.21)	(0.10)	(0.53)	(0.28)
Total net income (loss) per share	($0.07)	$0.46	$0.10	$1.03

Diluted
Income per share from continuing operations	$0.14	$0.53	$0.63	$1.23
Loss per share from discontinued operations	(0.21)	(0.10)	(0.52)	(0.26)
Total net income (loss) per share	($0.07)	$0.43	$0.11	$0.97

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(144)	$904	$225	$2,038
Other comprehensive income:
Retirement benefits adjustment	-	-	-	-
Total comprehensive income (loss)	$(144)	$904	$225	$2,038

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash flows related to operating activities:
Net income	$225	$2,038
Adjustments to reconcile net income to net cash generated by operating activities -
Depreciation and amortization	484	498
Loss on disposal of QCC and AMP, net of income tax benefit	530	-
Increase in inventory reserve	59	52
Increase in allowance for doubtful accounts	33	3
Gain on disposal of property and equipment	(9)	-
Change in assets and liabilities:
Accounts receivable	636	(455)
Inventories	(1,106)	(757)
Prepaid income taxes	101	382
Other assets	(222)	(117)
Other non-current assets	(24)	(29)
Accounts payable	(446)	38
Accrued employee compensation and benefit costs	196	179
Other accrued liabilities	152	111
Accrued income taxes	-	7
Net cash generated in operating activities	609	1,950
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(394)	(435)
Proceeds from the sale of Queen Cutlery	640	-
Net cash generated (used) in investing activities	246	(435)
Cash flows related to financing activities:
Principal payments on long-term debt	(29)	(115)
Proceeds from exercise of stock options	234	-
Principal payments on capital lease related party	(41)	(60)
Purchase of treasury shares	(62)	-
Cash dividend	(358)	(336)
Purchase of stock options	-	(517)

Net cash used in financing activities	(256)	(1,028)
Net increase in cash and cash equivalents	599	487
Cash and cash equivalents at beginning of period	4,948	4,447
Cash and cash equivalents at end of period	$5,547	$4,934

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated financial statements should be read in conjunction with the 2011 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $134,000 at September 30, 2012 and $101,000 at December 31, 2011.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $574,000 and $773,000 at September 30, 2012 and December 31, 2011, respectively. Pre-production and start-up costs are expensed as incurred.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and separate Pennsylvania and Arkansas state income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2012 or December 31, 2011, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and nine months ended September 30, 2012 and 2011.

Supplemental Cash Flow Information

Income taxes paid during the three months ended September 30, 2012 and 2011 amounted to zero and approximately $291,000, respectively, and amounted to approximately $256,000 and $517,000 for the nine months ended September 30, 2012 and 2011 respectively. Interest paid during the three months ended September 30, 2012 and 2011 amounted to approximately $12,000 and $14,000, respectively, and amounted to $38,000 and $44,000 for the nine months ended September 30, 2012 and 2011, respectively. During the three and nine months ended September 30, 2012, the Company reduced its tax liability by approximately $152,000 related to the exercise of stock options and was credited directly to capital in excess of par value.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate, or at least annually, that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at September 30, 2012 and December 31, 2011.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income (loss) must be reclassified to net income (loss). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this pronouncement in the first quarter of 2012 and is presenting separate statements of comprehensive income (loss) in the consolidated financial statements. For the three and nine month periods ended September 30, 2012 and 2011, there were no items affecting comprehensive income (loss).

3.	Discontinued Operations

As previously reported, during the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (QCC), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000, less $10,000 in escrow. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three and nine months ended September 30, 2012, QCC reported a loss on disposal related to a write-down of certain assets to lower of cost or market resulting in a before tax loss of approximately zero and $406,000, respectively.

On July 23, 2013, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations. As such, AMP is accounted for as discontinued operations in the accompanying consolidated financial statements and the Company accrued for the remaining balance payable on the personal property lease of $67,500 in the accompanying September 30, 2012 financial statements. On October 23, 2012, AMP announced that it will surrender all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party, by November 3, 2012, which is the expiration date of the operating lease for the building. During the three and nine months ended September 30, 2012, AMP recorded a loss on disposal amounting to a before tax loss of approximately $397,000 relating to a write-down of certain assets to lower of cost or market, accrual of remaining balance on operating leases, and expected costs to surrender assets.

The following is a summary of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Discontinued Operations:	($000’s omitted)
Revenue of QCC and AMP	$221	$256	$899	$901

Loss from operations of QCC and AMP	($285)	($291)	($895)	($790)
Income tax benefit	97	88	304	240
Net loss from operations of QCC and AMP	(188)	(203)	(591)	(550)
Loss on disposal of QCC and AMP	(397)	-	(804)	-
Income tax benefit	135	-	274	-
Net loss from disposal of QCC and AMP	(262)	-	(530)	-

Loss from discontinued operation	($450)	($203)	($1,121)	($550)

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Inventories
		September 30,	December 31,
		2012	2011
		($000’s omitted)
Raw materials and common parts		$5,917	$5,727
Work-in-process		3,173	3,511
Finished goods		2,316	2,369
Total inventories, net of reserve		$11,406	$11,607

5.	Property, Plant and Equipment

		September 30,	December 31,
		2012	2011
		($000’s omitted)
Land		$21	$25
Buildings		7,021	7,181
Machinery, equipment and tooling (including capital lease)		12,116	12,930
		19,158	20,136
Less accumulated depreciation and amortization		(13,544)	(14,033)
Total property, plant and equipment		$5,614	$6,103

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2012 and December 31, 2011, accumulated amortization on the building amounted to approximately $2,520,000 and $2,423,000, respectively. Amortization expense amounted to $32,000 for the three month periods ended September 30, 2012 and 2011, respectively and amounted to $97,000 for the nine month periods ended September 30, 2012 and 2011, respectively. The associated current and long-term liabilities are discussed in Note 6, Long-Term Debt, of the accompanying consolidated financial statements.

On July 23, 2012, the Company gave notice of termination of a capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. See also, Note 7, Capital Lease – Related Party, of the accompanying consolidated financial statements for more information. Amortization expense related to the capital lease related party, included in the loss from operations of a discontinued component, net of tax, amounted to zero and approximately $21,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $42,000 and $63,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

Depreciation expense from continuing operations amounted to $107,000 and $106,000 for the three month periods ended September 30, 2012 and 2011, respectively, and amounted to $334,000 and $323,000 for the nine month periods ended September 30, 2012 and 2011, respectively. The combined depreciation and amortization expense from continuing operations amounted to $141,000 and $139,000 for the three month periods ended September 30, 2012 and 2011, respectively, and amounted to $437,000 and $427,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Long-Term Debt
	September 30,	December 31,
	2012	2011
	($000’s omitted)

Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.43% at September 30, 2012)(A)	$2,960	$2,960
Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	69	86
Secured term loan payable to a government agency; monthly principal payments of approximately $2,200 with interest waived payable through second quarter of 2012	-	11
	3,029	3,057
Less current portion	(191)	(202)
	$2,838	$2,855

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

During the nine months ended September 30, 2012, the Company increased the amount available on the unsecured line of credit from $1,000,000 to $2,000,000. There was no balance outstanding at September 30, 2012 and December 31, 2011. The line of credit is available through June of 2013.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2012 and December 31, 2011, the Company was in compliance with its debt covenants.

7.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain equipment to be used at AMP. On July 23, 2012, the Company gave notice of termination of the lease and as a result of the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. There is no material gain or loss associated with the cancellation of such agreement. Under the terms of the Agreement, monthly payments of $7,500 still continue through July 2013. The Company has accrued for the remaining balance payable of $67,500 in the September 30, 2012 financial statements as a result of the discontinued operation discussed in Note 3. There are no other future obligations under this lease.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2012 and December 31, 2011.

The Company and/or its subsidiaries file income tax returns in the United States federal jurisdiction and in the states of New York, Pennsylvania, Arkansas and Texas. Also, during the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal Income tax returns for years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the originally filed returns. The 2009 through 2011 federal and state tax returns remain open under statute.

9.	Shareholders’ Equity
	($000's omitted)
	Common Stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOP	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2011	2,614,506	$523	$13,774	$12,490	($1,266)	($2,210)	($67)	$23,244
Net income	-	-	-	225	-	-	-	225
Cash dividend	-	-	-	(358)	-	-	-	(358)
Purchase of treasury shares	-	-	-	-	-	(62)	-	(62)
Exercise of stock options, net of income tax benefit	-	-	152	(323)	-	555	-	384
Balance September 30, 2012	2,614,506	$523	$13,926	$12,034	($1,266)	($1,717)	($67)	$23,433

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2012, the Company has purchased 245,529 shares and there remain 204,471 shares available to purchase under this program. There were 7,441 and zero shares purchased by the Company during the nine month periods ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($000’s omitted except per share data)
Income from continuing operations	$306	$1,107	$1,346	$2,588
Loss from discontinued operations	(450)	(203)	(1,121)	(550)
Net income (loss)	($144)	$904	$225	$2,038
Weighted average common shares outstanding (basic)	2,146	1,982	2,125	1,982
Incremental shares from assumed conversions of stock options	6	89	19	117
Weighted average common shares outstanding (diluted)	2,152	2,071	2,144	2,099
Basic
Income per share from continuing operations	$0.14	$0.56	$0.63	$1.31
Loss per share from discontinued operations	(0.21)	(0.10)	(0.53)	(0.28)
Total net income (loss) per share	($0.07)	$0.46	$0.10	$1.03
Diluted
Income per share from continuing operations	$0.14	$0.53	$0.63	$1.23
Loss per share from discontinued operations	(0.21)	(0.10)	(0.52)	(0.26)
Total net income (loss) per share	($0.07)	$0.43	$0.11	$0.97

10.	Commitments and Contingencies

The Company has a probable contingent liability related to the termination of an employment agreement for an Executive Officer of the Company, effective September 29, 2012. The Company is unable to reasonably or accurately estimate the amount of the liability at this time. Under the terms of the agreement, management estimates that the compensation in the form of future medical benefits and severance payments could result in additional liabilities as high as approximately $1,400,000. However, the Company is disputing these amounts and is currently in negotiation with the former officer to settle the potential liability. Accordingly, no additional liability has been accrued as of September 30, 2012 related to this item.

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in the three and nine month periods ended September 30, 2012 and 2011 and future minimum payments under such leases are not material to consolidated financial statements. The Company also leases certain real and personal property being accounted for under capital leases. See also Note 5, Property, Plant and Equipment, Note 6, Long-Term Debt, Note 7, Capital Lease – Related Party and Note 11, Related Party Transactions of the accompanying consolidated financial statements for information on the leases.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. As previously reported, on July 23, 2012, the Company gave notice of termination of the Personal Property Lease dated as of November 3, 2009 (the “Agreement”). Under the terms of the Agreement, monthly payments of $7,500 still continue to July 2013. The Company has accrued for the remaining balance payable of $67,500 in the accompanying September 30, 2012 financial statements. See Note 7, Capital Lease-Related Party, of the accompanying consolidated financial statements. The Company also entered into a real property operating lease agreement, with the same related party, which provided for annual rental of $60,000. The term of the real property lease ended on November 3, 2012 and AMP has surrendered the property by such date. There are no other future obligations under these leases.

12.	Business Segments

The Company operates in two business segments, Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery and other edged products for use by consumers and government agencies. The sale of QCC and the closure of AMP are not expected to have a material impact on either government or commercial sales. The result of these discontinued operations eliminates primarily gentlemen folding blades and various shears to the CPG product lines. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

As of September 30, 2012, the Company had identifiable assets of approximately $30,226,000 ($30,423,000 – December 31, 2011) of which approximately $19,919,000 ($18,004,000 – December 31, 2011) was for ATG and approximately $10,307,000 ($12,419,000 – December 31, 2011) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Revenues from unaffiliated customers	$16,671	$15,817	$6,631	$8,775	$23,302	$24,592
Cost of goods sold, exclusive of depreciation and amortization	(11,445)	(10,571)	(5,636)	(6,475)	(17,081)	(17,046)
Selling, general and administrative	(2,411)	(2,201)	(1,342)	(1,342)	(3,753)	(3,543)
Interest expense	(34)	(37)	-	-	(34)	(37)
Depreciation and amortization	(323)	(319)	(114)	(108)	(437)	(427)
Other income, net	5	153	7	11	12	164
Income (loss) from continuing operations before income tax provision	2,463	2,842	(454)	861	2,009	3,703
Income tax provision (benefit)	812	855	(149)	260	663	1,115
Income (loss) from continuing operations	1,651	1,987	(305)	601	1,346	2,588
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	-	-	(591)	(550)	(591)	(550)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(530)	-	(530)	-
Loss from discontinued operations	-	-	(1,121)	(550)	(1,121)	(550)
Net income (loss)	$1,651	$1,987	($1,426)	$51	$225	$2,038

Capital expenditures	$327	$151	$67	$284	$394	$435

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Revenues from unaffiliated customers	$5,783	$5,409	$1,733	$3,141	$7,516	$8,550
Cost of goods sold, exclusive of depreciation and amortization	(4,080)	(3,522)	(1,456)	(2,299)	(5,536)	(5,821)
Selling, general and administrative	(842)	(704)	(433)	(441)	(1,275)	(1,145)
Interest expense	(11)	(12)	-	-	(11)	(12)
Depreciation and amortization	(104)	(105)	(37)	(34)	(141)	(139)
Other income, net	-	145	2	5	2	150
Income (loss) from continuing operations before income tax provision	746	1,211	(191)	372	555	1,583
Income tax provision (benefit)	335	365	(86)	111	249	476
Income (loss) from continuing operations	411	846	(105)	261	306	1,107
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	-	-	(188)	(203)	(188)	(203)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(262)	-	(262)	-
Loss from discontinued operations	-	-	(450)	(203)	(450)	(203)
Net income (loss)	$411	$846	$(555)	$58	$(144)	$904

Capital expenditures	$234	$70	$24	$180	$258	$250

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

14.	Subsequent Events

In October 2012, Servotronics, Inc. entered into an agreement with a local contractor for the construction of a new 30 x 36 foot testing facility that will be located in Elma, New York. The facility expansion is in response to an increase in demand and is expected to cost up to $700,000, including related equipment. The expansion is expected to be funded from operating cash flows and the target completion date is in the first quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Management Discussion

During the three months ended September 30, 2012 and 2011 approximately 26% and 43%, respectively, and 31% and 42% for the nine months ended September 30, 2012 and 2011, respectively, of the Company’s revenues from continuing operations were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of the three and nine months ended September 30, 2012 to September 30, 2011, due to decreased government shipments at the Consumer Products Group in the amount of approximately $1,716,000 and $3,141,000, respectively, while shipments to the government at the Advanced Technology Group remained consistent. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results for both the ATG’s and CPG’s markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. There are substantial uncertainties in the current global economy which in turn may affect the Company’s sales revenues from period to period in 2012 and beyond. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations that are based on changes in the global economy and other factors.

The Company’s CPG develops new commercial products and products for government and military applications. Included in the significant uncertainties in the near and long term are the effects of the U. S. and world stimulus plans and the difficulty to accurately project the net effect of the vagaries inherent in the government procurement process and programs notwithstanding that the U.S government may not process or otherwise delay subject procurements. The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines. The sale of QCC and the closure of AMP are not expected to have a material impact on either government or commercial sales. The result of these discontinued operations eliminates primarily gentleman folding blades and various shears to the CPG product lines.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the nine and three months ended September 30, 2012 and 2011 ($000’s omitted).

	Nine Months Ended September 30,				2012 vs. 2011
	2012		2011		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$16,671	71.5%	$15,817	64.3%	$854	5.4%
Consumer Products	6,631	28.5%	8,775	35.7%	(2,144)	(24.4%)
	23,302	100.0%	24,592	100.0%	(1,290)	(5.2%)
Cost of goods sold, exclusive of depreciation and amortization	17,081	73.3%	17,046	69.3%	35	0.2%

Selling, general and administrative	3,753	16.1%	3,543	14.4%	210	5.9%
Depreciation and amortization	437	1.9%	427	1.7%	10	2.3%
Total costs and expenses	21,271	91.3%	21,016	85.4%	255	1.2%
Operating income, net	2,031	8.7%	3,576	14.6%	(1,545)	(43.2%)
Interest expense	34	0.1%	37	0.2%	(3)	(8.1%)
Other income, net	(12)	(0.1%)	(164)	(0.7%)	152	(92.7%)
Income tax provision	663	2.8%	1,115	4.5%	(452)	(40.5%)
Income from continuing operations	1,346	5.9%	2,588	10.6%	(1,242)	(48.0%)
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	(591)	(2.5%)	(550)	(2.2%)	(41)	7.5%
Loss on disposal of QCC and AMP, net of income tax benefit	(530)	(2.3%)	-	0.0%	(530)	100.0%
Loss from discontinued operations	(1,121)	(4.8%)	(550)	(2.2%)	(571)	103.8%
Net income	$225	1.1%	$2,038	8.4%	$(1,813)	(89.0%)

	Three Months Ended September 30,				2012 vs. 2011
	2012		2011		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,783	76.9%	$5,409	63.3%	$374	6.9%
Consumer Products	1,733	23.1%	3,141	36.7%	(1,408)	(44.8%)
	7,516	100.0%	8,550	100.0%	(1,034)	(12.1%)
Cost of goods sold, exclusive of depreciation and amortization	5,536	73.7%	5,821	68.1%	(285)	(4.9%)
Selling, general and administrative	1,275	17.0%	1,145	13.4%	130	11.4%
Depreciation and amortization	141	1.9%	139	1.6%	2	1.4%
Total costs and expenses	6,952	92.6%	7,105	83.1%	(153)	(2.2%)
Operating income, net	564	7.4%	1,445	16.9%	(881)	(61.0%)
Interest expense	11	0.1%	12	0.1%	(1)	(8.3%)
Other income, net	(2)	0.0%	(150)	(1.8%)	148	(98.7%)
Income tax provision	249	3.3%	476	5.6%	(227)	(47.7%)
Income from continuing operations	306	4.0%	1,107	13.0%	(801)	(72.4%)
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	(188)	(2.5%)	(203)	(2.4%)	15	(7.4%)
Loss on disposal of QCC and AMP, net of income tax benefit	(262)	(3.5%)	-	0.0%	(262)	100.0%
Loss from discontinued operations	(450)	(6.0%)	(203)	(2.4%)	(247)	121.7%
Net income (loss)	$(144)	(2.0%)	$904	10.6%	$(1,048)	(115.9%)

Revenue

The Company’s consolidated revenues for continuing operations decreased approximately $1,034,000 or 12.1% for the three month period ended September 30, 2012 and $1,290,000 or 5.2% for the nine month period ended September 30, 2012 when compared to the same three and nine month periods in 2011. The decrease is due to decreased shipments at the Consumer Products Group (CPG) mainly due to a decrease in shipments related to orders from the U.S. Government and its prime vendors. These decreases are not fully offset by increases in commercial shipments at the CPG and ATG. Procurements and timing of shipments under Government contracts at the CPG may, at times, significantly impact operating results from period to period.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased for the three and nine month periods ended September 30, 2012 and 2011 due to a decrease in government sales at the CPG with disproportionate decreases in labor and overhead costs and additional costs at the ATG related to customer driven process improvement. These additional costs were approximately $100,000 and were expensed in the third quarter of 2012. Also included in the third quarter of 2012 was approximately $75,000 in retroactive pay adjustments for production employees. Fluctuation in cost of goods sold as a percentage of revenues also results from the mix of products sold in the period.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of revenue increased for the three and nine month periods ended September 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, accounting, professional, legal and information technology costs. The increase is primarily due to $130,000 of additional costs in professional and legal expenses for the nine months ended September 30, 2012 as well as $26,000 in retroactive pay adjustments for non-production employees during the third quarter of 2012.

Interest Expense

Interest expense remained relatively consistent for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 due to interest rates which have remained consistent. See also Note 6, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively consistent for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s continuing operations effective tax rate was approximately 44.9% and 30.1% for the three month periods ended September 30, 2012 and 2011, respectively, and approximately 33% and 30.1% for the nine month periods ended September 30, 2012 and 2011, respectively and the discontinued operations effective tax rate was approximately 34.0% for the three and nine month periods ended September 30, 2012 and 30.1% for the same periods of 2011. The effective tax rates reflect the estimated annual effective rates for federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. See also Note 8, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Income From Continuing Operations

Income from continuing operations for the three month period ended September 30, 2012 decreased $801,000 or 72.4% when compared to the same period ended September 30, 2011. Income from continuing operations for the nine month period ended September 30, 2012 decreased $1,242,000 or 48.0% when compared to the same period ended September 30, 2011. The decrease in income from continuing operations is primarily the result of decreased revenues and shipments of products with lower margins at the Company’s Consumer Products Group.

Discontinued Operations

As previously reported, during the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (“QCC”), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000, less $10,000 in escrow. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three and nine months ended September 30, 2012, QCC reported a loss on disposal related to a write-down of certain assets to lower of cost or market resulting in a before tax loss of approximately zero and $406,000, respectively.

On July 23, 2013, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations. As such, AMP is accounted for as discontinued operations in the accompanying consolidated financial statements and the Company accrued for the remaining balance payable on the personal property lease of $67,500 in the accompanying September 30, 2012 financial statements. On October 23, 2012, AMP announced that it will surrender all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party, by November 3, 2012, which is the expiration date of the operating lease for the building. During the three and nine months ended September 30, 2012, AMP recorded a loss on disposal amounting to a before tax loss of approximately $397,000 relating to a write-down of certain assets to lower of cost or market, accrual of remaining balance on operating leases, and expected costs to surrender assets.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory and accounts receivable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At September 30, 2012, the Company had working capital of approximately $20,789,000 ($20,483,000 – December 31, 2011) of which approximately $5,547,000 ($4,948,000– December 31, 2011) was comprised of cash and cash equivalents.

The Company generated approximately $609,000 in cash from operations during the nine months ended September 30, 2012. Cash was generated primarily through net income, collection of receivables, an increase in accrued employee compensation and benefit costs as well as an increase to other accrued liabilities. The primary use of cash for the Company’s operating activities for the nine months ended September 30, 2012 include working capital requirements, mainly inventory, prepayments on insurances and property tax, other current assets and prepaid income taxes. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first nine months of 2012 included approximately $358,000 for cash dividends paid on July 2, 2012. The Company also expended approximately $394,000 for capital expenditures during the nine months ended September 30, 2012. These uses are partially offset by cash generated in the amount of $640,000 for the sale of Queen Cutlery Company.

At September 30, 2012, there are no material commitments for capital expenditures; however, subsequent to September 30, 2012, the Company entered into an agreement with a local contractor for the construction of a new 30 x 36 foot testing facility that will be located in Elma, New York.  It is expected to cost up to $700,000 including related equipment and to be funded from operating cash flows.  The Company also has an unsecured $2,000,000 line of credit on which there is no balance outstanding at September 30, 2012. If needed, this can be used to fund cash flow requirements. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2012 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities
2012 Periods	Total Number of Shares Purchased	Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1– March 31, 2012	-	-	-	211,912
April 1 – June 30, 2012	2,765	8.00	2,765	209,147
July 1 – September 30, 2012	4,676	8.48	4,676	204,471
Total	7,441	8.30	7,441	204,471

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of October 31, 2012, the Company has purchased 246,723 shares and there remain 203,277 shares available to purchase under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1
Asset Purchase Agreement as of September 18, 2012 by and between Daniels Family Cutlery Corporation and Queen Cutlery Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 24, 2012)

2.2
Agreement for the Sale of Real Estate dated September 18, 2012 by and between Daniels Family Cutlery Corporation and Queen Cutlery Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on September 24, 2012)

4.1
Servotronics, Inc. Shareholder Rights Plan dated as of October 15, 2012, which includes the form of Rights Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Stock as Exhibit B, and the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Servotronics, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy statement for the 2012 Annual meeting of Shareholders)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich dated August 13, 2012 (Filed herewith)

10.3*	Employment contract for Kenneth D. Trbovich dated June 15, 2012 (Filed herewith)

10.4*	Amendment to employment contract for Kenneth D. Trbovich dated August 13, 2012 (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 13, 2012

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich Chief Executive Officer