Form 10-K
period 2012-12-31
SERVOTRONICS INC /DE/
filed 2013-03-21
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-07109
SERVOTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0837866
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1110 Maple Street
Elma, New York                                   14059
(Address of Principal Executive Office) (Zip Code)

Registrant’s telephone number, including area code (716) 655-5990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.20 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐                      No ☒

Based on the closing price of the Common Stock on June 29, 2012 ($8.55) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,315,048.

As of February 28, 2013 the number of $.20 par value common shares outstanding was 2,376,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company’s shares currently trade on the New York Stock Exchange (NYSE) MKT under the symbol SVT.

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

Consumer Products

The Company designs, manufactures and sells a variety of cutlery products. These products include a wide range of cutlery items such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, and pocket and other types of knives for hunting, fishing and camping. The Company also sells cutlery products to the U.S. Government and related agencies. These products include machetes, bayonets and other types of knives that are primarily for military use. The Company also produces and markets other cutlery items such as various specialty tools, putty knives, linoleum sheet cutters, field knives and other edged products. The Company manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial cutlery related products are intended for the medium to premium priced markets. See Discontinued Operations under Management’s Discussion and Analysis of Financial Condition for additional information.

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

During the Company’s 2012 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 20% of the Company’s consolidated revenues from continuing operations as compared to 19% in 2011. The Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 27% in 2012 and 26% in 2011 of the Company’s consolidated revenues from continuing operations. The Company also had sales to another ATG customer that amounted to approximately 10% of total consolidated revenues from continuing operations in 2012 and 2011. No other single customer represented more than 10% of the Company’s consolidated revenues from continuing operations in either of these years.

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

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are to hardware, supermarket, variety, department, discount, gift and drug stores. The Company’s Consumer Products Group (CPG) also sells its cutlery products (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 9% of the Company’s consolidated revenues from continuing operations in 2012 as compared to 21% in 2011. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues from continuing operations in 2012. The Company sells its products through its own sales personnel and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 13, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2012 and 2011 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available.

Environmental Compliance

The cost of compliance with current environmental laws has not been material and the Company does not anticipate that it will be in the future.

Manufacturing

The Company manufactures its advanced technology products in Elma, New York and its consumer products in Franklinville, New York.

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

Employees

The Company, at December 31, 2012, had 244 employees of which 229 are full time and are located in Western New York. Approximately 78% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities.

Item 1A.                   Risk Factors

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.                   Unresolved Staff Comments

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Properties

The Company’s executive offices are located on premises held under a capital lease by the Company at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Company owns, leases and/or has options on real property as set forth in the following table:

			Number of
		Principal	buildings and	Approx.
		product	type of	floor area
Location	Acreage	manufactured	construction	(sq. feet)

Elma, New York	38.4	Advanced	1-concrete block/	82,000
		technology	steel
		products

Franklinville,	12.7	Cutlery products	1-tile/wood
New York			1-concrete/metal
			1-concrete block	154,000

Pursuant to agreements with a local industrial development agency (“IDA”) the Company leases and/or has options to purchase a facility and 38.4 acres of land in Elma, New York. The Company occupies the facility, which serves as the Company’s headquarters and major manufacturing and research site for the Company’s Advanced Technology Group. The transaction is accounted for by the Company as a capital lease. The facility secures the payment of an outstanding Industrial Development Bond (the “Bond”) which financed construction of the facility.

The Bond was originally issued in the principal amount of $5,000,000 and, after a series of timely payments of principal and interest by the Company in accordance with the governing agreements, the outstanding Bond principal indebtedness has been reduced to approximately $2,800,000 as of December 31, 2012. When the Bond indebtedness has been fully paid, the Company has the right to purchase the facility for a nominal sum.

The property in Franklinville, New York is owned by the Company with no related encumbrances.

See the accompanying consolidated financial statements, including Note 10, Commitments and Contingencies, thereto, for further information with respect to the Company’s lease commitments and a current expansion project at the Advanced Technology Group in Elma, NY. The Company believes that the properties are suitable and adequate for the current production capacity. The properties leased or otherwise operated by the Company in the forgoing report are appropriately covered by insurance consistent with the advice of the Company’s insurance consultant.

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

The following table shows the range of high and low closing prices for the Company’s common stock as reported by the NYSE MKT (symbol SVT) for 2012 and 2011.

		High	Low
2012
	Fourth Quarter	$8.57	$6.52
	Third Quarter	8.98	7.65
	Second Quarter	10.29	7.50
	First Quarter	11.00	8.96
2011
	Fourth Quarter	$9.37	$8.26
	Third Quarter	9.24	8.18
	Second Quarter	9.51	8.59
	First Quarter	9.79	8.29

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of February 28, 2013)

Common Stock, $.20 par value per share	345

(c)	Dividends on Common Stock

On May 14, 2012 the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on July 2, 2012 to shareholders of record on June 1, 2012 and was approximately $358,000 in the aggregate.

On November 19, 2012, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on December 19, 2012 to shareholders of record on November 29, 2012 and was approximately $358,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis.

(d)	Company Purchases of Company’s Equity Securities

2012 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – September 30, 2012	7,729	8.36	7,729	204,183
October 2012	1,194	8.38	1,194	202,989
November 2012	1,550	7.45	1,550	201,439
December 2012	3,264	7.60	3,264	198,175
Total	13,737	8.08	13,737	198,175

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. During January and February 2013, the Company purchased 11,987 common shares at a weighted average price paid per share of $8.69. As of February 28, 2013 the Company has purchased 263,812 shares and there remain 186,188 shares available to purchase under this program.

Item 6.                      Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

         The aviation and aerospace industries as well as markets for the Company’s consumer products continually face evolving challenges on a global basis. The operations of the Company can be affected by the trends of the economy, including interest rates, income tax laws, government regulation, legislation, and other factors. In addition, uncertainties in today’s global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries and emerging markets, currency policies in relation to the U.S. dollar of some major foreign exporting countries, the effect of terrorism, difficulty in predicting defense and other government appropriations under expected administrative budget cuts, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company’s advanced technology and cutlery products make it difficult to predict the impact on future financial results.

Both the ATG and CPG markets are sensitive to domestic and foreign economic conditions and policies, which may create volatility in operating results from period to period. For example, the airline industry is sensitive to fuel price increases and economic conditions. These factors directly impact the demand for aircraft production as well as the amount of repair and overhaul required on in-service aircraft.

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

In 2012, the Company made significant changes within the CPG as discussed on Page 13 of this 10-K under the heading “Discontinued Operations.”  The Company expects these changes/product line eliminations to have a positive future impact on the Company’s profitability but remains cautiously optimistic for the future within the constraints of today’s global economic environment.

Management Discussion

During the years ended December 31, 2012 and 2011, approximately 29% and 40%, respectively, of the Company’s revenues from continuing operations were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of 2012 to 2011, due to decreased government shipments at the Consumer Products Group in the amount of approximately $4,100,000, respectively, while shipments to the government at the Advanced Technology Group remained relatively consistent. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

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

The Company’s CPG develops new commercial products and products for government and military applications. Included in the significant uncertainties in the near and long term is the impact of expected budgets cuts for military spending and vagaries inherent in the government procurement process and programs. The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

See also Note 13, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations - Year 2012 as Compared to 2011

         The following table compares the Company’s consolidated statements of income data for the twelve months ended December 31, 2012 and 2011 ($000’s omitted).

	Twelve Months Ended December 31,
					2012 vs. 2011
	2012		2011		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$22,000	72.1%	$21,816	66.3%	184	0.8%
Consumer Products	8,510	27.9%	11,083	33.7%	(2,573)	(23.2%)
	30,510	100.0%	32,899	100.0%	(2,389)	(7.3%)
Cost of goods sold, exclusive of depreciation and amortization	22,416	73.5%	22,874	69.5%	(458)	(2.0%)
Selling, general and administrative	5,047	16.5%	4,739	14.4%	308	6.5%
Depreciation and amortization	614	2.0%	592	1.8%	22	3.7%
Total costs and expenses	28,077	92.0%	28,205	85.7%	(128)	(0.5%)
Operating income, net	2,433	8.0%	4,694	14.3%	(2,261)	(48.2%)
Interest expense	52	0.2%	56	0.2%	(4)	(7.1%)
Other income, net	(14)	0.0%	(160)	(0.5%)	146	(91.3%)
Income tax provision	748	2.5%	1,139	3.5%	(391)	(34.3%)
Income from continuing operations	1,647	5.3%	3,659	11.1%	(2,012)	(55.0%)
Loss from operations of a discontinued component, net of income tax benefit	(647)	(2.1%)	(1,033)	(3.1%)	386	(37.4%)
Loss on disposal of QCC and AMP, net of income tax benefit	(680)	(2.2%)	-	0.0%	(680)	100.0%
Loss from discontinued operations	(1,327)	(4.3%)	(1,033)	(3.1%)	(294)	28.5%
Net income	$320	1.0%	$2,626	8.0%	$(2,306)	(87.8%)

Revenue

The Company’s consolidated revenues from continuing operations decreased approximately $2,389,000 or 7.3% for the twelve month period ended December 31, 2012 when compared to the same period in 2011. The decrease in sales is the result of decreased shipments related to orders from the U.S. Government and its prime vendors of approximately $4,100,000 at the Consumer Products Group (CPG) that was not fully off-set by an increase in shipments of commercial products at both ATG and CPG.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased from 69.5% to 73.5% for the twelve month period ended December 31, 2012 when compared to the same period in 2011 due to a decrease in government sales at the CPG with disproportionate decreases in labor and overhead costs. Also contributing was additional expenditures at both ATG and CPG for product development and customer driven process improvement projects in excess of $160,000. Variations in cost of goods sold as a percentage of sales are also largely dependent upon the mix of product sold and customer demand within the operating groups as well as the relative percentage of each operating group’s sales to total consolidated sales.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments and technical developments in new machinery as well as investment and development of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $308,000 or 6.5% for the twelve month period ended December 31, 2012 compared to the same period in 2011. Approximately 27% of selling, general and administrative expenses is attributable to the sale and marketing of products. This includes costs of internal and external sales force and active promotion and development of new and existing products. Selling costs decreased approximately $80,000 or 6% when comparing the twelve month period ended December 31, 2012 to the same period in 2011 mainly due to changes in personnel.

Labor and labor related expenses for general and administrative support account for approximately 43% of total SG&A. These costs increased approximately $31,000 primarily due to increased salaries, wages and employee benefit costs as well as an increase of approximately $265,000 or 83% in other general and administrative expenses for legal and professional services related to intellectual property and 8-K filing matters when comparing the twelve month period ended December 31, 2012 to the same period in 2011.

Interest Expense

Interest expense decreased for the twelve month period ended December 31, 2012 compared to the same period in 2011 primarily due to the decrease in the average outstanding debt. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $22,000 or 3.7% for the twelve month period ended December 31, 2012 compared to the same period in 2011. Depreciation expense fluctuates due to estimated useful lives of depreciable property (as identified in Note 1, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its delivery commitments and to meet the information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes
The Company’s effective tax rate for continuing operations was 31.3% in 2012 and 23.7% in 2011 and the effective tax rate for discontinued operations was 31.8% in 2012 and 31.3% in 2011. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. A portion of the effective tax rate increase during 2012 is related to the expiration of the research and development tax credit. The Company anticipates recording a tax benefit in the first quarter of 2013 to reflect the research and development tax credit re-enactment. See also Note 8, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

Income from Continuing Operations

Income from continuing operations decreased $2,012,000 or 55.0% when comparing the twelve month period ended December 31, 2012 to the same period in 2011. The decrease in income from continuing operations is the result of decreased revenues and shipments of products at the Company’s Consumer Products Group.

Discontinued Operations

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (“QCC”), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the twelve months ended December 31, 2012, QCC reported a loss from discontinued operations before income tax of $793,000 that included a pre-tax loss on disposal related to a write-down of certain assets to lower of cost or market of $406,000.

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. As of December 31, 2012, AMP has recorded a loss from discontinued operations before income tax of $1,153,000 that included a pre-tax loss on disposal relating to a write-down of certain assets to lower of cost or market, accrual of remaining balance on operating leases and expected costs to surrender assets of $592,000.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2012, the Company had working capital of approximately $19,938,000 ($20,483,000 – 2011) of which approximately $5,573,000 ($4,948,000 – 2011) was comprised of cash and cash equivalents.
The Company generated approximately $1,695,000 in cash from operations during the twelve months ended December 31, 2012 as compared to $2,602,000 during the twelve months ended December 31, 2011. Cash was generated primarily through net income excluding non-cash charges and $1,144,000 in collection of receivables. The primary use of cash for the Company’s operating activities for the twelve months ended December 31, 2012 include working capital requirements of mainly $1,109,000 in inventory, payments to vendors of $400,000 as well as payments of approximately $256,000 in income taxes. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increased inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the twelve months ended December 31, 2012 included approximately $202,000 of current principal payments on long-term debt, as well as approximately $716,000 for cash dividends paid on July 2, 2012 and December 19, 2012. The Company also expended approximately $885,000 for capital expenditures that includes payments for the expansion of a new hot test facility at ATG that will be put into service in 2013. These uses are partially offset by cash generated in the amount of $650,000 for the sale of Queen Cutlery Company.

 At December 31, 2012 the Company has remaining commitments of approximately $410,000 related to the construction of a new hot test facility. See also Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements for more information.

The Company also has an unsecured $2,000,000 line of credit on which there was no balance outstanding at December 31, 2012 or 2011. If needed, this can be used to fund cash flow required for operations. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2013 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition, which approximates actual cost (first-in, first-out). Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory. Pre-production and start-up costs are expensed as incurred.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this pronouncement in the first quarter of 2012 and is presenting separate statements of comprehensive income in the consolidated financial statements.

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

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

(i)      Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)  Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

(iii)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.                   Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year or such information will be included by amendment to this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (the Code) that applies to all directors, officers and employees of the Company as required by the listing standards of the NYSE MKT. The Code is available on the Company’s website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the NYSE MKT.

Item 11.                   Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

 The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	21,000	$4.70	0
Equity compensation plans not approved by security holders	0	0	0
Total	21,000	$4.70	0

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K.

Item 13.                   Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.                   Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

2.1
Asset Purchase Agreement as of September 18, 2012 by and between Daniels Family Cutlery Corporation and Queen Cutlery Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 24, 2012)

2.2
Agreement for the Sale of Real Estate dated September 18, 2012 by and between Daniels Family Cutlery Corporation and Queen Cutlery Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on September 24, 2012)

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1	Letter of Credit Reimbursement Agreement with Fleet Bank dated December 1, 1994 (Incorporated by reference to Exhibit 4(B)(1) to the Company’s Form 10-KSB for the year ended December 31, 1994)

4.2
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

4.4	Third Amendment to Letter of Credit and Reimbursement Agreement originally dated December 1, 1994, with Fleet National Bank, dated as of September 21, 2005

4.5	Fourth Amendment and Extension to Letter of Credit and Reimbursement Agreement originally dated December 1, 1994, with Bank of America, N.A., dated as of November 19, 2009

4.6	Loan Agreement dated as of June 27, 2012 between Bank of America, N.A. and Servotronics, Inc.

4.7
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

4.10	Shareholder Rights Plan dated as of October 17, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 15, 2012)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Filed herewith)

10.4*	Employment Agreement for Kenneth D. Trbovich (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*	Employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.7*	Amendment to employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC May 14, 2012)

10.8*	Amendment to employment contract for Nicholas D. Trbovich, Jr. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC October 25, 2012)

10.9*
Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10(E) to the Company’s Form 10-KSB for the year ended December 31, 1986)

10.10	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.11	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.12
Land Lease Agreement between TSV, Inc. (wholly-owned subsidiary of the Registrant) and the ECIDA dated as of May 1, 1992, and Corporate Guaranty of the Registrant dated as of May 1, 1992 (Incorporated by reference to Exhibit 10(D)(9) to the Company’s Form 10-KSB for the year ended December 31, 1992)

10.13
Amendment to Land Lease Agreement and Interim Lease Agreement dated November 19, 1992 (Incorporated by reference to Exhibit 10(D) (11) to the Company’s Form 10-KSB for the year ended December 31, 1993)

10.14
Lease Agreement dated as of December 1, 1994 between the Erie County Industrial Development Agency (“ECIDA”) and TSV, Inc. (Incorporated by reference to Exhibit 10(D)(11) to the Company’s Form 10-KSB for the year ended December 31, 1994)

10.15	Sublease Agreement dated as of December 1, 1994 between TSV, Inc. and the Registrant (Incorporated by reference to Exhibit 10(D)(12) to the Company’s Form 10-KSB for the year ended December 31, 1994)

10.16*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s proxy statement for the 2001 Annual Meeting of Stockholders)

10.17*	Amendment to the 2001 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10(D)(13)(b) to the Company’s 10-KSB for the year ended December 31, 2007)

10.18*	Servotronics, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

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

101
The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SERVOTRONICS, INC.

March 21, 2013	By	/s/ Dr. Nicholas D. Trbovich,
Dr. Nicholas D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicholas D. Trbovich	Chief Executive Officer,	March 21, 2013
Dr. Nicholas D. Trbovich	Chairman of the
Board and Director

/s/ Kenneth D. Trbovich	President and Director	March 21, 2013
Kenneth D. Trbovich

/s/ Cari L. Jaroslawsky	Chief Financial Officer and	March 21, 2013
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges, Esq.	Director	March 21, 2013
Donald W. Hedges, Esq.

/s/ Dr. William H. Duerig	Director	March 21, 2013
Dr. William H. Duerig

/s/ Edward C. Cosgrove, Esq.	Director	March 21, 2013
Edward C. Cosgrove, Esq.

Director
Nicholas D. Trbovich, Jr.

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2012 and 2011	F3

Consolidated Statements of Income for the years ended December 31, 2012 and 2011	F4

Consolidated Statements of Comprehensive Income for the years ended	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F6

Notes to Consolidated Financial Statements	F7-F22

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Servotronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.
Buffalo, New York

March 21, 2013

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$5,573	$4,948
Accounts receivable, net	4,858	6,031
Inventories, net	11,213	11,607
Prepaid income taxes	387	133
Deferred income taxes	655	754
Other assets	306	505

Total current assets	22,992	23,978

Property, plant and equipment, net	5,946	6,103

Other non-current assets	365	342

Total Assets	$29,303	$30,423

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$192	$202
Current portion of capital lease related party	-	81
Accounts payable	1,051	1,451
Accrued employee compensation and benefit costs	1,422	1,434
Other accrued liabilities	389	327

Total current liabilities	3,054	3,495

Long-term debt	2,663	2,855

Long-term portion of capital lease related party	-	333

Deferred income taxes	320	496

Commitments and contingencies (see Note 10)	-	-

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,157,920 (2,074,257 – 2011) shares	523	523
Capital in excess of par value	13,987	13,774
Retained earnings	11,771	12,490
Accumulated other comprehensive loss	(85)	(67)
Employee stock ownership trust commitment	(1,165)	(1,266)
Treasury stock, at cost 241,372 (305,135 – 2011) shares	(1,765)	(2,210)

Total shareholders’ equity	23,266	23,244

Total Liabilities and Shareholders’ Equity	$29,303	$30,423

See notes to consolidated financial statements

-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)

	Years Ended
	December 31,
	2012	2011
Revenue	$30,510	$32,899

Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	22,416	22,874
Selling, general and administrative	5,047	4,739
Interest expense	52	56
Depreciation and amortization	614	592
Other income, net	(14)	(160)

Total expenses	28,115	28,101

Income from continuing operations before income tax provision	2,395	4,798
Income tax provision	748	1,139

Income from continuing operations	1,647	3,659

Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	(647)	(1,033)
Loss on disposal of QCC and AMP, net of income tax benefit	(680)	-
Loss from discontinued operations	(1,327)	(1,033)

Net income	$320	$2,626

Income (loss) per share:

Basic

Income per share from continuing operations	$0.77	$1.83

Loss per share from discontinued operations	(0.62)	(0.52)

Total net income per share	$0.15	$1.31

Diluted

Income per share from continuing operations	$0.77	$1.73

Loss per share from discontinued operations	(0.62)	(0.49)

Total net income per share	$0.15	$1.24

See notes to consolidated financial statements

-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)

	Years Ended
	December 31,
	2012	2011
Net income	$320	$2,626
Other comprehensive income (loss): Retirement benefits adjustment	(18)	11

Total comprehensive income	$302	$2,637

See notes to consolidated financial statements

-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Years Ended
	December 31,
	2012	2011
Cash flows related to operating activities:
Net income	$320	$2,626
Adjustments to reconcile net income to net cash generated in operating activities -
Depreciation and amortization	660	686
Loss on disposal of QCC and AMP, net of income tax benefit	680	-
Deferred income taxes (benefit)	(73)	(206)
Increase in inventory reserve	91	122
Increase in allowance for doubtful accounts	29	16
Gain on disposal of property and equipment	(9)	-
Change in assets and liabilities:
Accounts receivable	1,144	(620)
Inventories	(1,109)	(697)
Prepaid income taxes	277	376
Other assets	183	(168)
Other non-current assets	(31)	(54)
Accounts payable	(400)	204
Accrued employee compensation and benefit costs	(75)	119
Other accrued liabilities	(93)	97
Employee stock ownership trust payment	101	101
Net cash generated in operating activities	1,695	2,602
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(885)	(608)
Proceeds from the sale of Queen Cutlery assets	650	-
Net cash used in investing activities	(235)	(608)
Cash flows related to financing activities:
Principal payments on long-term debt	(202)	(323)
Proceeds from exercise of stock options	234	110
Principal payments on capital lease related party	(41)	(81)
Purchase of treasury shares	(110)	-
Cash dividend	(716)	(682)
Purchase of stock options	-	(517)
Net cash used in financing activities	(835)	(1,493)
Net increase in cash and cash equivalents	625	501
Cash and cash equivalents at beginning of year	4,948	4,447
Cash and cash equivalents at end of year	$5,573	$4,948

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $130,000 at December 31, 2012 and $101,000 at December 31, 2011. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $778,000 and $773,000 at December 31, 2012 and 2011, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding one year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

-F7-

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

Buildings and improvements	5-39 years

Machinery and equipment	5-20 years

Tooling	3-5 years

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2012 or 2011, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2012 and 2011.

During the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the Company’s originally filed returns. The 2009 through 2011 Federal and state tax returns remain open under statute.

Supplemental Cash Flow Information

Income taxes paid during the twelve month periods ended December, 2012 and 2011 amounted to $256,000 and $511,000, respectively. Interest paid during the twelve month periods ended December, 2012 and 2011 amounted to $57,000 and $65,000 respectively. During the twelve month periods ended December 2012 and 2011, the Company reduced its tax liability and credited capital in excess of par value by approximately $213,000 and $283,000, respectively, related to the exercise/surrender of stock options.

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2012 and 2011.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. Refer to Note 13, Business Segments, for disclosures related to customer concentrations.

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

Reclassifications

Certain balances as of December 31, 2011 were reclassified to conform with classifications adopted in the current year.

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

-F9-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Discontinued Operations

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (“QCC”), a wholly owned subsidiary of Servotronics Inc., completed the disposition through a sale of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the twelve months ended December 31, 2012, QCC reported a loss from discontinued operations before income tax of $793,000 that included a pre-tax loss on disposal related to a write-down of certain assets to lower of cost or market of $406,000.

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave twelve months notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. As of December 31, 2012, AMP has recorded a loss from discontinued operations before income tax of $1,153,000 that included a pre-tax loss on  disposal relating to a write-down of certain assets to lower of cost or market, accrual of remaining balance on operating leases and expected payroll and closing costs to surrender assets of $592,000.

The following is a summary of discontinued operations:

	Years Ended
	December 31,
	2012	2011
	($000’s omitted)
Discontinued operations:
Revenue of QCC and AMP	$1,002	$1,282

Loss from operations of QCC and AMP	$(948)	(1,504)
Income tax benefit	301	471
Net loss from operations of QCC and AMP	(647)	(1,033)

Loss on disposal of QCC and AMP	(998)	-
Income tax benefit	318	-
Net loss on disposal of QCC and AMP	(680)	-

Loss from discontinued operations	$(1,327)	$(1,033)

-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories	December 31,
	2012	2011
	($000’s omitted)

Raw materials and common parts	$6,189	$5,727
Work-in-process	2,460	3,511
Finished goods	2,564	2,369

Total inventories, net of reserve	$11,213	$11,607

4. Property, Plant and Equipment	December 31,
	2012	2011
	($000’s omitted)

Land	$21	$25
Buildings	7,256	7,181
Machinery, equipment and tooling (including capital lease)	12,370	12,930

	19,647	20,136
Less accumulated depreciation and amortization	(13,701)	(14,033)

Total property, plant and equipment	$5,946	$6,103

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2012 and 2011, accumulated amortization on the building amounted to approximately $2,552,000 and $2,423,000, respectively. Amortization expense amounted to $130,000 for the twelve month periods ended December 31, 2012 and 2011, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements.

On July 23, 2012, the Company gave twelve months notice of termination of a capital lease for machinery and equipment previously under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. See also Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements for more information. Amortization expense related to the capital lease related party, included in the loss from operations of a discontinued component, net of tax, amounted to $42,000 and $84,000 for the twelve month periods ended December 31, 2012 and 2011, respectively.

Depreciation expense from continuing operations amounted to $461,000 and $439,000 for the twelve month periods ended December 31, 2012 and 2011, respectively. The combined depreciation and amortization expense from continuing operations were $614,000 and $592,000 for the twelve month periods ended December 31, 2012 and 2011, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the property, plant and equipment is approximately $290,000 of construction in progress related to the facility expansion in Elma, New York not yet placed in service at December 31, 2012.

5.	Long-Term Debt	December 31,
		2012	2011
		($000’s omitted)

	Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.38% at December 31, 2012)(A)	$2,790	$2,960

	Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	65	86

	Secured term loan payable to a government agency; monthly principal payments of approximately $2,200 with interest waived payable through second quarter of 2012	-	11
		2,855	3,057
	Less current portion	(192)	(202)
		$2,663	$2,855

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

Principal maturities of long-term debt are as follows: 2013 - $192,000, 2014 - $2,642,000 and 2015 - $21,000.

The Company also has an unsecured $2,000,000 line of credit on which there was no balance outstanding at December 31, 2012 or 2011.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2012 and 2011, the Company was in compliance with its debt covenants.

6.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain personal property. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 through the fourth quarter of 2016.

On July 23, 2012, the Company gave twelve months notice of termination of a previously reported related party capital lease. There is no material gain or loss associated with the cancellation of such agreement. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. The Company has accrued for any balances payable on the December 31, 2012 financial statements. The termination relates to discontinued operations as discussed in Note 2, Discontinued Operations, of the accompanying consolidated financial statements. There are no other future obligations under this lease.

-F12-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Employee Benefit Plans

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

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE MKT, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2012.

Since inception of the ESOP, approximately 439,647 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2012 and 2011 approximately 215,214 and 235,114 shares, respectively, purchased by the ESOP remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2012 and 2011. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2012 and 2011 is $376,962 and $316,395, respectively, and is being amortized into expense at a rate of approximately $38,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2012 and 2011 is approximately $85,000 and $67,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

8.	Income Tax Provision

There are no uncertain tax positions or unrecognized tax benefits for 2012 and 2011.

The income tax provision (benefit) for income taxes from continuing operations included in the consolidated statements of income consists of the following:

	2012	2011
	($000’s omitted)
Current:
Federal	$703	$1,333
State	2	(2)
	705	1,331
Deferred:
Federal	42	(151)
State	1	(41)
	43	(192)
	$748	$1,139

The income tax (benefit) for income taxes from discontinued operations included in the consolidated statements of income consists of the following:

	2012	2011
	($000’s omitted)
Current:
Federal	$(503)	$(454)
State	-	-
	(503)	(454)
Deferred:
Federal	(114)	(17)
State	(2)	-
	(116)	(17)
	$(619)	$(471)

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision (benefit) from continuing operations and the federal statutory income tax rate is as follows:

	2012	2011
Federal statutory rate	34.0%	34.0%
Deferred tax adjustment	-	(3.3%)
Business credits	1.8%	(2.8%)
ESOP dividend	(2.8%)	(1.5%)
Domestic production activities deduction	(1.8%)	(2.3%)
Other	-	0.2%
State income taxes (less federal effect)	0.1%	(0.6%)
Effective tax rate	31.3%	23.7%

At December 31, 2012 and 2011, the deferred tax assets (liabilities) were comprised of the following:

	2012	2011
	($000’s omitted)
Inventories	$319	$380
Accrued employee compensation and benefit costs	316	373
Operating loss and credit carryforwards	252	300
Other	73	38
Minimum pension liability	44	39
Total deferred tax assets	1,004	1,130
Valuation allowance	(233)	(270)
Net deferred tax asset	771	860
Property, plant and equipment	(436)	(602)
Total deferred tax liabilities	(436)	(602)
Net deferred tax asset	$335	$258

At December 31, 2012, the Company has a New York state net operating loss carryforward of approximately $453,000 (approximately a $2,000 net tax benefit) that begin to expire in 2023, which is fully reserved for at December 31, 2012. The Company has a Pennsylvania state net operating loss carryforward of approximately $1,924,000 (approximately a $192,000 net tax benefit) that begins to expire in 2019, which is fully reserved for at December 31, 2012. The Company also has an Arkansas state net operating loss carryforward of approximately $2,478,000 (approximately a $144,000 net tax benefit) that begins to expire in 2015, which is fully reserved for at December 31, 2012.

During the third quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years 2008 and 2009. In the first quarter of 2011, the examination was completed and resulted in no material adjustments to the Company’s originally filed returns. The 2009 through 2011 Federal and state tax returns remain open under statute.

-F15-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Common Shareholders’ Equity

	Common stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOT	stock	Loss	Equity
	($000’s omitted except share amounts)

Balance December 31, 2010	2,614,506	$523	$13,491	$11,467	($1,367)	($2,724)	($78)	$21,312
Net income	-	-	-	2,626	-	-	-	2,626
Retirement benefits adjustment	-	-	-	-	-	-	11	11
Compensation expense	-	-	-	-	101	-	-	101
Cash dividend	-	-	-	(682)	-	-	-	(682)
Surrender of unexercised options, net of tax benefit	-	-	176	(517)	-	-	-	(341)
Exercise of stock options, net of tax benefit	-	-	107	(404)	-	514	-	217
Balance December 31, 2011	2,614,506	523	13,774	12,490	(1,266)	(2,210)	(67)	23,244
Net income	-	-	-	320	-	-	-	320
Retirement benefits adjustment	-	-	-	-	-	-	(18)	(18)
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(110)	-	(110)
Cash dividend	-	-	-	(716)	-	-	-	(716)
Exercise of stock options, net of tax benefit	-	-	213	(323)	-	555	-	445
Balance December 31, 2012	2,614,506	$523	$13,987	$11,771	($1,165)	($1,765)	($85)	$23,266

In January of 2006, the Company’s Board of Directors authorized the purchase by the Company of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. During the year ended December 31, 2012, 13,737 shares were repurchased for $110,000 and added to treasury stock. As of February 28, 2013, the Company has purchased 263,812 shares and there remain 186,188 shares available to purchase under this program.

In 2012, certain option holders, including the independent directors, Chief Executive Officer and then current Chief Operating Officer, elected to exercise 71,000 options, of which 2,500 were bought back by the Company resulting in 68,500 net shares issued out of treasury stock for net proceeds of approximately $215,000. Such transactions were properly reported on Form 4 with the Securities and Exchange Commission. A tax benefit to the Company of approximately $213,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value. Also in the first quarter of 2012, one option holder elected to exercise 9,000 options, resulting in 9,000 shares issued out of treasury stock for proceeds of approximately $18,000.

-F16-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2011, certain option holders elected to surrender 112,000 unexercised options to the Company in exchange for a cash payment equal to the difference between the exercise price and the average of the high and the low market price of the Company’s common stock on the day of surrender less an administrative charge. Such transactions aggregated $517,000. A tax benefit, to the Company of approximately $176,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value. Also in 2011, certain option holders elected to exercise 78,000 options, of which 6,000 were bought back by the Company resulting in 72,000 net shares issued out of treasury stock. A tax benefit to the Company of approximately $107,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value.

On May 14, 2012 the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on July 2, 2012 to shareholders of record on June 1, 2012 and was approximately $358,000 in the aggregate. On November 19, 2012 the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was paid on December 19, 2012 to shareholders of record on November 29, 2012 and was approximately $358,000 in the aggregate. During the twelve months ended December 31, 2011, dividends amounting to approximately $682,000 were declared and paid to shareholders. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis.

Other Comprehensive Loss

The only component of accumulated other comprehensive loss included in equity at December 31, 2012 is $85,000 ($67,000 – 2011) of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits (see Note 7, Employee Benefit Plans). These amounts are shown net of income tax benefit of $44,000 at December 31, 2012 ($39,000 – 2011).

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

-F17-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31,
	2012	2011
	($000’s omitted
	except per share data)
Income from continuing operations	$1,647	$3,659
Loss from discontinued operations	(1,327)	(1,033)
Net income	$320	$2,626
Weighted average common shares outstanding (basic)	2,132	1,997
Incremental shares from assumed conversions of stock options	15	112
Weighted average common shares outstanding (diluted)	2,147	2,109
Basic
Income per share from continuing operations	$0.77	$1.83
Loss per share from discontinued operations	(0.62)	(0.52)
Total net income per share	$0.15	$1.31
Diluted
Income per share from continuing operations	$0.77	$1.73
Loss per share from discontinued operations	(0.62)	(0.49)
Total net income per share	$0.15	$1.24

Share Based Payments

Under the Servotronics, Inc. 2000 Employee Stock Option Plan authorized by the Board of Directors and the 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, and other separate agreements authorized by the Board of Directors, the Company has granted options to certain Directors, Officers and employees. No options were granted and there was no corresponding stock based compensation in 2012 or 2011. At December 31, 2012, there were no stock options available for issuance as no awards are available to be granted after July 2, 2012 under the 2001 Long-Term Stock Incentive Plan. Options granted under this plan have durations of ten years and vesting periods ranging from immediate vesting to four years.

-F18-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options granted under all employee plans is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price ($)	Life	($)

Outstanding as of December 31, 2010	306,500	3.49	2.55
Granted in 2011	-	-
Expired in 2011	8,000	4.38
Exercised in 2011	78,000	2.05
Surrendered in 2011	112,000	4.33

Outstanding as of December 31, 2011	108,500	3.60	2.96
Granted in 2012	-	-
Expired in 2012	7,500	4.70
Exercised in 2012	80,000	3.21

Outstanding and exercisable as of December 31, 2012	21,000	4.70	3.00	65,100

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $7.80 at December 31, 2012. The total intrinsic value of options exercised during the year ended December 31, 2012 amounted to $517,000.

Shareholders’ Rights Plan

During 2012, the Company’s Board of Directors adopted a shareholders’ rights plan (the “Rights Plan”) and simultaneously declared a dividend distribution of one right for each outstanding share of the Company’s common stock outstanding at October 15, 2012. The Rights Plan replaced a previous shareholders rights plan that was adopted in 2002 and expired on August 28, 2012. The Rights do not become exercisable until the earlier of (i) the date of the Company’s public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich or the ESOP trust (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company’s common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

-F19-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and Contingencies

The Company has a contingent liability related to the termination of an employment agreement for a former Executive Officer of the Company, effective September 29, 2012. The Company is unable to reasonably or accurately estimate the amount of the liability at this time. Under the terms of the agreement, management estimates that the compensation in the form of future medical benefits and severance payments could result in additional liabilities as high as approximately $1,400,000. However, the Company is disputing these amounts and is currently in negotiation with the former officer to settle the potential liability. Accordingly, no additional liability has been accrued as of December 31, 2012 related to these items.

The Company leases certain equipment and real property pursuant to operating lease arrangements. Total rental expense in 2012 and 2011 and future minimum payments under such leases are not material to consolidated financial statements. The Company also leases certain real and personal property being accounted for under capital leases. See also Note 4, Property, Plant and Equipment, Note 5, Long-Term Debt, Note 6, Capital Lease – Related Party and Note 11, Related Party Transactions, of the accompanying consolidated financial statements for information on the leases.

In October 2012, Servotronics, Inc. entered into an agreement with a local contractor for the construction of a new 30 x 36 foot testing facility that will be located in Elma, New York. The facility expansion is in response to an increase in demand and is expected to cost approximately $700,000, including related equipment. The expansion is being funded from operating cash flows and the target completion date is in the first quarter of 2013. At December 31, 2012 the Company has remaining commitments of approximately $410,000 for the completion of the project.

11.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. The Company also entered into a real property lease agreement, with the same related party, which provided for annual rental of $60,000 a year. These transactions were disclosed as related party transactions because the wife of a former officer of Servotronics, Inc. is a sole shareholder of the company that was leasing/selling the assets. In connection with the Company’s decision to cease all manufacturing operations in the third quarter of 2012 at this subsidiary, and the subsequent surrender of assets under the personal property and real property leases to the related party in the fourth quarter of 2012, the Company accrued for the remaining lease payments which are not material to the December 31, 2012 consolidated financial statements. See Note 6, Capital Lease-Related Party, of the accompanying consolidated financial statements.

12.          Litigation

There are no legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

13.          Business Segments

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

-F20-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company had identifiable assets of approximately $29,303,000 ($30,423,000 – December 31, 2011) of which approximately $19,211,000 ($18,004,000 – December 31, 2011) was for ATG and approximately $10,092,000 ($12,419,000 – December 31, 2011) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Years ended		Years ended		Years ended
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Revenues from unaffiliated customers	$22,000	$21,816	$8,510	$11,083	$30,510	$32,899
Cost of goods sold, exclusive of depreciation and amortization	(15,275)	(14,710)	(7,141)	(8,164)	(22,416)	(22,874)
Selling, general and administrative	(3,319)	(3,034)	(1,728)	(1,705)	(5,047)	(4,739)
Interest expense	(52)	(56)	-	-	(52)	(56)
Depreciation and amortization	(432)	(431)	(182)	(161)	(614)	(592)
Other income, net	4	150	10	10	14	160
Income (loss) from continuing operations before income tax provision (benefit)	2,926	3,735	(531)	1,063	2,395	4,798
Income tax provision (benefit)	915	885	(167)	254	748	1,139
Income (loss) from continuing operations	2,011	2,850	(364)	809	1,647	3,659
Discontinued operations:
Loss from operations of a discontinued component, net of income tax benefit	-	-	(647)	(1,033)	(647)	(1,033)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(680)	-	(680)	-
Loss from discontinued operations	-	-	(1,327)	(1,033)	(1,327)	(1,033)
Net income (loss)	$2,011	$2,850	$(1,691)	$(224)	$320	$2,626
Capital expenditures	$574	$271	$311	$337	$885	$608

-F21-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for consolidated revenues from continuing operations of approximately $6,000,000 in 2012 and $6,300,000 in 2011. Similar contracts by the Consumer Products Group accounted for consolidated revenues from continuing operations of approximately $2,750,000 in 2012 and $6,900,000 in 2011. Sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 27% of total consolidated revenues from continuing operations in 2012 and 26% in 2011. The Company also had sales to another ATG customer that amounted to approximately 10% of total consolidated revenues from continuing operations in 2012 and 2011. No other single customer represented more than 10% of the Company’s consolidated revenues from continuing operations in any of these years.

14.          Subsequent Events

In the first quarter of 2013 certain independent directors elected to exercise 15,000 options at an exercise price of $4.70. Such transactions were properly reported on Form 4 with the Securities and Exchange Commission.

During January and February 2013, 11,987 shares were repurchased for approximately $104,000 and added to treasury stock.

-F22-