Form 10-Q
period 2013-03-31
SERVOTRONICS INC /DE/
filed 2013-05-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $.20 par value	2,535,081

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,665	$5,573
Accounts receivable, net	5,579	4,858
Inventories, net	10,993	11,213
Prepaid income taxes	401	387
Deferred income taxes	655	655
Other assets	562	306
Total current assets	22,855	22,992
Property, plant and equipment, net	6,271	5,946
Other non-current assets	363	365
Total Assets	$29,489	$29,303
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$192	$192
Accounts payable	1,100	1,051
Accrued employee compensation and benefit costs	1,580	1,422
Other accrued liabilities	249	389
Total current liabilities	3,121	3,054
Long-term debt	2,658	2,663
Deferred income taxes	320	320
Commitments and contingencies (See Note 10)	-	-
Shareholders’ equity:
Common stock, par value $.20; authorized
4,000,000 shares; issued 2,614,506 shares;
outstanding 2,155,968 (2,157,920 - 2012) shares	523	523
Capital in excess of par value	14,008	13,987
Retained earnings	11,909	11,771
Accumulated other comprehensive loss	(85)	(85)
Employee stock ownership trust commitment	(1,165)	(1,165)
Treasury stock, at cost 243,324 (241,372 - 2012) shares	(1,800)	(1,765)
Total shareholders’ equity	23,390	23,266
Total Liabilities and Shareholders’ Equity	$29,489	$29,303

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$7,342	$8,067
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	5,697	6,259
Selling, general and administrative	1,299	1,258
Interest expense	10	11
Depreciation and amortization	153	147
Other income, net	(1)	(8)
Total expenses	7,158	7,667
Income from continuing operations before income tax provision	184	400
Income tax provision	7	125
Income from continuing operations	177	275
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	-	(212)
Net income	$177	$63

Income (loss) per share:
Basic
Income per share from continuing operations	$0.08	$0.13
Loss per share from discontinued operations	-	(0.10)
Total net income per share	$0.08	$0.03

Diluted
Income per share from continuing operations	$0.08	$0.13
Loss per share from discontinued operations	-	(0.10)
Total net income per share	$0.08	$0.03

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$177	$63
Other comprehensive income:
Retirement benefits adjustment	-	-
Total comprehensive income	$177	$63

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows related to operating activities:
Net income	$177	$63
Adjustments to reconcile net income to net
cash (used) generated in operating activities:
Depreciation and amortization	153	171
(Decrease) increase in inventory reserve	(8)	14
(Decrease) increase in allowance for doubtful accounts	(10)	15
Change in assets and liabilities:
Accounts receivable	(711)	345
Inventories	228	(154)
Prepaid income taxes	7	27
Other assets	(256)	(328)
Other non-current assets	2	(2)
Accounts payable	49	(120)
Accrued employee compensation and benefit costs	158	274
Other accrued liabilities	(140)	(144)
Net cash (used) generated in operating activities	(351)	161
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(478)	(87)
Net cash used in investing activities	(478)	(87)
Cash flows related to financing activities:
Principal payments on long-term debt	(5)	(12)
Proceeds from exercise of stock options	70	19
Principal payments on capital lease related party	-	(20)
Purchase of treasury shares	(144)	-
Net cash used in financing activities	(79)	(13)
Net (decrease) increase in cash and cash equivalents	(908)	61
Cash and cash equivalents at beginning of period	5,573	4,948
Cash and cash equivalents at end of period	$4,665	$5,009

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated financial statements should be read in conjunction with the 2012 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $120,000 at March 31, 2013 and $130,000 at December 31, 2012. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $770,000 and $778,000 at March 31, 2013 and December 31, 2012, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2013 or December 31, 2012, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2013 and 2012.

The 2009 through 2012 Federal and state returns remain open under statute.

Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 2013 and 2012 amounted to approximately $2,700 and $7,500, respectively. Interest paid during the three months ended March 31, 2013 and 2012 amounted to approximately $10,000 and $13,000, respectively. During the three months ended March 31, 2013, the Company reduced its tax liability by approximately $21,000 related to the exercise of stock options and was credited directly to capital in excess of par value.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate, or at least annually, that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2013 and December 31, 2012.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (QCC), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three months ended March 31, 2013 there was no loss from discontinued operations related to QCC. A loss before income taxes of approximately $130,000 from discontinued operations was reported for the same three month period in 2012.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2013, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the three months ended March 31, 2013, there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $182,000 from discontinued operations was reported for the same three month period in 2012.

The following is a summary of discontinued operations:

	Three Months Ended
	March 31,
	2013	2012
	($000’s omitted)
Discontinued operations:
Revenue of QCC and AMP	$-	$303

Loss from operations of QCC and AMP	$-	$(312)
Income tax benefit	-	100
Net loss from operations of QCC and AMP	$-	$(212)

4.	Inventories

	March 31,	December 31,
	2013	2012
	($000’s omitted)

Raw materials and common parts	$5,852	$6,189
Work-in-process	3,026	2,460
Finished goods	2,115	2,564

Total inventories, net of reserve	$10,993	$11,213

5.	Property, Plant and Equipment

	March 31,	December 31,
	2013	2012
	($000’s omitted)

Land	$21	$21
Buildings	7,260	7,256
Machinery, equipment and tooling	12,843	12,370
	20,124	19,647
Less accumulated depreciation and amortization	(13,853)	(13,701)
Total property, plant and equipment	$6,271	$5,946

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2013 and December 31, 2012, accumulated amortization on the building amounted to approximately $2,584,000 and $2,552,000, respectively. Amortization expense amounted to $32,000 for the three month periods ended March 31, 2013 and 2012. The associated current and long-term liabilities are discussed in Note 6, Long-Term Debt, of the accompanying consolidated financial statements.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2012, the Company gave notice of termination of a capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. See also, Note 7, Capital Lease – Related Party, of the accompanying consolidated financial statements for more information. Amortization expense related to the capital lease related party, included in the loss from operations of a discontinued component, net of tax, amounted to zero and approximately $21,000 for the three month periods ended March 31, 2013 and 2012, respectively.

Depreciation expense from continuing operations amounted to $119,000 and $113,000 for the three month periods ended March 31, 2013 and 2012, respectively. The combined depreciation and amortization expense from continuing operations amounted to $153,000 and $147,000 for the three month periods ended March 31, 2013 and 2012, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

Included in machinery, equipment and tooling is approximately $707,000 of construction in progress, of which approximately $614,000 relates to the facility expansion and related equipment in Elma, New York, not yet placed in service at March 31, 2013. There was approximately $290,000 of construction in progress at December 31, 2012, all related to this facility expansion and related equipment.

6.	Long-Term Debt

	March 31,	December 31,
	2013	2012
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.37% at March 31, 2013) (A)	$2,790	$2,790
Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	60	65
	2,850	2,855
Less current portion	(192)	(192)
	$2,658	$2,663

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

The Company has an unsecured $2,000,000 line of credit on which there was no balance outstanding at March 31, 2013 or December 31, 2012.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2013 and December 31, 2012, the Company was in compliance with its debt covenants.

7.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain personal property. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 through the fourth quarter of 2016.

On July 23, 2012, the Company gave twelve months notice of termination of a previously reported related party capital lease. There was no material gain or loss associated with the cancellation of such agreement. Due to the termination, beginning in July 2012, this lease was accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. The Company has accrued for the remaining balances payable on the accompanying March 31, 2013 consolidated financial statements. The termination relates to discontinued operations as discussed in Note 3, Discontinued Operations, of the accompanying consolidated financial statements. There are no other future obligations under this lease.

8.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2013 and December 31, 2012. The Company recorded a tax benefit of approximately $40,000 in the first quarter of 2013 to reflect the research and development tax credit re-enactment related to the year ended December 31, 2012 resulting in a reduction of the effective tax rate during the three month period ended March 31, 2013. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and separate Pennsylvania and Arkansas state income tax returns.

9.	Shareholders’ Equity

	($000’s omitted except for share data)
	Common stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOP	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2012	2,614,506	$523	$13,987	$11,771	($1,165)	($1,765)	($85)	$23,266
Net income	-	-	-	177	-	-	-	177
Purchase of treasury shares	-	-	-	-	-	(144)	-	(144)
Exercise of stock options, net of tax benefit	-	-	21	(39)	-	109	-	91
Balance March 31, 2013	2,614,506	$523	$14,008	$11,909	($1,165)	($1,800)	($85)	$23,390

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of March 31, 2013, the Company has purchased 268,777 shares and there remain 181,223 shares available to purchase under this program. There were 16,952 shares purchased by the Company during the three month period ended March 31, 2013.

In the first quarter of 2013 certain option holders elected to exercise 15,000 options.  These shares were issued out of treasury stock for net proceeds of approximately $70,000. Such transactions were properly reported on Form 4 with the Securities and Exchange Commission. A tax benefit to the Company of approximately $21,000 associated with these transactions reduced taxes payable and was credited directly to capital in excess of par value.

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

	Three Months Ended
	March 31,
	2013	2012
	($000’s omitted except per share data)
Income from continuing operations	$177	$275
Loss from discontinued operations	-	(212)
Net income	$177	$63
Weighted average common shares outstanding (basic)	2,155	2,077
Incremental shares from assumed conversions of stock options	1	44
Weighted average common shares outstanding (diluted)	2,156	2,121
Basic
Income per share from continuing operations	$0.08	$0.13
Loss per share from discontinued operations	-	(0.10)
Total net income per share	$0.08	$0.03
Diluted
Income per share from continuing operations	$0.08	$0.13
Loss per share from discontinued operations	-	(0.10)
Total net income per share	$0.08	$0.03

10.	Commitments and Contingencies

The Company has a contingent liability related to the termination of an employment agreement for a former Executive Officer of the Company, effective September 29, 2012. Under the terms of the agreement, management estimates that the compensation in the form of future medical benefits and severance payments could result in additional liabilities as high as approximately $1,400,000. The Company is disputing these amounts through negotiation, accordingly, no additional liability has been accrued as of March 31, 2013 or December 31, 2012 related to these items since the likelihood, if any, cannot be determined or reliably measured at this time.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the three month periods ended March 31, 2013 and 2012 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain real property being accounted for under capital leases. See also Note 5, Property, Plant and Equipment, Note 6, Long-Term Debt, Note 7, Capital Lease – Related Party and Note 11, Related Party Transactions of the accompanying consolidated financial statements for information on the leases.

11.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. The Company also entered into a real property operating lease agreement, with the same related party, which provided for annual rental payments of $60,000. These transactions were disclosed as related party transactions because the wife of a former officer of Servotronics, Inc. is a sole shareholder of the company that was leasing/selling the assets. In connection with the Company’s decision to cease all manufacturing operations in the third quarter of 2012 at this subsidiary, and the subsequent surrender of assets under the personal property and real property leases to the related party in the fourth quarter of 2012, the Company accrued for the remaining lease payments which are not material to the March 31, 2013 consolidated financial statements. See Note 7, Capital Lease-Related Party, of the accompanying consolidated financial statements.

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

As of March 31, 2013, the Company had identifiable assets of approximately $29,489,000 ($29,303,000 – December 31, 2012) of which approximately $19,459,000 ($19,211,000 – December 31, 2012) was for ATG and approximately $10,030,000 ($10,092,000 – December 31, 2012) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Revenues from unaffiliated customers	$5,383	$5,302	$1,959	$2,765	$7,342	$8,067

Cost of goods sold, exclusive of depreciation and amortization	(3,986)	(3,781)	(1,711)	(2,478)	(5,697)	(6,259)
Selling, general and administrative	(889)	(731)	(410)	(527)	(1,299)	(1,258)
Interest expense	(10)	(11)	-	-	(10)	(11)
Depreciation and amortization	(108)	(109)	(45)	(38)	(153)	(147)
Other income, net	-	4	1	4	1	8
Income (loss) from continuing operations before income tax provision	390	674	(206)	(274)	184	400
Income tax provision (benefit)	60	211	(53)	(86)	7	125
Income (loss) from continuing operations	330	463	(153)	(188)	177	275
Discontinued operations:
Loss from operations of a discontinued component, net of income tax benefit	-	-	-	(212)	-	(212)
Net income (loss)	$330	$463	$(153)	$(400)	$177	$63

Capital expenditures	$384	$50	$94	$37	$478	$87

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

14.	Subsequent Events

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. The restricted share awards have voting rights and will vest over two and three year periods between January 2014 and January 2016. The aggregate amount of expense to the Company is $1,336,500 and will be amortized over the requisite service period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Management Discussion

Overview

During the three months ended March 31, 2013 and 2012 approximately 19% and 36%, respectively, of the Company’s revenues from continuing operations were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of the three months ended March 31, 2013 to March 31, 2012, due to decreased government shipments at the Consumer Products Group in the amount of approximately $1,315,000 and decreased shipments to the government at the Advanced Technology Group in the amount of approximately $183,000. Sales for both the Advanced Technology and Consumer Products military applications are dependent on governmental funding, which can change from year to year. There are risks that overall spending may be reduced in the future, specific programs may be eliminated or that the Company may fail to win new business through the competitive bid process. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations that may be based on changes in the global economy and other factors.

The Company’s CPG develops new commercial products and products for government and military applications. Included in the significant uncertainties in the near and long term is the impact of expected budget cuts for military spending and vagaries inherent in the government procurement process and programs.

Increasing profitability is dependent on many things, primarily revenue growth and the Company’s ability to control operating expenses. The Company continues to address these challenges by working to improve operating efficiencies and focusing on new product development and the acquisition and development of new product lines while continuing to respond to U.S. government procurement requests for quotes.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2013 and 2012 ($000’s omitted).

	Three Months Ended March 31,				2013 vs. 2012
	2013		2012		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,383	73.3%	$5,302	65.7%	$81	1.5%
Consumer Products	1,959	26.7%	2,765	34.3%	(806)	(29.2%)
	7,342	100.0%	8,067	100.0%	(725)	(9.0%)
Cost of goods sold, exclusive of depreciation and amortization	5,697	77.6%	6,259	77.6%	(562)	(9.0%)

Selling, general and administrative	1,299	17.7%	1,258	15.6%	41	3.3%
Depreciation and amortization	153	2.1%	147	1.8%	6	4.1%
Total costs and expenses	7,149	97.4%	7,664	95.0%	(515)	(6.7%)
Operating income, net	193	2.6%	403	5.0%	(210)	(52.1%)
Interest expense	10	0.1%	11	0.1%	(1)	(9.1%)
Other income, net	(1)	0.0%	(8)	(0.1%)	7	(87.5%)
Income tax provision	7	0.1%	125	1.5%	(118)	(94.4%)
Income from continuing operations	177	2.4%	275	3.5%	(98)	(35.6%)
Loss from operations of a discontinued component, net of income tax benefit	-	-	(212)	(2.6%)	212	100.0%
Net income	$177	2.4%	$63	0.9%	$114	181.0%

Revenue

The Company’s consolidated revenues from continuing operations decreased approximately $725,000 or 9.0% for the three month period ended March 31, 2013 when compared to the same three month period in 2012. The decrease in sales is the result of decreased shipments related to orders from the U.S. Government and its prime vendors of approximately $1,315,000 at the Consumer Products Group (CPG) that was not fully offset by increases in commercial shipments at both the ATG and CPG.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues remained consistent for the three month period ended March 31, 2013 when compared to the same three month period in 2012. The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $41,000 or 3.3% for the three month period ended March 31, 2013 as compared to the same period in 2012. Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, accounting, professional, legal and information technology costs. Labor and labor related expenses for general and administrative support account for approximately 42% and 38% of total SG&A for the three month periods ended March 31, 2013 and 2012. These costs increased approximately $64,000 primarily due to increased salaries, wages and employee benefits costs.

Interest Expense

Interest expense remained relatively consistent for the three month period ended March 31, 2013 compared to the same period in 2012 due to interest rates which have remained consistent. See also Note 6, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $6,000 or 4.1% for the three month period ended March 31, 2013 compared to the same period in 2012. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s continuing operations effective tax rate was approximately 3.8% and 31.3% for the three month periods ended March 31, 2013 and 2012 and the discontinued operations effective tax rate was approximately 31.8% for the three month period ended March 31, 2012. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The Company recorded a tax benefit of approximately $40,000 in the first quarter of 2013 to reflect the research and development tax credit re-enactment related to the year ended December 31, 2012 resulting in a reduction of the effective tax rate during the three month period ended March 31, 2013. See also Note 8, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Income From Continuing Operations

Income from continuing operations for the three month period ended March 31, 2013 decreased $98,000 or 35.6% when compared to the same period ended March 31, 2012. The decrease in income from continuing operations is primarily the result of decreased revenues and shipments of products at the Company’s Consumer Products Group.

Discontinued Operations

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (“QCC”), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three months ended March 31, 2013 there was no loss from discontinued operations related to QCC. A loss before income taxes of approximately $130,000 from discontinued operations was reported for the same three month period in 2012.

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the three months ended March 31, 2013 there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $182,000 from discontinued operations was reported for the same three month period in 2012.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2013, the Company had working capital of approximately $19,734,000 ($19,938,000 – December 31, 2012) of which approximately $4,665,000 ($5,573,000 – December 31, 2012) was comprised of cash and cash equivalents.

The Company used approximately $351,000 in cash from operations during the three months ended March 31, 2013. Cash was generated primarily through net income, a decrease in inventory and an increase in accrued employee compensation and benefit costs. The primary use of cash for the Company’s operating activities for the three months ended March 31, 2013 include working capital requirements, mainly timing differences on collections of accounts receivable, prepayments on insurances and property tax, other current assets and other accrued liabilities. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first three months of 2013 included approximately $144,000 for the purchase of treasury shares. The Company also expended approximately $478,000 for capital expenditures during the three months ended March 31, 2013.

At March 31, 2013, there are no material commitments for capital expenditures.

The Company also has an unsecured $2,000,000 line of credit on which there is no balance outstanding at March 31, 2013. If needed, this can be used to fund cash flow required for operations. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2013 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities

2013 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January	8,224	$8.43	8,224	189,951
February	4,437	$9.05	4,437	185,514
March	4,291	$7.81	4,291	181,223
Total	16,952	$8.44	16,952	181,223

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of March 31, 2013, the Company has purchased 268,777 shares and there remain 181,223 shares available to purchase under this program. There were 16,952 shares purchased by the Company during the three month period ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Amendment to employment contract for Dr. Nicholas D. Trbovich dated March 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC April 3, 2013)

10.2*	Amendment to employment contract for Kenneth D. Trbovich dated March 31, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC April 3, 2013)

10.3*	Form of Restricted Share Agreement for Time-Based Awards (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC April 24, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements, tagged as block of text.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: May 13, 2013

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer