Form 10-Q
period 2013-06-30
SERVOTRONICS INC /DE/
filed 2013-08-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $.20 par value	2,528,134

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,942	$5,573
Accounts receivable, net	5,825	4,858
Inventories, net	11,451	11,213
Prepaid income taxes	27	387
Deferred income taxes	655	655
Other assets	527	306
Total current assets	23,427	22,992
Property, plant and equipment, net	6,626	5,946
Other non-current assets	353	365
Total Assets	$30,406	$29,303
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$192	$192
Dividends payable	406	-
Accounts payable	1,406	1,051
Accrued employee compensation and benefit costs	1,617	1,422
Other accrued liabilities	284	389
Total current liabilities	3,905	3,054
Long-term debt	2,652	2,663
Deferred income taxes	320	320
Commitments and contingencies (See Note 10)	-	-
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,316,431 (2,157,920 – 2012) shares	523	523
Capital in excess of par value	14,008	13,987
Retained earnings	12,008	11,771
Accumulated other comprehensive loss	(85)	(85)
Employee stock ownership trust commitment	(1,165)	(1,165)
Treasury stock, at cost 82,861 (241,372 – 2012) shares	(1,760)	(1,765)
Total shareholders’ equity	23,529	23,266
Total Liabilities and Shareholders’ Equity	$30,406	$29,303

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$8,067	$7,719	$15,409	$15,786
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	5,873	5,286	11,570	11,545
Selling, general and administrative	1,335	1,220	2,634	2,478
Interest expense	11	12	21	23
Depreciation and amortization	155	149	308	296
Other income, net	-	(2)	(1)	(10)
Total expenses	7,374	6,665	14,532	14,332
Income from continuing operations before income tax provision	693	1,054	877	1,454
Income tax provision	189	309	196	428
Income from continuing operations	504	745	681	1,026
Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	-	(197)	-	(409)
Loss on disposal of QCC and AMP, net of income tax benefit	-	(268)	-	(268)
Loss from discontinued operations	-	(465)	-	(677)
Net income	$504	$280	$681	$349

Income (loss) per share:
Basic
Income per share from continuing operations	$0.22	$0.35	$0.30	$0.49
Loss per share from discontinued operations	-	(0.22)	-	(0.32)
Total net income per share	$0.22	$0.13	$0.30	$0.17

Diluted
Income per share from continuing operations	$0.22	$0.35	$0.30	$0.48
Loss per share from discontinued operations	-	(0.22)	-	(0.32)
Total net income per share	$0.22	$0.13	$0.30	$0.16

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$504	$280	$681	$349
Other comprehensive income:
Retirement benefits adjustment	-	-	-	-
Total comprehensive income	$504	$280	$681	$349

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows related to operating activities:
Net income	$681	$349
Adjustments to reconcile net income to net cash (used) generated in operating activities:
Depreciation and amortization	308	340
Loss on disposal of QCC and AMP, net of income tax benefit	-	406
Stock based compensation	75	-
(Decrease) increase in inventory reserve	(44)	53
(Decrease) increase in allowance for doubtful accounts	(18)	7
Change in assets and liabilities:
Accounts receivable	(949)	(138)
Inventories	(194)	(1,168)
Prepaid income taxes	381	(163)
Other assets	(221)	(303)
Other non-current assets	12	(11)
Accounts payable	355	(12)
Accrued employee compensation and benefit costs	197	81
Other accrued liabilities	(105)	(136)
Net cash generated (used) in operating activities	478	(695)
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(989)	(136)
Net cash used in investing activities	(989)	(136)
Cash flows related to financing activities:
Principal payments on long-term debt	(11)	(22)
Proceeds from exercise of stock options	70	234
Principal payments on capital lease related party	-	(41)
Purchase of treasury shares	(179)	(22)
Net cash (used) generated in financing activities	(120)	149
Net decrease in cash and cash equivalents	(631)	(682)
Cash and cash equivalents at beginning of period	5,573	4,948
Cash and cash equivalents at end of period	$4,942	$4,266

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated financial statements should be read in conjunction with the 2012 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $112,000 at June 30, 2013 and $130,000 at December 31, 2012. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $734,000 and $778,000 at June 30, 2013 and December 31, 2012, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2013 or December 31, 2012, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and six months ended June 30, 2013 and 2012.

The 2009 through 2012 Federal and state returns remain open under statute.

Supplemental Cash Flow Information

Income taxes paid during the three months ended June 30, 2013 and 2012 amounted to approximately zero and $248,500, respectively, and amounted to approximately $2,700 and $256,000 for the six months ended June 30, 2013 and 2012, respectively. Interest paid during the three months ended June 30, 2013 and 2012 amounted to approximately $11,000 and $14,000, respectively, and amounted to $21,000 and $27,000 for the six months ended June 30, 2013 and 2012, respectively. In the first quarter of 2013, the Company reduced its tax liability by approximately $21,000 related to the exercise of stock options and was credited directly to capital in excess of par value.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate, or at least annually, that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2013 and December 31, 2012.

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

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (QCC), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three and six months ended June 30, 2013 there was no loss from discontinued operations related to QCC. A loss before income taxes of approximately $112,000 and $241,000 from discontinued operations was reported for the same three and six month periods in 2012.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2013, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the three and six months ended June 30, 2013, there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $186,000 and $368,000 from discontinued operations was reported for the same three and six month periods in 2012.

The following is a summary of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($000’s omitted)
Discontinued operations:
Revenue of QCC and AMP	$-	$376	$-	$678

Loss from operations of QCC and AMP	$-	$(298)	$-	$(609)
Income tax benefit	-	101	-	200
Net loss from operations of QCC and AMP	-	(197)	-	(409)

Loss on disposal of QCC and AMP	-	(406)	-	(406)
Income tax benefit	-	138	-	138
Net loss on disposal of QCC and AMP	-	(268)	-	(268)

Loss from discontinued operations	$-	$(465)	$-	$(677)

4.	Inventories

	June 30,	December 31,
	2013	2012
	($000’s omitted)

Raw materials and common parts	$6,368	$6,189
Work-in-process	2,719	2,460
Finished goods	2,364	2,564
Total inventories, net of reserve	$11,451	$11,213

5.	Property, Plant and Equipment

	June 30,	December 31,
	2013	2012
	($000’s omitted)

Land	$21	$21
Buildings	7,260	7,256
Machinery, equipment and tooling	13,354	12,370
	20,635	19,647
Less accumulated depreciation and amortization	(14,009)	(13,701)
Total property, plant and equipment	$6,626	$5,946

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of June 30, 2013 and December 31, 2012, accumulated amortization on the building amounted to approximately $2,617,000 and $2,552,000, respectively. Amortization expense amounted to $33,000 for the three month periods ended June 30, 2013 and 2012, respectively, and amounted to $65,000 for the six month periods ended June 30, 2013 and 2012, respectively. The associated current and long-term liabilities are discussed in Note 6, Long-Term Debt, of the accompanying consolidated financial statements.

On July 23, 2012, the Company gave notice of termination of a capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. See also, Note 7, Capital Lease – Related Party, of the accompanying consolidated financial statements for more information. Amortization expense related to the capital lease related party, included in the loss from operations of a discontinued component, net of tax, amounted to zero and approximately $21,000 for the three month periods ended June 30, 2013 and 2012, respectively, and amounted to approximately zero and $42,000 for the six month periods ended June 30, 2013 and 2012, respectively.

Depreciation expense from continuing operations amounted to $119,000 and $114,000 for the three month periods ended June 30, 2013 and 2012, respectively, and amounted to $238,000 and $227,000 for the six month periods ended June 30, 2013 and 2012, respectively. The combined depreciation and amortization expense from continuing operations amounted to $155,000 and $149,000 for the three month periods ended June 30, 2013 and 2012, respectively, and amounted to $308,000 and $296,000 for the six month periods ended June 30, 2013 and 2012, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

Included in the machinery, equipment and tooling is approximately $947,000 of construction in progress, of which approximately $792,000 relates to the facility expansion and related equipment in Elma, New York, not yet placed in service at June 30, 2013. There was approximately $290,000 of construction in progress at December 31, 2012, all related to this facility expansion and related equipment.

6.	Long-Term Debt

	June 30,	December 31,
	2013	2012
	($000’s omitted)

Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.31% at June 30, 2013) (A)	$2,790	$2,790

Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	54	65

	2,844	2,855
Less current portion	(192)	(192)

	$2,652	$2,663

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

The Company has an unsecured $2,000,000 line of credit on which there was no balance outstanding at June 30, 2013 or December 31, 2012.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2013 and December 31, 2012, the Company was in compliance with its debt covenants.

7.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain personal property. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 through the fourth quarter of 2016.

On July 23, 2012, the Company gave twelve months notice of termination of this lease. There was no material gain or loss associated with the cancellation of such agreement. Due to the termination, beginning in July 2012, this lease was accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. The Company has accrued for the remaining balances payable on the accompanying June 30, 2013 consolidated financial statements. The termination relates to discontinued operations as discussed in Note 3, Discontinued Operations, of the accompanying consolidated financial statements. There are no other future obligations under this lease.

8.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2013 and December 31, 2012. The Company recorded a tax benefit of approximately $40,000 in the first quarter of 2013 to reflect the research and development tax credit re-enactment related to fiscal 2012. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and separate Pennsylvania and Arkansas state income tax returns.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Shareholders’ Equity

	($000’s omitted except for share data)
	Common stock						Accumulated Other Comprehensive Loss
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOP	Treasury stock		Total Shareholders’ Equity

Balance December 31, 2012	2,614,506	$523	$13,987	$11,771	$(1,165)	$(1,765)	$(85)	$23,266
Net income	-	-	-	681	-	-	-	681
Purchase of treasury shares	-	-	-	-	-	(179)	-	(179)
Dividends Payable	-	-	-	(406)	-	-	-	(406)
Stock based compensation	-	-	-	-	-	75	-	75
Exercise of stock options, net of tax benefit	-	-	21	(38)	-	109	-	92
Balance June 30, 2013	2,614,506	$523	$14,008	$12,008	$(1,165)	$(1,760)	$(85)	$23,529

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2013, the Company has purchased 273,314 shares and there remain 176,686 shares available to purchase under this program. There were 21,489 shares purchased by the Company during the six month period ended June 30, 2013.

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

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 (of which approximately $75,000 is included in the second quarter ended June 30, 2013) and will be recognized over the four year requisite service period.

On May 28, 2013 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 15, 2013 to shareholders of record on June 24, 2013 and was approximately $406,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($000’s omitted except per share data)

Income from continuing operations	$504	$745	$681	$1,026

Loss from discontinued operations	-	(465)	-	(677)

Net income	$504	$280	$681	$349

Weighted average common shares outstanding (basic)	2,318	2,151	2,237	2,114
Incremental shares from assumed conversions of stock options	1	7	-	25
Weighted average common shares outstanding (diluted)	2,319	2,158	2,237	2,139

Basic
Income per share from continuing operations	$0.22	$0.35	$0.30	$0.49
Loss per share from discontinued operations	-	(0.22)	-	(0.32)
Total net income per share	$0.22	$0.13	$0.30	$0.17

Diluted
Income per share from continuing operations	$0.22	$0.35	$0.30	$0.48
Loss per share from discontinued operations	-	(0.22)	-	(0.32)
Total net income per share	$0.22	$0.13	$0.30	$0.16

10.	Commitments and Contingencies

The Company has a contingent liability related to the termination of an employment agreement for a former Executive Officer of the Company, effective September 29, 2012. The Company is unable to reasonably or accurately estimate the amount of the liability at this time. Under the terms of the agreement, management estimates that the compensation in the form of future medical benefits and severance payments could result in additional liabilities as high as approximately $1,400,000. The Company is disputing these amounts through negotiation, accordingly, no additional liability has been accrued as of June 30, 2013 or December 31, 2012 related to these items since the likelihood, if any, cannot be determined or reliably measured at this time.

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the three and six month periods ended June 30, 2013 and 2012 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain real property being accounted for under capital leases. See also Note 5, Property, Plant and Equipment, Note 6, Long-Term Debt, Note 7, Capital Lease – Related Party and Note 11, Related Party Transactions of the accompanying consolidated financial statements for information on the leases.

The Company anticipates a multi-year investment plan designed to consolidate the operations of the CPG.  The five year plan includes the construction of an approximate 25,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The timing, nature and extent of the expansion and renovation project are dependent upon the ability of the Company to secure financial assistance from various governmental assistance programs that it has applied for.  At this time there are no material commitments for financial resources.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary that leased certain personal property from a related party through the execution of a capital lease. The Company also entered into a real property operating lease agreement, with the same related party, which provided for annual rental payments of $60,000. These transactions were disclosed as related party transactions because the wife of a former officer of Servotronics, Inc. is a sole shareholder of the company that was leasing/selling the assets. In connection with the Company’s decision to cease all manufacturing operations in the third quarter of 2012 at this subsidiary, and the subsequent surrender of assets under the personal property and real property leases to the related party in the fourth quarter of 2012, the Company accrued for the remaining lease payments which are not material to the June 30, 2013 consolidated financial statements. See Note 7, Capital Lease-Related Party, of the accompanying consolidated financial statements.

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

As of June 30, 2013, the Company had identifiable assets of approximately $30,406,000 ($29,303,000 – December 31, 2012) of which approximately $19,973,000 ($19,211,000 – December 31, 2012) was for ATG and approximately $10,433,000 ($10,092,000 – December 31, 2012) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012

Revenues from unaffiliated customers	$11,189	$10,889	$4,220	$4,897	$15,409	$15,786
Cost of goods sold, exclusive of depreciation and amortization	(8,107)	(7,365)	(3,463)	(4,180)	(11,570)	(11,545)
Selling, general and administrative	(1,798)	(1,569)	(836)	(909)	(2,634)	(2,478)
Interest expense	(21)	(23)	-	-	(21)	(23)
Depreciation and amortization	(219)	(219)	(89)	(77)	(308)	(296)
Other income, net	-	4	1	6	1	10
Income (loss) from continuing operations before income tax provision	1,044	1,717	(167)	(263)	877	1,454
Income tax provision (benefit)	241	498	(45)	(70)	196	428
Income (loss) from continuing operations	803	1,219	(122)	(193)	681	1,026

Discontinued operations:

Loss from operations of a discontinued component, net of income tax benefit	-	-	-	(409)	-	(409)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	-	(268)	-	(268)
Loss from discontinued operations	-	-	-	(677)	-	(677)
Net income (loss)	$803	$1,219	$(122)	$(870)	$681	$349

Capital expenditures	$813	$93	$176	$43	$989	$136

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Revenues from unaffiliated customers	$5,806	$5,587	$2,261	$2,132	$8,067	$7,719
Cost of goods sold, exclusive of depreciation and amortization	(4,121)	(3,584)	(1,752)	(1,702)	(5,873)	(5,286)
Selling, general and administrative	(908)	(838)	(427)	(382)	(1,335)	(1,220)
Interest expense	(11)	(12)	-	-	(11)	(12)
Depreciation and amortization	(111)	(110)	(44)	(39)	(155)	(149)
Other income, net	-	-	-	2	-	2
Income from continuing operations before income tax provision	655	1,043	38	11	693	1,054
Income tax provision	181	302	8	7	189	309
Income from continuing operations	474	741	30	4	504	745

Discontinued operations:

Loss from operations of a discontinued component, net of income tax benefit	-	-	-	(197)	-	(197)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	-	(268)	-	(268)
Loss from discontinued operations	-	-	-	(465)	-	(465)
Net income (loss)	$474	$741	$30	$(461)	$504	$280

Capital expenditures	$429	$43	$82	$6	$511	$49

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended June 30, 2013 and 2012 approximately 22% and 30%, respectively, and 20% and 33% for the six months ended June 30, 2013 and 2012, respectively, of the Company’s revenues from continuing operations were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of the three and six months ended June 30, 2013 to June 30, 2012, due to decreased government shipments at the Consumer Products Group in the amount of approximately $421,000 and $1,736,000, respectively, and decreased shipments to the government at the Advanced Technology Group in the amount of approximately $140,000 and $323,000, respectively. Sales for both the Advanced Technology and Consumer Products military applications are dependent on governmental funding, which can change from year to year. There are risks that overall spending may be reduced in the future, specific programs may be eliminated or that the Company may fail to win new business through the competitive bid process. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six and three months ended June 30, 2013 and 2012 ($000’s omitted).

	Six Months Ended June 30,
					2013 vs. 2012
	2013		2012		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$11,189	72.6%	$10,889	69.0%	$300	2.8%
Consumer Products	4,220	27.4%	4,897	31.0%	(677)	(13.8%)
	15,409	100.0%	15,786	100.0%	(377)	(2.4%)
Cost of goods sold, exclusive of depreciation and amortization	11,570	75.1%	11,545	73.1%	25	0.2%
Selling, general and administrative	2,634	17.1%	2,478	15.7%	156	6.3%
Depreciation and amortization	308	2.0%	296	1.9%	12	4.1%
Total costs and expenses	14,512	94.2%	14,319	90.7%	193	1.3%
Operating income, net	897	5.8%	1,467	9.3%	(570)	(38.9%)
Interest expense	21	0.1%	23	0.1%	(2)	(8.7%)
Other income, net	(1)	0.0%	(10)	(0.1%)	9	(90.0%)
Income tax provision	196	1.3%	428	2.7%	(232)	(54.2%)
Income from continuing operations	681	4.4%	1,026	6.6%	(345)	(33.6%)
Loss from operations of a discontinued component, net of income tax benefit	-	-	(409)	(2.6%)	409	100.0%
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(268)	(1.7%)	268	100.0%
Loss from discontinued operations	-	-	(677)	(4.3%)	677	100.0%
Net income	$681	4.4%	$349	2.3%	$332	95.1%

	Three Months Ended June 30,
					2013 vs. 2012
	2013		2012		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,806	72.0%	$5,587	72.4%	$219	3.9%
Consumer Products	2,261	28.0%	2,132	27.6%	129	6.1%
	8,067	100.0%	7,719	100.0%	348	4.5%
Cost of goods sold, exclusive of depreciation and amortization	5,873	72.8%	5,286	68.5%	587	11.1%
Selling, general and administrative	1,335	16.5%	1,220	15.8%	115	9.4%
Depreciation and amortization	155	1.9%	149	1.9%	6	4.0%
Total costs and expenses	7,363	91.2%	6,655	86.2%	708	10.6%
Operating income, net	704	8.8%	1,064	13.8%	(360)	(33.8%)
Interest expense	11	0.1%	12	0.2%	(1)	(8.3%)
Other income, net	-	-	(2)	0.0%	2	100.0%
Income tax provision	189	2.3%	309	4.0%	(120)	(38.8%)
Income from continuing operations	504	6.4%	745	9.6%	(241)	(32.3%)
Loss from operations of a discontinued component, net of income tax benefit	-	-	(197)	(2.6%)	197	100.0%
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(268)	(3.5%)	268	100.0%
Loss from discontinued operations	-	-	(465)	(6.1%)	465	100.0%
Net income	$504	6.4%	$280	3.5%	$224	80.0%

Revenue

The Company’s consolidated revenues from continuing operations increased approximately $348,000 or 4.5% for the three month period ended June 30, 2013 and decreased $377,000 or 2.4% for the six month period ended June 30, 2013 when compared to the same three and six month periods in 2012. The variation in sales is the result of two off-setting trends. Commercial sales at both the ATG & CPG have increased due to opportunities among existing and new customers that is not yet fully mitigating the decrease in shipments related to orders from the U.S. Government and its prime vendors of approximately $1,736,000 at the Consumer Products Group (CPG) and $323,000 at the Advanced Technology Group for the six month period ended June 30, 2013.  The increase in commercial sales more than offset the decrease in sales to the government during the three month period ended June 30, 2013.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased for the three and six month periods ended June 30, 2013 and 2012 primarily due the mix of products sold at both ATG and CPG. Also contributing to the additional cost of sales are labor inefficiencies at ATG related to new employee training and implementation of development and design changes to existing technology of approximately $272,000.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $115,000 or 9.4% for the three month period ended June 30, 2013 and increased $156,000 or 6.3% for the six months periods ended June 30, 2013 when compared to the same periods in 2012. Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are the labor and related costs for general and administrative support, accounting, professional, legal and information technology costs. Labor and labor related expenses for general and administrative support account for approximately 44% and 43% of total SG&A for the six month periods ended June 30, 2013 and 2012. The overall increase in total SG&A is attributable to stock based compensation and increased salaries, wages and employee benefits cost.

Interest Expense

Interest expense remained relatively consistent for the three and six month periods ended June 30, 2013 compared to the same period in 2012 due to interest rates which have remained consistent. See also Note 6, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $6,000 or 4.0%for the three month period ended June 30, 2013 and increased $12,000 or 4.1% for the six month period ended June 30, 2013 when compared to the same periods in 2012. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s continuing operations effective tax rate was approximately 27.3% and 29.3% for the three month periods ended June 30, 2013 and 2012, respectively, and approximately 22.3% and 29.4% for the six months ended June 30, 2013 and 2012, respectively, and the discontinued operations effective tax rate was approximately 34.0% for the three and six month periods ended June 30, 2012, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The Company recorded a tax benefit of approximately $40,000 in the first quarter of 2013 to reflect the research and development tax credit re-enactment related to fiscal 2012. See also Note 8, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Income From Continuing Operations

Income from continuing operations for the three month period ended June 30, 2013 decreased $241,000 or 32.3% when compared to the same period ended June 30, 2012. Income from continuing operations for the six month period ended June 30, 2013 decreased $345,000 or 33.6% when compared to the same period ended June 30, 2012. The decrease in income from continuing operations is primarily the result of decreased revenues and shipments of products at the Company’s Consumer Products Group for the six months ended June 30, 2013 and decreased gross profits for the three months ended June 30, 2013.

Discontinued Operations

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (“QCC”), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three and six months ended June 30, 2013 there was no loss from discontinued operations related to QCC. A loss before income taxes of approximately $112,000 and $241,000 from discontinued operations was reported for the same three and six month periods in 2012.

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the three and six months ended June 30, 2013 there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $186,000 and $368,000 from discontinued operations was reported for the same three and six month periods in 2012.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At June 30, 2013, the Company had working capital of approximately $19,522,000 ($19,938,000 – December 31, 2012) of which approximately $4,942,000 ($5,573,000 – December 31, 2012) was comprised of cash and cash equivalents.

The Company generated approximately $478,000 in cash from operations during the six months ended June 30, 2013. Cash was generated primarily through net income, prepaid income taxes, timing differences on payments to vendors and an increase in accrued employee compensation and benefit costs. The primary use of cash for the Company’s operating activities for the six months ended June 30, 2013 include working capital requirements, mainly timing differences on collections of accounts receivable, increase in inventory, prepayments on insurances and property tax, other current assets and other accrued liabilities. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first six months of 2013 included approximately $179,000 for the purchase of treasury shares. The Company also expended approximately $989,000 for capital expenditures during the six months ended June 30, 2013.

At June 30, 2013, there are no material commitments for capital expenditures.

The Company also has an unsecured $2,000,000 line of credit on which there is no balance outstanding at June 30, 2013. If needed, this can be used to fund cash flow required for operations or capital investment projects. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2013 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2013. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities
2013 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January-March	16,952	$8.44	16,952	181,223
April	1,101	$7.71	1,101	180,122
May	1,398	$7.46	1,398	178,724
June	2,038	$7.90	2,038	176,686
Total	21,489	$8.28	21,489	176,686

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of June 30, 2013, the Company has purchased 273,314 shares and there remain 176,686 shares available to purchase under this program. There were 21,489 shares purchased by the Company during the six month period ended June 30, 2013.

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

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's expectation of new business and success in its entry into new product programs. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenue from contracts with agencies of the U.S. Government or their prime contractors. The Company's business is performed under fixed price contracts and the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy and global competition, difficulty in predicting defense appropriations, the vitality and ability of the commercial aviation industry to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components and the ability of the Company to successfully execute its strategic plans. The success of the Company also depends upon the trends that affect the national and international economy. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2013

SERVOTRONICS, INC.

	By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

	By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer