Form 10-Q
period 2013-09-30
SERVOTRONICS INC /DE/
filed 2013-11-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $.20 par value	2,494,043

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,998	$5,573
Accounts receivable, net	5,438	4,858
Inventories, net	11,933	11,213
Prepaid income taxes	19	387
Deferred income taxes	655	655
Other assets	563	306

Total current assets	23,606	22,992

Property, plant and equipment, net	6,588	5,946

Other non-current assets	351	365

Total Assets	$30,545	$29,303

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$192	$192
Accounts payable	1,463	1,051
Accrued employee compensation and benefit costs	1,863	1,422
Other accrued liabilities	275	389

Total current liabilities	3,793	3,054

Long-term debt	2,647	2,663

Deferred income taxes	320	320

Commitments and contingencies (See Note 10)	-	-

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,293,614 (2,157,920 - 2012) shares	523	523
Capital in excess of par value	14,008	13,987
Retained earnings	12,366	11,771
Accumulated other comprehensive loss	(85)	(85)
Employee stock ownership trust commitment	(1,165)	(1,165)
Treasury stock, at cost 105,678 (241,372 - 2012) shares	(1,862)	(1,765)

Total shareholders’ equity	23,785	23,266

Total Liabilities and Shareholders’ Equity	$30,545	$29,303

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$7,727	$7,516	$23,136	$23,302

Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	5,594	5,536	17,164	17,081
Selling, general and administrative	1,506	1,275	4,140	3,753
Interest expense	10	11	31	34
Depreciation and amortization	152	141	460	437
Other income, net	(44)	(2)	(45)	(12)

Total expenses	7,218	6,961	21,750	21,293

Income from continuing operations before income tax provision	509	555	1,386	2,009
Income tax provision	151	249	347	663

Income from continuing operations	358	306	1,039	1,346

Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	-	(188)	-	(591)
Loss on disposal of QCC and AMP, net of income tax benefit	-	(262)	-	(530)
Loss from discontinued operations	-	(450)	-	(1,121)

Net income (loss)	$358	$(144)	$1,039	$225

Income (loss) per share:
Basic
Income per share from continuing operations	$0.16	$0.14	$0.46	$0.63
Loss per share from discontinued operations	-	(0.21)	-	(0.53)
Total net income (loss) per share	$0.16	$(0.07)	$0.46	$0.10

Diluted
Income per share from continuing operations	$0.16	$0.14	$0.46	$0.63
Loss per share from discontinued operations	-	(0.21)	-	(0.52)
Total net income (loss) per share	$0.16	$(0.07)	$0.46	$0.11

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$358	$(144)	$1,039	$225

Other comprehensive income:
Retirement benefits adjustment	-	-	-	-

Total comprehensive income (loss)	$358	$(144)	$1,039	$225

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash flows related to operating activities:
Net income	$1,039	$225
Adjustments to reconcile net income to net cash generated in operating activities:
Depreciation and amortization	460	484
Loss on disposal of QCC and AMP, net of income tax benefit	-	530
Stock based compensation	165	-
(Decrease) increase in inventory reserve	(45)	59
(Decrease) increase in allowance for doubtful accounts	(27)	33
Gain on disposal of property and equipment	(22)	(9)
Change in assets and liabilities:
Accounts receivable	(553)	636
Inventories	(675)	(1,106)
Prepaid income taxes	389	101
Other assets	(257)	(222)
Other non-current assets	14	(24)
Accounts payable	412	(446)
Accrued employee compensation and benefit costs	443	196
Other accrued liabilities	(114)	152

Net cash generated from operating activities	1,229	609

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,124)	(394)
Proceeds from the sale of Queen Cutlery	-	640
Proceeds from sale of assets	43	-

Net cash (used) generated from investing activities	(1,081)	246

Cash flows related to financing activities:
Principal payments on long-term debt	(16)	(29)
Proceeds from exercise of stock options	70	234
Principal payments on capital lease related party	-	(41)
Purchase of treasury shares	(371)	(62)
Cash dividend	(406)	(358)

Net cash used in financing activities	(723)	(256)

Net (decrease) increase in cash and cash equivalents	(575)	599

Cash and cash equivalents at beginning of period	5,573	4,948

Cash and cash equivalents at end of period	$4,998	$5,547

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated financial statements should be read in conjunction with the 2012 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $103,000 at September 30, 2013 and $130,000 at December 31, 2012. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $733,000 and $778,000 at September 30, 2013 and December 31, 2012, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2013 or December 31, 2012, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and nine months ended September 30, 2013 and 2012.

The 2010 through 2012 Federal and state returns remain open under statute.

Supplemental Cash Flow Information

Income taxes paid during the three months ended September 30, 2013 and 2012 amounted to approximately $136,000 and zero, respectively, and amounted to approximately $136,000 and $256,000 for the nine months ended September 30, 2013 and 2012, respectively. Interest paid during the three months ended September 30, 2013 and 2012 amounted to approximately $10,000 and $12,000, respectively, and amounted to $31,000 and $38,000 for the nine months ended September 30, 2013 and 2012, respectively. In the first quarter of 2013, the Company reduced its tax liability by approximately $21,000 related to the exercise of stock options and was credited directly to capital in excess of par value.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate, or at least annually, that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2013 and December 31, 2012.

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

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (QCC), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three and nine months ended September 30, 2013 there was no loss from discontinued operations related to QCC. A loss before income taxes of approximately $116,000 and $358,000 from discontinued operations was reported for the same three and nine month periods in 2012.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the three and nine months ended September 30, 2013, there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $169,000 and $537,000 from discontinued operations was reported for the same three and nine month periods in 2012.

The following is a summary of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($000’s omitted)
Discontinued operations:
Revenue of QCC and AMP	$-	$221	$-	$899

Loss from operations of QCC and AMP	$-	$(285)	$-	$(895)
Income tax benefit	-	97	-	304
Net loss from operations of QCC and AMP	-	(188)	-	(591)

Loss on disposal of QCC and AMP	-	(397)	-	(804)
Income tax benefit	-	135	-	274
Net loss on disposal of QCC and AMP	-	(262)	-	(530)

Loss from discontinued operations	$-	$(450)	$-	$(1,121)

4.	Inventories

	September 30,	December 31,
	2013	2012
	($000’s omitted)

Raw materials and common parts	$6,160	$6,189
Work-in-process	3,258	2,460
Finished goods	2,515	2,564

Total inventories, net of reserve	$11,933	$11,213

5.	Property, Plant and Equipment

	September 30,	December 31,
	2013	2012
	($000’s omitted)

Land	$21	$21
Buildings	7,876	7,256
Machinery, equipment and tooling	12,794	12,370
	20,691	19,647
Less accumulated depreciation and amortization	(14,103)	(13,701)

Total property, plant and equipment	$6,588	$5,946

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2013 and December 31, 2012, accumulated amortization on the building amounted to approximately $2,649,000 and $2,552,000, respectively. Amortization expense amounted to $32,000 and $33,000 for the three month periods ended September 30, 2013 and 2012, respectively, and amounted to $97,000 for the nine month periods ended September 30, 2013 and 2012, respectively. The associated current and long-term liabilities are discussed in Note 6, Long-Term Debt, of the accompanying consolidated financial statements.

On July 23, 2012, the Company gave notice of termination of a capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease was accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. See also, Note 7, Capital Lease – Related Party, of the accompanying consolidated financial statements for more information. Amortization expense related to the capital lease related party, included in the loss from operations of a discontinued component, net of tax, amounted to zero for the three month periods ended September 30, 2013 and 2012, respectively, and amounted to approximately zero and $42,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

Depreciation expense from continuing operations amounted to $117,000 and $107,000 for the three month periods ended September 30, 2013 and 2012, respectively, and amounted to $355,000 and $334,000 for the nine month periods ended September 30, 2013 and 2012, respectively. The combined depreciation and amortization expense from continuing operations amounted to $152,000 and $141,000 for the three month periods ended September 30, 2013 and 2012, respectively, and amounted to $460,000 and $437,000 for the nine month periods ended September 30, 2013 and 2012, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of September 30, 2013, there is approximately $121,000 of construction in progress included in property, plant and equipment related to an anticipated facility expansion and renovation project at the Consumer Products Group. There are currently no other material commitments for this project. At December 31, 2012 there was approximately $290,000 of construction in progress related to a previously reported facility expansion at the Company’s Advanced Technology Group. These amounts along with amounts incurred during 2013 were placed in service in the third quarter ended September 30, 2013.

6.	Long-Term Debt

	September 30,	December 31,
	2013	2012
	($000’s omitted)

Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.32% at September 30, 2013) (A)	$2,790	$2,790

Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	49	65

	2,839	2,855
Less current portion	(192)	(192)

	$2,647	$2,663

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

The Company has an unsecured $2,000,000 line of credit on which there was no balance outstanding at September 30, 2013 or December 31, 2012.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2013 and December 31, 2012, the Company was in compliance with its debt covenants.

7.	Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party (Aero, Inc.) of the Company for certain personal property. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 through the fourth quarter of 2016.

On July 23, 2012, the Company gave twelve months notice of termination of this lease. There was no material gain or loss associated with the cancellation of such agreement. Due to the termination, beginning in July 2012, this lease was accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. The Company has accrued for the remaining balances payable on the accompanying September 30, 2013 consolidated financial statements, see Note 10, Commitments and Contingencies, regarding pending litigation related to the lease termination. The termination relates to discontinued operations as discussed in Note 3, Discontinued Operations, of the accompanying consolidated financial statements. There are no other future obligations under this lease.

8.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2013 and December 31, 2012. The Company recorded a tax benefit of approximately $40,000 in the first quarter of 2013 to reflect the research and development tax credit re-enactment related to fiscal 2012. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and separate Pennsylvania and Arkansas state income tax returns.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Shareholders’ Equity

	($000’s omitted except for share data)
	Common stock						Accumulated Other Comprehensive Loss
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOP	Treasury Stock		Total Shareholders’ Equity
Balance December 31, 2012	2,614,506	$523	$13,987	$11,771	$(1,165)	$(1,765)	$(85)	$23,266

Net income	-	-	-	1,039	-	-	-	1,039
Purchase of treasury shares	-	-	-	-	-	(371)	-	(371)
Cash dividend	-	-	-	(406)	-	-	-	(406)
Stock based compensation	-	-	-	-	-	165	-	165
Exercise of stock options, net of tax benefit	-	-	21	(38)	-	109	-	92
Balance September 30, 2013	2,614,506	$523	$14,008	$12,366	$(1,165)	$(1,862)	$(85)	$23,785

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2013, the Company has purchased 296,131 shares and there remain 153,869 shares available to purchase under this program. There were 44,306 shares purchased by the Company during the nine month period ended September 30, 2013. Subsequent to quarter end there were 14,785 shares purchased by the Company through October 31, 2013 for approximately $130,000.

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

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. Included in the three and nine months ended September 30, 2013 is $90,000 and $165,000, respectively, of compensation expense related to the restrictive share awards.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($000’s omitted except per share data)

Income from continuing operations	$358	$306	$1,039	$1,346

Loss from discontinued operations	-	(450)	-	(1,121)

Net income (loss)	$358	$(144)	$1,039	$225

Weighted average common shares outstanding (basic)	2,305	2,146	2,259	2,125
Incremental shares from assumed conversions of stock options	-	6	1	19
Weighted average common shares outstanding (diluted)	2,305	2,152	2,260	2,144

Basic
Income per share from continuing operations	$0.16	$0.14	$0.46	$0.63
Loss per share from discontinued operations	-	(0.21)	-	(0.53)
Total net income (loss) per share	$0.16	$(0.07)	$0.46	$0.10

Diluted
Income per share from continuing operations	$0.16	$0.14	$0.46	$0.63
Loss per share from discontinued operations	-	(0.21)	-	(0.52)
Total net income (loss) per share	$0.16	$(0.07)	$0.46	$0.11

10.	Commitments and Contingencies

The Company has a contingent liability related to the termination of an employment agreement for a former Executive Officer of the Company, effective September 29, 2012. The Company is unable to reasonably or accurately estimate the amount of the liability at this time. Under the terms of the agreement, management estimates that the compensation in the form of future medical benefits and severance payments could result in additional liabilities as high as approximately $1,400,000. The Company is disputing these amounts through arbitration, accordingly, no additional liability has been accrued as of September 30, 2013 or December 31, 2012 related to these items since the likelihood, if any, cannot be determined or reliably measured at this time.

The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero Inc. (see Note 7, Capital Lease – Related Party, and Note 11, Related Party Transactions). Aero Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company has not considered the risk of loss to be probable, but is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation.

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the three and nine month periods ended September 30, 2013 and 2012 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain real property being accounted for under capital leases. See also Note 5, Property, Plant and Equipment, Note 6, Long-Term Debt, Note 7, Capital Lease – Related Party and Note 11, Related Party Transactions of the accompanying consolidated financial statements for information on the leases.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company anticipates a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan includes the construction of an approximate 25,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The timing, nature and extent of the expansion and renovation project are dependent upon the ability of the Company to secure financial assistance from various governmental assistance programs that it has applied for. At this time there are no material commitments of financial resources.

11.	Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary (Aero Metal Products, Inc.) that leased certain personal property from a related party through the execution of a capital lease. The Company also entered into a real property operating lease agreement, with the same related party, which provided for annual rental payments of $60,000. These transactions were disclosed as related party transactions because the wife of a former officer of Servotronics, Inc. is a sole shareholder of the company that was leasing/selling the assets. In connection with the Company’s decision to cease all manufacturing operations in the third quarter of 2012 at this subsidiary, and the subsequent surrender of assets under the personal property and real property leases to the related party in the fourth quarter of 2012, the Company accrued for the remaining lease payments which are not material to the September 30, 2013 consolidated financial statements. See Note 7, Capital Lease-Related Party and Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements.

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

As of September 30, 2013, the Company had identifiable assets of approximately $30,545,000 ($29,303,000 – December 31, 2012) of which approximately $19,986,000 ($19,211,000 – December 31, 2012) was for ATG and approximately $10,559,000 ($10,092,000 – December 31, 2012) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012

Revenues from unaffiliated customers	$16,709	$16,671	$6,427	$6,631	$23,136	$23,302
Cost of goods sold, exclusive of depreciation and amortization	(11,978)	(11,445)	(5,186)	(5,636)	(17,164)	(17,081)
Selling, general and administrative	(2,886)	(2,411)	(1,254)	(1,342)	(4,140)	(3,753)
Interest expense	(31)	(34)	-	-	(31)	(34)
Depreciation and amortization	(328)	(323)	(132)	(114)	(460)	(437)
Other income, net	1	5	44	7	45	12
Income (loss) from continuing operations before income tax provision	1,487	2,463	(101)	(454)	1,386	2,009
Income tax provision (benefit)	375	812	(28)	(149)	347	663
Income (loss) from continuing operations	1,112	1,651	(73)	(305)	1,039	1,346

Discontinued operations:

Loss from operations of a discontinued component, net of income tax benefit	-	-	-	(591)	-	(591)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	-	(530)	-	(530)
Loss from discontinued operations	-	-	-	(1,121)	-	(1,121)
Net income (loss)	$1,112	$1,651	$(73)	$(1,426)	$1,039	$225

Capital expenditures	$920	$327	$204	$67	$1,124	$394

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Revenues from unaffiliated customers	$5,520	$5,783	$2,207	$1,733	$7,727	$7,516
Cost of goods sold, exclusive of depreciation and amortization	(3,871)	(4,080)	(1,723)	(1,456)	(5,594)	(5,536)
Selling, general and administrative	(1,088)	(842)	(418)	(433)	(1,506)	(1,275)
Interest expense	(10)	(11)	-	-	(10)	(11)
Depreciation and amortization	(109)	(104)	(43)	(37)	(152)	(141)
Other income, net	1	-	43	2	44	2
Income (loss) from continuing operations before income tax provision	443	746	66	(191)	509	555
Income tax provision (benefit)	134	335	17	(86)	151	249
Income (loss) from continuing operations	309	411	49	(105)	358	306

Discontinued operations:

Loss from operations of a discontinued component, net of income tax benefit	-	-	-	(188)	-	(188)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	-	(262)	-	(262)
Loss from discontinued operations	-	-	-	(450)	-	(450)
Net income (loss)	$309	$411	$49	$(555)	$358	$(144)

Capital expenditures	$107	$234	$28	$24	$135	$258

13.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

14.	Subsequent Events

On October 16, 2013, the Company’s wholly-owned subsidiary, The Ontario Knife Company, was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with a proposed expansion of The Ontario Knife Company’s facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Ontario Knife Company entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended September 30, 2013 and 2012 approximately 25% and 26%, respectively, and 22% and 31% for the nine months ended September 30, 2013 and 2012, respectively, of the Company’s revenues from continuing operations were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased for the nine month period ended September 30, 2013 due to decreased government shipments at the Consumer Products Group and the Advanced Technology Group of approximately $1,496,000 and $603,000, respectively. Sales for both the Advanced Technology and Consumer Products military applications are dependent on governmental funding, which can change from year to year. There are risks that overall spending may be reduced in the future, specific programs may be eliminated or that the Company may fail to win new business through the competitive bid process. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of operations data for the nine and three months ended September 30, 2013 and 2012 ($000’s omitted).

	Nine Months Ended September 30,
					2013 vs. 2012
	2013		2012		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$16,709	72.2%	$16,671	71.5%	$38	0.2%
Consumer Products	6,427	27.8%	6,631	28.5%	(204)	(3.1%)
	23,136	100.0%	23,302	100.0%	(166)	(0.7%)
Cost of goods sold, exclusive of
depreciation and amortization	17,164	74.2%	17,081	73.3%	83	0.5%
Selling, general and administrative	4,140	17.9%	3,753	16.1%	387	10.3%
Depreciation and amortization	460	2.0%	437	1.9%	23	5.3%
Total costs and expenses	21,764	94.1%	21,271	91.3%	493	2.3%
Operating income, net	1,372	5.9%	2,031	8.7%	(659)	(32.4%)
Interest expense	31	0.1%	34	0.1%	(3)	(8.8%)
Other income, net	(45)	(0.2%)	(12)	(0.1%)	(33)	275.0%
Income tax provision	347	1.5%	663	2.8%	(316)	(47.7%)
Income from continuing operations	1,039	4.5%	1,346	5.9%	(307)	(22.8%)

Loss from operations of a discontinued component, net of income tax benefit	-	-	(591)	(2.5%)	591	100.0%
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(530)	(2.3%)	530	100.0%
Loss from discontinued operations	-	-	(1,121)	(4.8%)	1,121	100.0%
Net income	$1,039	4.5%	$225	1.1%	$814	361.8%

	Three Months Ended September 30,
					2013 vs. 2012
	2013		2012		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,520	71.4%	$5,783	76.9%	(263)	(4.5%)
Consumer Products	2,207	28.6%	1,733	23.1%	474	27.4%
	7,727	100.0%	7,516	100.0%	211	2.8%
Cost of goods sold, exclusive of
depreciation and amortization	5,594	72.4%	5,536	73.7%	58	1.0%
Selling, general and administrative	1,506	19.5%	1,275	17.0%	231	18.1%
Depreciation and amortization	152	2.0%	141	1.9%	11	7.8%
Total costs and expenses	7,252	93.9%	6,952	92.6%	300	4.3%
Operating income, net	475	6.1%	564	7.4%	(89)	(15.8%)
Interest expense	10	0.1%	11	0.1%	(1)	(9.1%)
Other income, net	(44)	(0.6%)	(2)	0.0%	(42)	2,100.0%
Income tax provision	151	2.0%	249	3.3%	(98)	(39.4%)
Income from continuing operations	358	4.6%	306	4.0%	52	17.0%
Loss from operations of a discontinued component, net of income tax benefit	-	-	(188)	(2.5%)	188	100.0%
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(262)	(3.5%)	262	100.0%
Loss from discontinued operations	-	-	(450)	(6.0%)	450	100.0%
Net income (loss)	$358	4.6%	$(144)	(2.0%)	$502	(348.6%)

Revenue

The Company’s consolidated revenues from continuing operations increased approximately $211,000 or 2.8% for the three month period ended September 30, 2013 when compared to the same three month period ended September 30, 2012. This increase is best explained by a general increase in commercial shipments at the CPG and ATG combined with variations from timing differences on government shipments at both the CPG and ATG within the quarter. The Company’s consolidated revenues from continuing operations decreased $166,000 or 0.7% for the nine month period ended September 30, 2013 when compared to the same nine month period in 2012. This variation in sales is the result of a decrease in shipments to the U.S Government and its prime vendors at both ATG and CPG which were mostly offset by an increase in commercial sales at both the ATG and CPG.  Shipments to the Government and its prime vendors decreased approximately $1,496,000 at the CPG while ATG shipments to the Government and its prime vendors decreased by approximately $603,000 due to budget cuts for military spending and vagaries inherent in the government procurement process and programs.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues decreased for the three month periods ended and increased for the nine month period ended September 30, 2013 and 2012. Such fluctuations are primarily due the mix of products sold at both ATG and CPG. Also contributing to the increase in cost of sales is additional engineering and engineering support associated with development and design changes to new and existing products. These costs are expensed as incurred.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $231,000 or 18.1% for the three month period ended September 30, 2013 and increased $387,000 or 10.3% for the nine months periods ended September 30, 2013 when compared to the same periods in 2012. Selling, general and administrative expenses are attributable to marketing of products (i.e., costs of internal and external sales efforts, catalog production, and the promotion of new and existing products in current and new markets). Also included in SG&A expenses are labor and related costs for general and administrative support, accounting, professional, legal and information technology costs. Attributing to the increase in SG&A costs are an increase of approximately $84,000 for the three month period ended September 30, 2013 and $86,000 for the nine month period ended September 30 2013, in royalty and commissions associated with the increased commercial sales at the CPG along with an increase in stock based compensation, salaries, wages and employee benefits costs.

Interest Expense

Interest expense remained relatively consistent for the three and nine month periods ended September 30, 2013 compared to the same period in 2012 due to interest rates which have remained consistent. See also Note 6, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $11,000 or 7.8% for the three month period ended September 30, 2013 and increased $23,000 or 5.3% for the nine month period ended September 30, 2013 when compared to the same periods in 2012. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s continuing operations effective tax rate was approximately 29.4% and 44.9% for the three month periods ended September 30, 2013 and 2012, respectively, and approximately 25.2% and 33.0% for the nine months ended September 30, 2013 and 2012, respectively, and the discontinued operations effective tax rate was approximately 34.0% for the three and nine month periods ended September 30, 2012, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The Company recorded a tax benefit of approximately $40,000 in the first quarter of 2013 to reflect the research and development tax credit re-enactment related to fiscal 2012. See also Note 8, Income Taxes, of the accompanying consolidated financial statements for information concerning income tax.

Income From Continuing Operations

Income from continuing operations for the three month period ended September 30, 2013 increased $52,000 or 17.0% when compared to the same period ended September 30, 2012. Income from continuing operations for the nine month period ended September 30, 2013 decreased $307,000 or 22.8% when compared to the same period ended September 30, 2012. These period to period fluctuations in income from continuing operations are primarily the result of numerous challenges and opportunities at both the ATG and CPG as the business segments continue to invest in revenue growth efforts, facility and capability expansion to support numerous product development efforts. Such investments have a direct impact on operating results of the period incurred with expected benefits to be recognized in future periods..

Discontinued Operations

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (“QCC”), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the three and nine months ended September 30, 2013 there was no loss from discontinued operations related to QCC. A loss before income taxes of approximately $116,000 and $358,000 from discontinued operations was reported for the same three and nine month periods in 2012.

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the three and nine months ended September 30, 2013 there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $169,000 and $537,000 from discontinued operations was reported for the same three and nine month periods in 2012.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At September 30, 2013, the Company had working capital of approximately $19,813,000 ($19,938,000 – December 31, 2012) of which approximately $4,998,000 ($5,573,000 – December 31, 2012) was comprised of cash and cash equivalents.

The Company generated approximately $1,229,000 in cash from operations during the nine months ended September 30, 2013. Cash was generated primarily through net income, the application of prepaid income taxes, timing differences on payments to vendors and an increase in accrued employee compensation and benefit costs. The primary use of cash for the Company’s operating activities for the nine months ended September 30, 2013 include working capital requirements, mainly timing differences on collections of accounts receivable, increase in inventory, prepayments on insurances and property tax, other current assets and other accrued liabilities. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first nine months of 2013 included approximately $371,000 for the purchase of treasury shares and approximately $406,000 for cash dividends paid on July 15, 2013. The Company also expended approximately $1,124,000 for capital expenditures during the nine months ended September 30, 2013.

At September 30, 2013, there are no material commitments for capital expenditures.

The Company also has an unsecured $2,000,000 line of credit on which there is no balance outstanding at September 30, 2013. If needed, this can be used to fund cash flow required for operations or capital investment projects. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2013 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2013. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On July 17, 2013, the Company and its wholly-owned subsidiary, Aero Metal Products, Inc., received a summons and complaint filed by Aero, Inc. in the Supreme Court of the State of New York, County of Erie. Aero, Inc. is owned by the wife of a former officer and director of Servotronics. The complaint alleges various causes of action arising out of a Personal Property Lease and Real Property Lease between Aero Metal Products, Inc. and Aero, Inc. See Note 5, Property, Plant and Equipment, and Note 7, Capital Lease – Related Party, of the accompanying consolidated financial statements for additional information regarding the entry into and subsequent termination of these leases. The Company believes that the litigation is without merit and intends to defend against it vigorously. See also Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements for further information regarding the litigation.

In August, 2013, Nicholas D. Trbovich, Jr., a former officer and director of Servotronics, commenced an arbitration proceeding against the Company in connection with the termination of his employment agreement effective September 29, 2012. The Company believes that the claims raised by Mr. Trbovich, Jr. are without merit and intends to defend against them vigorously. See Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements for additional information regarding the termination of the employment agreement.

There are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities
2013 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January-March	16,952	$8.44	16,952	181,223
April-June	4,537	$7.72	4,537	176,686
July	3,511	$7.71	3,511	173,175
August	5,279	$8.51	5,279	167,896
September	14,027	$8.48	14,027	153,869
Total	44,306	$7.31	44,306	153,869

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock in the open market or in privately negotiated transactions. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. As of September 30, 2013, the Company has purchased 296,131 shares and there remain 153,869 shares available to purchase under this program. There were 44,306 shares purchased by the Company during the nine month period ended September 30, 2013. Subsequent to quarter end there were 14,785 shares purchased by the Company through October 31, 2013 for approximately $130,000.

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

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 12, 2013

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

- 26 -