Form 10-K
period 2013-12-31
SERVOTRONICS INC /DE/
filed 2014-03-24
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐                      No ☒

Based on the closing price of the Common Stock on June 28, 2013 ($7.80) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $12,112,057.

As of February 28, 2014 the number of $.20 par value common shares outstanding was 2,483,526.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Consumer Products

The Company designs, manufactures and sells a variety of edged products and tools. These products include a wide range of cutlery items such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, as well was fixed and folding knives for hunting, fishing and camping. The Company also sells knives and tools to the U.S. Government, related agencies, and allied foreign governments. These products include machetes, bayonets, axes, strap cutters, and other tools that are designed primarily for military and rescue/first-responder use, but are viable in commercial markets as well. The Company also produces and markets other edged products such as various specialty tools, putty knives, linoleum sheet cutters, field knives and SciMed items including scalpels and micro-spatulas. The Company manufactures its products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial related products are intended for the medium to premium priced markets. See Discontinued Operations under Management’s Discussion and Analysis of Financial Condition for additional information.

Sales, Marketing and Distribution

Advanced Technology Products

The Company’s Advanced Technology Group (ATG) products are marketed throughout the United States and in select foreign markets. Products are primarily non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end users. Sales are made primarily by the Company’s professional staff.

During the Company’s 2013 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 17% of the Company’s consolidated revenues from continuing operations as compared to 20% in 2012. The Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 29% in 2013 and 27% in 2012 of the Company’s consolidated revenues from continuing operations. The Company also had sales to another ATG customer that amounted to approximately 11% and 10% of total consolidated revenues from continuing operations in 2013 and 2012. No other single customer represented more than 10% of the Company’s consolidated revenues from continuing operations in either of these years.

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

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are to national and international distributors as well as directly to big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting retailers. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 4% of the Company’s consolidated revenues from continuing operations in 2013 as compared to 9% in 2012. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues from continuing operations in 2013. The Company sells its products through its own sales resources and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 13, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2013 and 2012 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

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

Employees

The Company, at December 31, 2013, had 247 employees of which 231 are full time and are located in Western New York. Approximately 74% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities.

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

Item 2.                 Properties

The Company’s executive offices are located on premises held under a capital lease by the Company at 1110 Maple Street, Elma, a suburb of Buffalo, New York. The Company owns, leases and/or has options on real property as set forth in the following table:

			Number of
		Principal	buildings and	Approx.
		product	type of	floor area
Location	Acreage	manufactured	construction	(sq. feet)

Elma, New York	38.4	Advanced	1-concrete block/	83,000
		technology	steel
		products

Franklinville,	12.7	Cutlery products	1-tile/wood
New York			1-concrete/metal
			1-concrete block	154,000

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

The Bond was originally issued in the principal amount of $5,000,000 and, after a series of timely payments of principal and interest by the Company in accordance with the governing agreements, the outstanding Bond principal indebtedness has been reduced to approximately $2,600,000 as of December 31, 2013. When the Bond indebtedness has been fully paid, the Company has the right to purchase the facility for a nominal sum.

The property in Franklinville, New York is owned by the Company with no related encumbrances.

See the accompanying consolidated financial statements, including Note 10, Commitments and Contingencies, thereto, for further information with respect to the Company’s lease commitments and a current expansion project at the Consumer Products Group in Franklinville, New York. The Company believes that the properties are suitable and adequate for the current production capacity. The properties leased or otherwise operated by the Company in the forgoing report are appropriately covered by insurance consistent with the advice of the Company’s insurance consultant.

Item 3.               Legal Proceedings

There are no legal proceedings which are material to the Company currently pending by or against the Company other than the information set forth in Note 10, Commitments and Contingencies, and Note 12, Litigation, in the Notes to the Consolidated Financial Statements. All other legal proceedings are ordinary routine litigation incidental to the business which are not expected to have a material adverse effect on the business or earnings of the Company.

Item 4.               Mine Safety Disclosures

Not applicable.

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Price Range of Common Stock

The following table shows the range of high and low closing prices for the Company’s common stock as reported by the NYSE MKT (symbol SVT) for 2013 and 2012.

		High	Low
2013
	Fourth Quarter	$8.90	$8.05
	Third Quarter	9.08	7.41
	Second Quarter	8.23	7.20
	First Quarter	9.10	7.22
2012
	Fourth Quarter	$8.57	$6.52
	Third Quarter	8.98	7.65
	Second Quarter	10.29	7.50
	First Quarter	11.00	8.96

(b)	Approximate Number of Holders of Common Stock

Title	Approximate number of
of	record holders (as of
class	February 28, 2014)

Common Stock, $.20 par value per share	330

(c)	Dividends on Common Stock

On May 28, 2013 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 15, 2013 to shareholders of record on June 24, 2013 and was approximately $406,000 in the aggregate. These dividends do not indicate that the Company will pay dividends on a regular or scheduled basis.

(d)	Company Purchases of Company’s Equity Securities

2013 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January-March	16,952	$8.48	16,952	181,223
April-June	4,537	$7.76	4,537	176,686
July-September	22,368	$8.57	22,368	154,318
October	15,623	$8.79	15,623	138,695
November	-	-	-	138,695
December	11,978	$8.26	11,978	126,717
Total	71,458	$8.49	71,458	126,717

In January 2006, the Board of Directors authorized the purchase of up to 250,000 shares of the Company’s outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions; and at times and in amounts that the Company deems appropriate. On October 31, 2008, the Company announced that its Board of Directors authorized the purchase of an additional 200,000 shares of the Company’s common stock under the Company’s current purchase program. In January 2014, the Company purchased 1,850 common shares at a weighted average price of $8.37 paid per share. As of February 28, 2014, the Company has purchased 325,133 shares and there remain 124,867 shares available to purchase under this program.

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

In 2012, the Company made significant changes within the CPG as discussed in the “Results of Operations” section of this 10-K under the heading “Discontinued Operations.”  The Company expects these changes/product line eliminations to have a positive future impact on the Company’s profitability but remains cautiously optimistic for the future within the constraints of today’s global economic environment.

The Company anticipates a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan includes the construction of an approximate 25,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The timing, nature and extent of the expansion and renovation project are dependent upon the ability of the Company to secure financial assistance from various governmental assistance programs that it has applied for. At this time there are no material commitments of financial resources. On October 16, 2013, the Company’s wholly-owned subsidiary, The Ontario Knife Company was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with a proposed expansion of The Ontario Knife Company’s facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Ontario Knife Company entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives.

Management Discussion

During the years ended December 31, 2013 and 2012, approximately 21% and 29%, respectively, of the Company’s revenues from continuing operations were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased when comparing the results of 2013 to 2012, due to decreased government shipments at the ATG and CPG of approximately $717,000 and $1,612,000, respectively. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

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

Results of Operations - Year 2013 as Compared to 2012

         The following table compares the Company’s consolidated statements of income data for the twelve months ended December 31, 2013 and 2012 ($000’s omitted).

	Twelve Months Ended December 31,
					2013 vs. 2012
	2013		2012		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$22,204	73.3%	$22,000	72.1%	$204	0.9%
Consumer Products	8,106	26.7%	8,510	27.9%	(404)	(4.7%)
	30,310	100.0%	30,510	100.0%	(200)	(0.7%)
Cost of goods sold, exclusive of depreciation and amortization	22,799	75.2%	22,416	73.5%	383	1.7%
Selling, general and administrative	5,638	18.6%	5,047	16.5%	591	11.7%
Depreciation and amortization	640	2.1%	614	2.0%	26	4.2%
Total costs and expenses	29,077	95.9%	28,077	92.0%	1,000	3.6%
Operating income, net	1,233	4.1%	2,433	8.0%	(1,200)	(49.3%)
Interest expense	41	0.1%	52	0.2%	(11)	(21.2%)
Other income, net	(42)	(0.1%)	(14)	0.0%	(28)	200.0%
Income tax provision	259	0.9%	748	2.5%	(489)	(65.4%)
Income from continuing operations	975	3.2%	1,647	5.3%	(672)	(40.8%)
Loss from operations of a discontinued component, net of income tax benefit	-	-	(647)	(2.1%)	647	100.0%
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	(680)	(2.2%)	680	100.0%
Loss from discontinued operations	-	-	(1,327)	(4.3%)	1,327	100.0%
Net income	$975	3.2%	$320	1.0%	$655	204.7%

Revenue

The Company’s consolidated revenues from continuing operations decreased approximately $200,000 or 0.7% for the twelve month period ended December 31, 2013 when compared to the same period in 2012. The decrease in sales is the result of decreased shipments related to orders from the U.S. Government and its prime vendors partially off-set by an increase in shipments of commercial products at both the ATG and CPG. Revenues from shipments to the Government and its prime vendors at the ATG and CPG decreased approximately $717,000 and $1,612,000, respectively, due to budget cuts for military spending and vagaries inherent in the Government procurement process and programs.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased from 73.5% to 75.2% for the twelve month period ended December 31, 2013 when compared to the same period in 2012. Contributing to the increase in cost of sales is additional engineering and engineering support associated with customer design changes to new and existing products at both the ATG and CPG. Increasing expectations in the aerospace industry and demands from ATG customers for necessary and required quality and processing practices which are increasing the cost of product sold at the ATG. While the Company has not fully captured the extent of these costs, it is spending increasing resources to meet new supplier standards in the production process. These costs are expensed as incurred. Variations in cost of goods sold as a percentage of sales are also largely dependent upon the mix of product sold and customer demand within the operating groups as well as the relative percentage of each operating group’s sales to total consolidated sales.

The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies through capital investments and technical developments in new machinery as well as investment and development of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $591,000 or 11.7% for the twelve month period ended December 31, 2013 compared to the same period in 2012. Approximately 61% of SG&A expense relates to labor and labor related expenses to support SG&A functions. Such expenses increased approximately $586,000 or 20% primarily due to an increase in compensation expense for officers and other members of management. This includes increases attributable to vested restricted stock awards, bonuses as well as annual salary increases. Approximately 12% of SG&A expense is attributable to professional and legal services that increased approximately $80,000 primarily due to legal expenses associated with the previously disclosed arbitration proceedings with a former officer of the Company. Approximately 13% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These costs remained relatively consistent when comparing the twelve month period ended December 31, 2013 compared to the same period in 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $26,000 or 4.2% for the twelve month period ended December 31, 2013 compared to the same period in 2012. Contributing to the increase is related depreciation on approximately $825,000 in additions for a new hot test facility and related equipment at the ATG. These assets were put into service in the third quarter of 2013. Depreciation expense fluctuates due to estimated useful lives of depreciable property (as identified in Note 1, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. See also Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

Interest Expense

Interest expense decreased for the twelve month period ended December 31, 2013 compared to the same period in 2012 primarily due to the decrease in the average outstanding debt. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate for continuing operations was 21.0% in 2013 and 31.3% in 2012 and the effective tax rate for discontinued operations was 31.8% in 2012. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. A portion of the effective tax rate decrease during 2013 is related to the re-enactment of the research and development tax credit for 2012 as well as the tax benefit for 2013. See also Note 8, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Income from Continuing Operations

Income from continuing operations decreased $672,000 or 40.8% when comparing the twelve month period ended December 31, 2013 to the same period in 2012. This decrease is the result of several factors that include decreased sales at the CPG, as it has not yet fully recognized the benefits from the previously discussed re-focus of the CPG core competencies. This in-progress realignment includes the aggressive penetration into the commercial markets to hedge against unpredictable variations in government orders. Lower margins at the ATG are driven by increases in costs associated with product development and production process changes. Such costs are considered a necessary investment into the future of the CPG and ATG.

Discontinued Operations

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (“QCC”), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the twelve months ended December 31, 2013, there was no loss from discontinued operations related to QCC. A loss from discontinued operations before income tax of $793,000 that included a pre-tax loss on disposal related to a write-down of certain assets to lower of cost or market of $406,000 was reported for the same twelve month period in 2012.

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the twelve months ended December 31, 2013, there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $1,153,000 from discontinued operations was reported for the same twelve month period in 2012.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2013, the Company had working capital of approximately $17,023,000 ($19,938,000 – 2012) of which approximately $4,502,000 ($5,573,000 – 2012) was comprised of cash and cash equivalents.

The Company generated approximately $1,586,000 in cash from operations during the twelve months ended December 31, 2013 as compared to $1,695,000 during the twelve months ended December 31, 2012. Cash was generated primarily through net income excluding non-cash charges, with the application of prepaid income taxes, timing differences on payments to vendors and an increase in accrued employee compensation and benefit costs of $279,000. The primary use of cash for the Company’s operating activities for the twelve months ended December 31, 2013 include working capital requirements, mainly an increase of $652,000 in inventory and timing differences on collections of accounts receivable. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increased inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the twelve months ended December 31, 2013 included approximately $194,000 of current principal payments on long-term debt, approximately $607,000 for the purchase of treasury shares as well as approximately $406,000 for cash dividends paid on July 15, 2013. The Company also expended approximately $1,563,000 for capital expenditures that includes payments for the expansion of a new hot test facility at ATG that was put into service in the third quarter of 2013.

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

Employee Benefit Plans

The Company provides a range of benefits to its current and retired employees. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which includes various actuarial assumptions, such as discount rates, assumed rates of return on plan assets and health care cost trend rates. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on advice from its actuaries.

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

(i)      Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2013. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)      Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission issued in 1992. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

(iii)     Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year or such information will be included by amendment to this Form 10-K.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2013.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants	outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,000	$4.70	135,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,000	$4.70	135,000

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company Equity Securities” included in Item 5 of this Form 10-K. See also Note 9, Common Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year or such information will be included by amendment to this Form 10-K.

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

4.10	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on March 21, 2013)

10.4*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*
Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10(E) to the Company’s Form 10-KSB for the year ended December 31, 1986)

10.7	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.8	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.9
Land Lease Agreement between TSV, Inc. (wholly-owned subsidiary of the Registrant) and the ECIDA dated as of May 1, 1992, and Corporate Guaranty of the Registrant dated as of May 1, 1992 (Incorporated by reference to Exhibit 10(D)(9) to the Company’s Form 10-KSB for the year ended December 31, 1992)

10.10
Amendment to Land Lease Agreement and Interim Lease Agreement dated November 19, 1992 (Incorporated by reference to Exhibit 10(D) (11) to the Company’s Form 10-KSB for the year ended December 31, 1993)

10.11
Lease Agreement dated as of December 1, 1994 between the Erie County Industrial Development Agency (“ECIDA”) and TSV, Inc. (Incorporated by reference to Exhibit 10(D)(11) to the Company’s Form 10-KSB for the year ended December 31, 1994 )

10.12	Sublease Agreement dated as of December 1, 1994 between TSV, Inc. and the Registrant (Incorporated by reference to Exhibit 10(D)(12) to the Company’s Form 10-KSB for the year ended December 31, 1994)

10.13*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s proxy statement for the 2001 Annual Meeting of Stockholders)

10.14*	Amendment to the 2001 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10(D)(13)(b) to the Company’s 10-KSB for the year ended December 31, 2007)

10.15*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SERVOTRONICS, INC.

March 21, 2014	By	/s/ Dr. Nicholas D. Trbovich,
Dr. Nicholas D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicholas D. Trbovich	Chief Executive Officer,	March 21, 2014
Dr. Nicholas D. Trbovich	Chairman of the
Board and Director

/s/ Kenneth D. Trbovich	President and Director	March 21, 2014
Kenneth D. Trbovich

/s/ Cari L. Jaroslawsky	Chief Financial Officer and	March 21, 2014
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges, Esq.	Director	March 21, 2014
Donald W. Hedges, Esq.

/s/ Dr. William H. Duerig	Director	March 21, 2014
Dr. William H. Duerig

/s/ Edward C. Cosgrove, Esq.	Director	March 21, 2014
Edward C. Cosgrove, Esq.

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2013 and 2012	F3

Consolidated Statements of Income for the years ended December 31, 2013 and 2012	F4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F6

Notes to Consolidated Financial Statements	F7-F23

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Servotronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.
Buffalo, New York

March 21, 2014

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$4,502	$5,573
Accounts receivable, net	4,990	4,858
Inventories, net	11,929	11,213
Prepaid income taxes	310	387
Deferred income taxes	747	655
Other assets	311	306

Total current assets	22,789	22,992

Property, plant and equipment, net	6,860	5,946

Other non-current assets	354	365

Total Assets	$30,003	$29,303

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,641	$192
Accounts payable	1,216	1,051
Accrued employee compensation and benefit costs	1,612	1,422
Other accrued liabilities	297	389

Total current liabilities	5,766	3,054

Long-term debt	21	2,663

Deferred income taxes	482	320

Commitments and contingencies (see Notes 10 and 12)	-	-

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,285,883 (2,157,920 – 2012) shares	523	523
Capital in excess of par value	14,024	13,987
Retained earnings	12,302	11,771
Accumulated other comprehensive loss	(26)	(85)
Employee stock ownership trust commitment	(1,065)	(1,165)
Treasury stock, at cost 132,830 (241,372 – 2012) shares	(2,024)	(1,765)

Total shareholders’ equity	23,734	23,266

Total Liabilities and Shareholders’ Equity	$30,003	$29,303

See Notes to Consolidated Financial Statements

-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted except per share data)

	Years Ended
	December 31,
	2013	2012
Revenue	$30,310	$30,510
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	22,799	22,416
Selling, general and administrative	5,638	5,047
Interest expense	41	52
Depreciation and amortization	640	614
Other income, net	(42)	(14)

Total expenses	29,076	28,115

Income from continuing operations before income tax provision	1,234	2,395
Income tax provision	259	748

Income from continuing operations	975	1,647

Discontinued Operations:
Loss from operations of a discontinued component, net of income tax benefit	-	(647)
Loss on disposal of QCC and AMP, net of income tax benefit	-	(680)
Loss from discontinued operations	-	(1,327)

Net income	$975	$320

Income (loss) per share:

Basic

Income per share from continuing operations	$0.43	$0.77

Loss per share from discontinued operations	-	(0.62)

Total net income per share	$0.43	$0.15

Diluted

Income per share from continuing operations	$0.43	$0.77

Loss per share from discontinued operations	-	(0.62)

Total net income per share	$0.43	$0.15

See Notes to Consolidated Financial Statements

-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)

	Years Ended
	December 31,
	2013	2012
Net income	$975	$320
Other comprehensive income (loss):
Retirement benefits adjustment	59	(18)

Total comprehensive income	$1,034	$302

See Notes to Consolidated Financial Statements

-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Years Ended
	December 31,
	2013	2012
Cash flows related to operating activities:
Net income	$975	$320
Adjustments to reconcile net income to net cash generated in operating activities -
Depreciation and amortization	640	660
Loss on disposal of QCC and AMP, net of income tax benefit	-	680
Deferred income taxes (benefit)	41	(73)
Stock based compensation	255	-
(Decrease) increase in inventory reserve	(64)	91
(Decrease) increase in allowance for doubtful accounts	(8)	29
Gain on disposal of property and equipment	(22)	(9)
Change in assets and liabilities:
Accounts receivable	(124)	1144
Inventories	(652)	(1,109)
Prepaid income taxes	98	277
Other assets	(5)	183
Other non-current assets	-	(31)
Accounts payable	165	(400)
Accrued employee compensation and benefit costs	279	(75)
Other accrued liabilities	(92)	(93)
Employee stock ownership trust payment	100	101
Net cash generated in operating activities	1,586	1,695
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,563)	(885)
Proceeds from the sale of Queen Cutlery assets	-	650
Proceeds from the sale of assets	43	-
Net cash used in investing activities	(1,520)	(235)
Cash flows related to financing activities:
Principal payments on long-term debt	(194)	(202)
Proceeds from exercise of stock options	70	234
Principal payments on capital lease related party	-	(41)
Purchase of treasury shares	(607)	(110)
Cash dividend	(406)	(716)
Net cash used in financing activities	(1,137)	(835)
Net (decrease) increase in cash and cash equivalents	(1,071)	625
Cash and cash equivalents at beginning of year	5,573	4,948
Cash and cash equivalents at end of year	$4,502	$5,573

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $122,000 and $130,000 at December 31, 2013 and 2012, respectively. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $714,000 and $778,000 at December 31, 2013 and 2012, respectively. Pre-production and start-up costs are expensed as incurred.

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

Buildings and improvements	5-40 years

Machinery and equipment	5-20 years

Tooling	3-5 years

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2013 or 2012, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2013 and 2012.

Supplemental Cash Flow Information

Income taxes paid during the twelve month periods ended December 31, 2013 and 2012 amounted to $314,000 and $256,000, respectively. Interest paid during the twelve month periods ended December 31, 2013 and 2012 amounted to $41,000 and $57,000, respectively. During the twelve month periods ended December 31, 2013 and 2012, the Company reduced its tax liability and credited capital in excess of par value by approximately $21,000 and $213,000, respectively, related to the exercise/surrender of stock options.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long lived assets existed at December 31, 2013 and 2012.

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

2.            Discontinued Operations

During the second quarter of 2012, the Company committed to a plan to enhance profit margins through the expected sale of a component. On September 18, 2012, Queen Cutlery Company (QCC), a wholly owned subsidiary of Servotronics Inc., completed the disposition of substantially all of its assets for cash consideration of $650,000. QCC is accounted for as a discontinued operation in the accompanying consolidated financial statements. During the twelve months ended December 31, 2013 there was no loss from discontinued operations related to QCC. A loss before income taxes of approximately $793,000 that included a pre-tax loss on disposal related to a write-down of certain assets to a lower of cost or market of $406,000 from discontinued operations was reported for the same twelve month period in 2012.

-F9-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2012, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of Servotronics, Inc., gave notice of termination of a personal property capital lease for machinery and equipment previously reported under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. In the third quarter of 2012, AMP ceased all manufacturing operations and in the fourth quarter of 2012, the Company surrendered all assets under the personal property and real property lease to the lessor, Aero Inc., a previously reported related party. During the twelve months ended December 31, 2013, there was no loss from discontinued operations related to AMP. A loss before income taxes of approximately $1,153,000 from discontinued operations was reported for the same twelve month period in 2012.

The following is a summary of discontinued operations:

	Years Ended
	December 31,
	2013	2012
	($000’s omitted)

Discontinued operations:
Revenue of QCC and AMP	$-	$1,002

Loss from operations of QCC and AMP	$-	(948)
Income tax benefit	-	301
Net loss from operations of QCC and AMP	-	(647)

Loss on disposal of QCC and AMP	-	(998)
Income tax benefit	-	318
Net loss on disposal of QCC and AMP	-	(680)

Loss from discontinued operations	$-	$(1,327)

3. Inventories	December 31,
	2013	2012
	($000’s omitted)

Raw materials and common parts	$6,619	$6,189
Work-in-process	2,380	2,460
Finished goods	2,930	2,564

Total inventories, net of reserve	$11,929	$11,213

4. Property, Plant and Equipment	December 31,
	2013	2012
	($000’s omitted)

Land	$21	$21
Buildings	7,851	7,256
Machinery, equipment and tooling	13,258	12,370

	21,130	19,647
Less accumulated depreciation and amortization	(14,270)	(13,701)

Total property, plant and equipment	$6,860	$5,946
-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of December 31, 2013 and 2012, accumulated amortization on the building amounted to approximately $2,682,000 and $2,552,000, respectively. Amortization expense amounted to $130,000 for the twelve month periods ended December 31, 2013 and 2012, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements.

On July 23, 2012, the Company gave twelve months notice of termination of a capital lease for machinery and equipment previously under a $588,000 capital lease with a related party. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. See also Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements for more information. Amortization expense related to the capital lease related party, included in the loss from operations of a discontinued component, net of tax, amounted to zero and $42,000 for the twelve month periods ended December 31, 2013 and 2012, respectively.

Depreciation expense from continuing operations amounted to $498,000 and $461,000 for the twelve month periods ended December 31, 2013 and 2012, respectively. The combined depreciation and amortization expense from continuing operations were $640,000 and $614,000 the twelve month periods ended December 31, 2013 and 2012, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of December 31 2013, there is approximately $275,000 of construction in progress included in property, plant and equipment related to an anticipated facility expansion and renovation project at the Consumer Products Group and $202,000 related to capital projects at the Advanced Technology Group. There are currently no other material commitments for these projects. At December 31 2012 there was approximately $290,000 of construction in progress related to a previously report facility expansion at the Company’s Advanced Technology Group. These amounts along with amounts incurred during 2013 were placed in service during the year ended December 31, 2013.

5. Long-Term Debt	December 31,
	2013	2012
	($000’s omitted)

Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.30% at December 31, 2013)(A)	$2,620	$2,790

Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	42	65

	2,662	2,855
Less current portion	(2,641)	(192)

	$21	$2,663

(A)     The Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company’s headquarters/advanced technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company is evaluating its alternatives concerning this payment. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company’s interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders.

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal maturities of long-term debt are as follows:  2014 - $2,641,000 and 2015 - $21,000.

The Company also has an unsecured $2,000,000 line of credit on which there was no balance outstanding at December 31, 2013 or 2012.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2013 and 2012, the Company was in compliance with its debt covenants.

6.            Capital Lease – Related Party

On November 3, 2009, the Company entered into a capital lease with a related party of the Company for certain personal property. Monthly payments of $7,500 which include an imputed fixed interest rate of 2.00% commenced November 3, 2009 through the fourth quarter of 2016.

On July 23, 2012, the Company gave twelve months notice of termination of a previously reported related party capital lease. There is no material gain or loss associated with the cancellation of such agreement. Due to the termination, beginning in July 2012, this lease is accounted for as an operating lease rather than a capital lease for the remaining term and the related assets and liabilities were removed from the consolidated balance sheet. The Company has accrued for any balances payable on the December 31, 2013 consolidated financial statements. The termination relates to discontinued operations as discussed in Note 2, Discontinued Operations, of the accompanying consolidated financial statements. There are no other future obligations under this lease.

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

-F12-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE MKT, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2013.

Since inception of the ESOP, 444,050 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2013 and 2012, 195,793 and 215,214 shares, respectively, purchased by the ESOP remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $100,000 in 2013 and $101,000 in 2012, respectively. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2013 and 2012 is $368,824 and $376,962, respectively, and is being amortized into expense at a rate of approximately $81,000 per year. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2013 and 2012 is approximately $26,000 and $85,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         Income Tax Provision

The income tax provision from continuing operations included in the consolidated statements of income consists of the following:

	2013	2012
	($000’s omitted)
Current:
Federal	$215	$703
State	5	2
	220	705
Deferred:
Federal	30	42
State	9	1
	39	43
	$259	$748

The income tax benefit from discontinued operations included in the consolidated statements of income consists of the following:

	2013	2012
	($000’s omitted)
Current:
Federal	$-	$(503)
State	-	-
	-	(503)
Deferred:
Federal	-	(114)
State	-	(2)
	-	(116)
	$-	$(619)

The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision from continuing operations and the federal statutory income tax rate is as follows:

	2013	2012
Federal statutory rate	34.0%	34.0%
Business credits	(9.0%)	1.8%
ESOP dividend	(2.9%)	(2.8%)
Domestic production activities deduction	(2.2%)	(1.8%)
Other	0.3%	-
State income taxes (less federal effect)	0.8%	0.1%
Effective tax rate	21.0%	31.3%

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, the deferred tax assets (liabilities) were comprised of the following:

	2013	2012
	($000’s omitted)
Inventories	$333	$319
Accrued employee compensation and benefit costs	458	316
Operating loss and credit carryforwards	297	252
Other	64	73
Minimum pension liability	14	44
Total deferred tax assets	1,166	1,004
Valuation allowance	(279)	(233)
Net deferred tax asset	887	771
Property, plant and equipment	(622)	(436)
Total deferred tax liabilities	(622)	(436)
Net deferred tax asset	$265	$335

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2013, except for a valuation allowance of $279,000 related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2013, the Company has net operating loss carryforwards with full valuation allowances from New York of approximately $453,000, Pennsylvania of approximately $2,240,000 and Arkansas of approximately $2,515,000, which begin to expire in 2023, 2019 and 2015, respectively. The Company also has a New York state tax credit carryforward of approximately $80,000, which begins to expire in 2025.

There are no uncertain tax positions or unrecognized tax benefits for 2013 and 2012. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2010 through 2012 Federal and state tax returns remain subject to examination.

-F15-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         Common Shareholders’ Equity

	Common stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOT	stock	Loss	Equity
			($000’s omitted except share amounts)

Balance December 31, 2011	2,614,506	$523	$13,774	$12,490	($1,266)	($2,210)	($67)	$23,244
Net income	-	-	-	320	-	-	-	320
Retirement benefits adjustment	-	-	-	-	-	-	(18)	(18)
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(110)	-	(110)
Cash dividend	-	-	-	(716)	-	-	-	(716)
Exercise of stock options, net of tax benefit	-	-	213	(323)	-	555	-	445
Balance December 31, 2012	2,614,506	$523	$13,987	$11,771	($1,165)	($1,765)	($85)	$23,266
Net income	-	-	-	975	-	-	-	975
Retirement benefits adjustment	-	-	-	-	-	-	59	59
Compensation expense	-	-	-	-	100	-	-	100
Purchase of treasury shares	-	-	-	-	-	(607)	-	(607)
Stock based compensation	-	-	16	-	-	239	-	255
Cash dividend	-	-	-	(406)	-	-	-	(406)
Exercise of stock options, net of tax benefit	-	-	21	(38)	-	109	-	92
Balance December 31, 2013	2,614,506	$523	$14,024	$12,302	($1,065)	($2,024)	($26)	$23,734

The Company’s Board of Directors has authorized the purchase by the Company of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. During the year ended December 31, 2013, 71,458 shares were repurchased for $607,000 and added to treasury stock. Subsequent to December 31, 2013 the Company repurchased an additional 1,850 shares for approximately $15,000. As of February 28, 2014, the Company has purchased 325,133 shares and there remain 124,867 shares available to purchase under this program.

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

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however these shares, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. During the year ended December 31, 2013, there was $255,000 of compensation expense related to the restricted share awards.

-F16-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 28, 2013 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 15, 2013 to shareholders of record on June 24, 2013 and was approximately $406,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis.

Other Comprehensive Loss

The only component of accumulated other comprehensive loss included in equity at December 31, 2013 is $26,000 ($85,000 – 2012) of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits  -(see Note 7, Employee Benefit Plans.) These amounts are shown net of income tax benefit of $14,000 at December 31, 2013 ($44,000 – 2012).

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

	Year Ended
	December 31,
	2013	2012
	($000’s omitted
	except per share data)
Income from continuing operations	$975	$1,647
Loss from discontinued operations	-	(1,327)
Net income	$975	$320
Weighted average common shares outstanding (basic)	2,266	2,132
Incremental shares from assumed conversions of stock options	1	15
Weighted average common shares outstanding (diluted)	2,267	2,147
Basic
Income per share from continuing operations	$0.43	$0.77
Loss per share from discontinued operations	-	(0.62)
Total net income per share	$0.43	$0.15
Diluted
Income per share from continuing operations	$0.43	$0.77
Loss per share from discontinued operations	-	(0.62)
Total net income per share	$0.43	$0.15

-F17-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Based Payments

Under the Servotronics, Inc. 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, the Company has granted options to certain Directors, Officers and employees. No options were granted under this plan since 2005. Options granted under this plan have durations of ten years and all outstanding options are currently exercisable.

A summary of the status of options granted under all employee plans is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price ($)	Life	($)
Outstanding as of December 31, 2011	108,500	3.60	2.96
Granted in 2012	-	-
Expired in 2012	7,500	4.70
Exercised in 2012	80,000	3.21

Outstanding and exercisable as of December 31, 2012	21,000	4.70	3.00	65,100
Granted in 2013	-	-
Expired in 2013	5,000	4.70
Exercised in 2013	15,000	4.70

Outstanding and exercisable as of December 31, 2013	1,000	4.70	2.00	3,400

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $8.10 at December 31, 2013. The total intrinsic value of options exercised during the year ended December 31, 2013 amounted to $63,000.

The Company’s 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company The restricted share awards vest over four year periods between January 2014 and January 2017; however, the restricted shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. During the year ended December 31, 2013, there was $255,000 of compensation expense related to the restricted share awards.

-F18-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted share awards granted under all employee plans is presented below:

		Weighted Average
	Shares	Grant Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2013	-	-
Granted in 2013	165,000	$8.10
Forfeited in 2013	-
Vested in 2013	-
Unvested at December 31, 2013	165,000	$8.10

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

10.         Commitments and Contingencies

The Company has a contingent liability related to the termination of an employment agreement for Nicholas D. Trbovich, Jr., a former Executive Officer of the Company, effective October 20, 2012. The Company is unable to reasonably or accurately estimate the amount of the liability at this time. Under the terms of the agreement, management estimates that the compensation in the form of future medical benefits and severance payments could result in additional liabilities as high as approximately $1,400,000. The Company is defending its decision to terminate the employment agreement through arbitration and has not considered the risk of loss to be probable, accordingly, no additional liability has been accrued for the years ended December 31, 2013 or 2012 related to this item.

-F19-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero Inc. See Note 7, Capital Lease – Related Party, and Note 11, Related Party Transactions. Aero Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company has not considered the risk of loss to be probable, but is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation.

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in 2013 and 2012 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain real property being accounted for under capital leases. See also Note 4, Property, Plant and Equipment, Note 5, Long-Term Debt, Note 6, Capital Lease – Related Party and Note 11, Related Party Transactions of the accompanying consolidated financial statements for information on the leases.

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

11.         Related Party Transactions

During 2009 the Company formed a new wholly owned subsidiary (Aero Metal Products, Inc.) that leased certain personal property from a related party through the execution of a capital lease. The Company also entered into a real property operating lease agreement, with the same related party, which provided for annual rental payments of $60,000. These transactions were disclosed as related party transactions because the wife of a former officer of Servotronics, Inc. is a sole shareholder of the company that was leasing/selling the assets. In connection with the Company’s decision to cease all manufacturing operations in the third quarter of 2012 at this subsidiary, and the subsequent surrender of assets under the personal property and real property leases to the related party in the fourth quarter of 2012, the Company accrued for the remaining lease payments which are not material to the December 31, 2013 consolidated financial statements. See Note 6, Capital Lease-Related Party and Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements.

-F20-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         Litigation

On July 17, 2013, the Company and its wholly-owned subsidiary, Aero Metal Products, Inc., received a summons and complaint filed by Aero, Inc. in the Supreme Court of the State of New York, County of Erie. Aero, Inc. is owned by the wife of a former officer and director of Servotronics. The complaint alleges various causes of action arising out of a Personal Property Lease and Real Property Lease between Aero Metal Products, Inc. and Aero, Inc. See Note 4, Property, Plant and Equipment, and Note 6, Capital Lease – Related Party, of the accompanying consolidated financial statements for additional information regarding the entry into and subsequent termination of these leases. The Company believes that the litigation is without merit and intends to defend against it vigorously. See also Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements for further information regarding the litigation.

In August 2013, Nicholas D. Trbovich, Jr., a former officer and director of Servotronics, commenced an arbitration proceeding against the Company in connection with the termination of his employment agreement effective October 20, 2012. The Company believes that the claims raised by Mr. Trbovich, Jr. are without merit and intends to defend against them vigorously. See Note 10, Commitments and Contingencies, of the accompanying consolidated financial statements for additional information regarding the termination of the employment agreement.

There are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

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

As of December 31, 2013, the Company had assets of approximately $30,003,000 ($29,303,000 – December 31, 2012) of which approximately $19,816,000 ($19,211,000 – December 31, 2012) was for ATG and approximately $10,187,000 ($10,092,000 – December 31, 2012) was for CPG.

-F21-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Years ended		Years ended		Years ended
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Revenues from unaffiliated customers	$22,204	$22,000	$8,106	$8,510	$30,310	$30,510
Cost of goods sold, exclusive of depreciation and amortization	(16,155)	(15,275)	(6,644)	(7,141)	(22,799)	(22,416)
Selling, general and administrative	(3,985)	(3,319)	(1,653)	(1,728)	(5,638)	(5,047)
Interest expense	(41)	(52)	-	-	(41)	(52)
Depreciation and amortization	(452)	(432)	(188)	(182)	(640)	(614)
Other income, net	(2)	4	44	10	42	14
Income (loss) from continuing operations before income tax provision (benefit)	1,569	2,926	(335)	(531)	1,234	2,395
Income tax provision (benefit)	329	915	(70)	(167)	259	748
Income (loss) from continuing operations	1,240	2,011	(265)	(364)	975	1,647
Discontinued operations:
Loss from operations of a discontinued component, net of income tax benefit	-	-	-	(647)	-	(647)
Loss on disposal of QCC and AMP, net of income tax benefit	-	-	-	(680)	-	(680)
Loss from discontinued operations	-	-	-	(1,327)	-	(1,327)
Net income (loss)	$1,240	$2,011	$(265)	$(1,691)	$975	$320

Capital expenditures	$1,191	$574	$372	$311	$1,563	$885

The Company engages in a significant amount of business with the United States Government through sales to its prime contractors and otherwise. Such contracts by the Advanced Technology Group accounted for consolidated revenues from continuing operations of approximately $5,300,000 in 2013 and $6,000,000 in 2012. Similar contracts by the Consumer Products Group accounted for consolidated revenues from continuing operations of approximately $1,100,000 in 2013 and $2,750,000 in 2012. Sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 29% of total consolidated revenues from continuing operations in 2013 and 27% in 2012. The Company also had sales to another ATG customer that amounted to approximately 11% and 10% of total consolidated revenues from continuing operations in 2013 and 2012. No other single customer represented more than 10% of the Company’s consolidated revenues from continuing operations in any of these years.

14.         Subsequent Events

On March 13, 2014 the Company’s wholly-owned subsidiary, The Ontario Knife Company, received a $300,000 grant from Cattaraugus County, New York. The grant can be used towards the payment or reimbursement for work and/or materials, incurred or to be incurred in connection with the proposed expansion project discussed above in Note 10, Commitments and Contingencies. As part of the terms of the Grant Contract with Cattaraugus County, The Ontario Knife Company has agreed to maintain certain employment levels for a period of five years from the date of the agreement.

-F22-