Form 10-Q
period 2014-03-31
SERVOTRONICS INC /DE/
filed 2014-05-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $.20 par value	2,462,481

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,627	$4,502
Accounts receivable, net	5,188	4,990
Inventories, net	12,504	11,929
Prepaid income taxes	328	310
Deferred income taxes	747	747
Other assets	558	311

Total current assets	22,952	22,789

Property, plant and equipment, net	7,113	6,860

Other non-current assets	359	354

Total Assets	$30,424	$30,003

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,640	$2,641
Accounts payable	1,462	1,216
Accrued employee compensation and benefit costs	1,650	1,612
Other accrued liabilities	651	297

Total current liabilities	6,403	5,766

Long-term debt	16	21

Deferred income taxes	482	482

Commitments and contingencies (See Note 8)	-	-

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,266,688 (2,285,883 - 2013) shares	523	523
Capital in excess of par value	14,045	14,024
Retained earnings	12,157	12,302
Accumulated other comprehensive loss	(26)	(26)
Employee stock ownership trust commitment	(1,065)	(1,065)
Treasury stock, at cost 152,025 (132,830 - 2013) shares	(2,111)	(2,024)

Total shareholders’ equity	23,523	23,734

Total Liabilities and Shareholders’ Equity	$30,424	$30,003

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$6,990	$7,342

Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	5,438	5,697
Selling, general and administrative	1,576	1,299
Interest expense	9	10
Depreciation and amortization	169	153
Other income, net	(1)	(1)

Total expenses	7,191	7,158

(Loss) income before income tax (benefit) provision	(201)	184
Income tax (benefit) provision	(56)	7

Net (loss) income	$(145)	$177

(Loss) income per share:
Basic
Net (loss) income per share	$(0.06)	$0.08

Diluted
Net (loss) income per share	$(0.06)	$0.08

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income	$(145)	$177
Other comprehensive income:
Retirement benefits adjustment	-	-

Total comprehensive (loss) income	$(145)	$177

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash flows related to operating activities:
Net (loss) income	$(145)	$177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	169	153
Stock based compensation	90	-
Increase (decrease) in inventory reserve	41	(8)
Decrease in allowance for doubtful accounts	(10)	(10)
Change in assets and liabilities:
Accounts receivable	(188)	(711)
Inventories	(616)	228
Prepaid income taxes	(23)	7
Other assets	(247)	(256)
Other non-current assets	(5)	2
Accounts payable	246	49
Accrued employee compensation and benefit costs	38	158
Other accrued liabilities	354	(140)

Net cash used in operating activities	(296)	(351)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(418)	(478)

Net cash used in investing activities	(418)	(478)

Cash flows related to financing activities:
Principal payments on long-term debt	(5)	(5)
Proceeds from exercise of stock options	-	70
Purchase of treasury shares	(156)	(144)

Net cash used in financing activities	(161)	(79)
Net decrease in cash and cash equivalents	(875)	(908)
Cash and cash equivalents at beginning of period	4,502	5,573
Cash and cash equivalents at end of period	$3,627	$4,665

See notes to consolidated financial statements

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated financial statements should be read in conjunction with the 2013 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $112,000 at March 31, 2014 and $122,000 at December 31, 2013. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $755,000 and $714,000 at March 31, 2014 and December 31, 2013, respectively. Pre-production and start-up costs are expensed as incurred.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and separate Pennsylvania and Arkansas income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2014 or December 31, 2013, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2014 and 2013.

Supplemental Cash Flow Information

Income taxes refund (net of payments) received during the three months ended March 31, 2014 amounted to approximately $36,000. Income taxes paid during the three months ended March 31, 2013 amounted to approximately $2,700. Interest paid during the three months ended March 31, 2014 and 2013 amounted to approximately $9,000 and $10,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate, or at least annually, that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2014 and December 31, 2013.

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

3.	Inventories

	March 31,	December 31,
	2014	2013
	($000’s omitted)
Raw materials and common parts, net of reserve	$6,939	$6,832
Work-in-process	2,902	2,380
Finished goods, net of reserve	2,663	2,717

Total inventories	$12,504	$11,929

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property, Plant and Equipment

	March 31,	December 31,
	2014	2013
	($000’s omitted)
Land	$21	$21
Buildings	7,851	7,851
Machinery, equipment and tooling	13,676	13,258
	21,548	21,130
Less accumulated depreciation and amortization	(14,435)	(14,270)

Total property, plant and equipment	$7,113	$6,860

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of March 31, 2014 and December 31, 2013, accumulated amortization on the building amounted to approximately $2,714,000 and $2,682,000, respectively. Amortization expense amounted to $32,000 for the three month periods ended March 31, 2014 and 2013, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements.

Depreciation expense from continuing operations amounted to $134,000 and $119,000 for the three month periods ended March 31, 2014 and 2013, respectively. The combined depreciation and amortization expense from continuing operations amounted to $169,000 and $153,000 for the three month periods ended March 31, 2014 and 2013, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of March 31, 2014, there is approximately $537,000 of construction in progress included in property, plant and equipment related to facility expansion and renovation projects at both the CPG and ATG. As of March 31, 2014 there are no other material commitments for these projects. At December 31, 2013 there was approximately $477,000 of construction in progress related to these projects.

5.	Long-Term Debt

	March 31,	December 31,
	2014	2013
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.31% at March 31, 2014)(A)	$2,620	$2,620

Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	36	42

	2,656	2,662
Less current portion	(2,640)	(2,641)

	$16	$21

(A)The Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company’s headquarters/advanced technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continue through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company’s interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders. The Company is currently evaluating refinancing options in anticipation of the December 1, 2014 maturity.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an unsecured $2,000,000 line of credit on which there was no balance outstanding at March 31, 2014 or December 31, 2013.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio measured semi-annually. At March 31, 2014 and December 31, 2013 the Company was in compliance with these covenants.

6.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2014 and December 31, 2013. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and a separate Pennsylvania and Arkansas state income tax returns.

7.	Shareholders’ Equity

	($000’s omitted except for share data)
	Common stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2013	2,614,506	$523	$14,024	$12,302	$(1,065)	$(2,024)	$(26)	$23,734
Net loss	-	-	-	(145)	-	-	-	(145)
Purchase of treasury shares	-	-	-	-	-	(156)	-	(156)
Stock based compensation	-	-	21	-	-	69	-	90
Balance March 31, 2014	2,614,506	$523	$14,045	$12,157	$(1,065)	$(2,111)	$(26)	$23,523

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2014, the Company has purchased 325,133 shares and there remain 124,867 shares available to purchase under this program. There were 1,850 shares purchased by the Company during the three month period ended March 31, 2014 for total consideration of approximately $16,000.

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. Included in the three months ended March 31, 2014 is approximately $90,000 of compensation expense related to the restrictive share awards, no compensation expense was recognized in the comparable period ended March 31, 2013.

On January 1, 2014, 41,250 shares of restricted stock vested of which 17,345 shares were withheld and repurchased by the Company for approximately $140,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

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
	Three Months Ended
	March 31,
	2014	2013
	($000’s omitted except per share data)
Net (loss) income	$(145)	$177
Weighted average common shares outstanding (basic)	2,267	2,155

Incremental shares from assumed conversions of stock options	-	1

Weighted average common shares outstanding (diluted)	2,267	2,156
Basic
Net (loss) income per share	$(0.06)	$0.08
Diluted
Net (loss) income per share	$(0.06)	$0.08

8.	Commitments and Contingencies

The Company has a contingent liability related to the termination of an employment agreement for Nicholas D. Trbovich, Jr., a former Executive Officer of the Company, effective October 20, 2012. The Company is unable to reasonably or accurately estimate the amount of the liability at this time. Under the terms of the agreement, management estimates that the compensation in the form of future medical benefits and severance payments could result in additional liabilities as high as approximately $1,400,000. The Company is defending its decision to terminate the employment agreement through arbitration and has not considered the risk of loss to be probable, accordingly, no additional liability has been accrued for the periods ended March 31, 2014 or December 31, 2013 related to this item.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the three month periods ended March 31, 2014 and 2013 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain real property being accounted for under capital leases. See also Note 4, Property, Plant and Equipment and Note 5, Long-Term Debt of the accompanying consolidated financial statements for information on the leases.

The Company anticipates a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan includes the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. There were no material commitments of financial resources at March 31, 2014, however the Company expects to make the initial equipment purchases and to break ground on the facility expansion in the second quarter of 2014. The Ontario Knife Company was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with a proposed expansion of The Ontario Knife Company’s facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Ontario Knife Company entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives. The Company has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards the payment or reimbursement for work and/or materials, incurred or to be incurred in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, The Ontario Knife Company has agreed to maintain certain employment levels for a period of five years from the date of the agreement. The Company also received a $416,000 New York State Community Development Block Grant from the Office of Community Renewal. The grant can be used towards the purchase of equipment in connection with the proposed expansion project.

9.	Litigation

On July 17, 2013, the Company and its wholly-owned subsidiary, Aero Metal Products, Inc., received a summons and complaint filed by Aero, Inc. in the Supreme Court of the State of New York, County of Erie. Aero, Inc. is owned by the wife of a former officer and director of Servotronics. The complaint alleges various causes of action arising out of a Personal Property Lease and Real Property Lease between Aero Metal Products, Inc. and Aero, Inc. The Company believes that the litigation is without merit and intends to defend against it vigorously. See Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for further information regarding the litigation.

In August 2013, Nicholas D. Trbovich, Jr., a former officer and director of Servotronics, commenced an arbitration proceeding against the Company in connection with the termination of his employment agreement effective October 20, 2012. The Company believes that the claims raised by Mr. Trbovich, Jr. are without merit and intends to defend against them vigorously. See Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for additional information regarding the termination of the employment agreement.

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

As of March 31, 2014, the Company had identifiable assets of approximately $30,424,000 ($30,003,000 – December 31, 2013) of which approximately $20,158,000 ($19,816,000 – December 31, 2013) was for ATG and approximately $10,266,000 ($10,187,000 – December 31, 2013) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013

Revenues from unaffiliated customers	$5,305	$5,383	$1,685	$1,959	$6,990	$7,342
Cost of goods sold, exclusive of depreciation and amortization	(3,840)	(3,986)	(1,598)	(1,711)	(5,438)	(5,697)
Selling, general and administrative	(1,140)	(889)	(436)	(410)	(1,576)	(1,299)
Interest expense	(9)	(10)	-	-	(9)	(10)
Depreciation and amortization	(122)	(108)	(47)	(45)	(169)	(153)
Other income, net	-	-	1	1	1	1
(Loss) income before income tax provision	194	390	(395)	(206)	(201)	184
Income tax (benefit) provision	54	60	(110)	(53)	(56)	7
Net (loss) income	$140	$330	$(285)	$(153)	$(145)	$177

Capital expenditures	$372	$384	$46	$94	$418	$478

11.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

12.	Subsequent Events

On April 24, 2014, the Company’s wholly-owned subsidiary, The Ontario Knife Company, received notification from Cattaraugus County of an approved $416,000 New York State Community Development Block Grant through the Office of Community Renewal. The grant can be used towards the purchase of equipment in connection with the proposed expansion project discussed above in Note 8, Commitments and Contingencies. In May 2014, the Company entered into certain contracts for site work in connection with proposed expansion and expects to break ground during the second quarter of 2014.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended March 31, 2014 and 2013 approximately 17% and 19%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2014 and 2013 ($000’s omitted).

	Three Months Ended March 31,
					2014 vs. 2013
	2014		2013		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$5,305	75.9%	$5,383	73.3%	$(78)	(1.4%)
Consumer Products	1,685	24.1%	1,959	26.7%	(274)	(14.0%)
	6,990	100.0%	7,342	100.0%	(352)	(4.8%)
Cost of goods sold, exclusive of depreciation and amortization	5,438	77.8%	5,697	77.6%	(259)	(4.5%)
Selling, general and administrative	1,576	22.5%	1,299	17.7%	277	21.3%
Depreciation and amortization	169	2.4%	153	2.1%	16	10.5%
Total costs and expenses	7,183	102.7%	7,149	97.4%	34	0.5%
Operating income, net	(193)	(2.7%)	193	2.6%	(386)	(200.0%)
Interest expense	9	0.1%	10	0.1%	(1)	(10.0%)
Other income, net	(1)	0.0%	(1)	0.0%	0	0.0%
Income tax (benefit) provision	(56)	(0.8%)	7	0.1%	(63)	(900.0%)
Net income (loss)	$(145)	(2.0%)	$177	2.4%	$(322)	(181.9%)

Revenue

The Company’s consolidated revenues from continuing operations decreased approximately $352,000 or 4.8% for the three month period ended March 31, 2014 when compared to the same three month period ended March 31, 2013. This variation in sales is the result of a decrease in shipments to the U.S Government and its prime vendors at the ATG as well as a decrease of commercial products at the CPG.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues remained relatively consistent for the three month periods ended March 31, 2014 when compared to the same period in 2013. The Company continues to aggressively pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $277,000 or 21.3% for the three month period ended March 31, 2014 when compared to the same period in 2013. Approximately 36% of SG&A expense relates to labor and labor related expense to support SG&A functions, approximately 15% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses and approximately 19% of SG&A expense is attributable to professional and legal services. The primary increase in SG&A can be attributed to legal expenses associated with the previously disclosed arbitration proceedings with a former officer of the Company as well as an increase in compensation expense related to the granting of restricted stock awards in the second quarter of 2013. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information on the grants and scheduled vesting of the restricted stock awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $16,000 or 10.5% for the three month period ended March 31, 2014 when compared to the same period in 2013. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditure.

Interest Expense

Interest expense remained relatively consistent for the three month period ended March 31, 2014 compared to the same period in 2013 due to interest rates which have remained consistent. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 27.9% and 3.8% for the three month periods ended March 31, 2014 and 2013, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004. The rate increase is attributable to the retroactive reinstatement of the development credit in the first quarter of 2013, applicable to 2012 as well as the expiration of the development credit as of December 31, 2013.

Net Income

Net income for the three month period ended March 31, 2014 decreased $322,000 or 181.9% when compared to the same period ended March 31, 2013. This decrease is the result of several factors that include decreased sales at the CPG, as it has not yet fully recognized the benefits from the previously discussed re-focus of the CPG core competencies. This in-progress realignment includes the aggressive penetration into the commercial markets to hedge against unpredictable variations in government orders. This in-progress realignment is considered a necessary investment into the future of the CPG. Also contributing to the decrease in income is increases in SG&A expenses associated with legal and professional work as discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2014, the Company had working capital of approximately $16,549,000 ($17,023,000 – December 31, 2013) of which approximately $3,627,000 ($4,502,000 – December 31, 2013) was comprised of cash and cash equivalents.

The Company used approximately $296,000 in cash from operations during the three months ended March 31, 2014. Cash was generated primarily through timing differences in payments to vendors and an increase in other accrued liabilities. The primary use of cash for the Company’s operating activities for the three months ended March 31, 2014 include working capital requirements, mainly timing differences on collections of accounts receivable, increase in inventory, prepayments on insurances and property tax and other current assets. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first three months of 2014 included approximately $156,000 for the purchase of treasury shares. The Company also expended approximately $418,000 for capital expenditures during the three months ended March 31, 2014.

At March 31, 2014, there are no material commitments for capital expenditures.

The Company also has an unsecured $2,000,000 line of credit on which there is no balance outstanding at March 31, 2014. If needed, this can be used to fund cash flow required for operations or capital investment projects. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2013 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On July 17, 2013, the Company and its wholly-owned subsidiary, Aero Metal Products, Inc., received a summons and complaint filed by Aero, Inc. in the Supreme Court of the State of New York, County of Erie. Aero, Inc. is owned by the wife of a former officer and director of Servotronics. The complaint alleges various causes of action arising out of a Personal Property Lease and Real Property Lease between Aero Metal Products, Inc. and Aero, Inc. The Company believes that the litigation is without merit and intends to defend against it vigorously. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for further information regarding the litigation.

In August, 2013, Nicholas D. Trbovich, Jr., a former officer and director of Servotronics, commenced an arbitration proceeding against the Company in connection with the termination of his employment agreement effective October 20, 2012. The Company believes that the claims raised by Mr. Trbovich, Jr. are without merit and intends to defend against them vigorously. See Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for additional information regarding the termination of the employment agreement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities
2014 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
January	19,195(2)	$8.13	1,850
February	-	-	-
March	-	-	-
Total	19,195(2)	$8.13	1,850	124,867

(1)        The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. There were 1,850 shares purchased by the Company during the three month period ended March 31, 2014. As of March 31, 2014, the Company has purchased 325,133 shares and there remain 124,867 shares available to purchase under this program.

(2)        Includes 17,345 shares withheld/purchased by the Company in January 2014 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

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

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: May 13, 2014

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

- 21 -