Form 10-Q
period 2014-09-30
SERVOTRONICS INC /DE/
filed 2014-11-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $.20 par value	2,457,854

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,769	$4,502
Accounts receivable, net	5,739	4,990
Inventories, net	12,850	11,929
Prepaid income taxes	26	310
Deferred income taxes	2,589	747
Other assets	529	311

Total current assets	25,502	22,789

Property, plant and equipment, net	8,157	6,860

Other non-current assets	362	354

Total Assets	$34,021	$30,003

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,641	$2,641
Demand note payable	1,000	-
Accounts payable	1,496	1,216
Accrued employee compensation and benefit costs	1,640	1,612
Accrued arbitration award and related liability	5,419	-
Other accrued liabilities	522	297

Total current liabilities	12,718	5,766

Long-term debt	4	21

Deferred income taxes	482	482

Commitments and contingencies (See Note 8)
	-	-
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,262,061 (2,285,883 - 2013) shares	523	523
Capital in excess of par value	14,056	14,024
Retained earnings	9,303	12,302
Accumulated other comprehensive loss	(26)	(26)
Employee stock ownership trust commitment	(1,065)	(1,065)
Treasury stock, at cost 156,652 (137,830 - 2013) shares	(1,974)	(2,024)

Total shareholders’ equity	20,817	23,734

Total Liabilities and Shareholders’ Equity	$34,021	$30,003

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$8,031	$7,727	$23,016	$23,136
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	6,125	5,594	17,413	17,164
Selling, general and administrative	1,262	1,506	4,181	4,140
Interest expense	12	10	31	31
Arbitration award expense	5,419	-	5,419	-
Depreciation and amortization	150	152	490	460
Other income, net	(4)	(44)	(16)	(45)

Total expenses	12,964	7,218	27,518	21,750

Income (loss) before income tax provision	(4,933)	509	(4,502)	1,386

Income tax provision	(1,632)	151	(1,503)	347

Net (loss) income	$(3,301)	$358	$(2,999)	$1,039

Income (loss) per share:
Basic
Net (loss) income per share	$(1.46)	$0.16	$(1.32)	$0.46

Diluted
Net (loss) income per share	$(1.46)	$0.16	$(1.32)	$0.46

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(3,301)	$358	$(2,999)	$1,039
Other comprehensive income:
Retirement benefits adjustment	-	-	-	-
Total comprehensive (loss) income	$(3,301)	$358	$(2,999)	$1,039

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows related to operating activities:
Net (loss) income	$(2,999)	$1,039
Adjustments to reconcile net (loss) income to net cash generated in operating activities:
Depreciation and amortization	490	460
Deferred income tax (benefit)	(1,842)	-
Stock based compensation	271	165
Increase (decrease) in inventory reserve	177	(45)
Decrease in allowance for doubtful accounts	(60)	(27)
Gain on disposal of property and equipment	-	(22)
Change in assets and liabilities:
Accounts receivable	(689)	(553)
Inventories	(1,098)	(675)
Prepaid income taxes	274	389
Other assets	(218)	(257)
Other non-current assets	(8)	14
Accounts payable	280	412
Accrued employee compensation and benefit costs	28	443
Accrued arbitration award and related liability	5,419	-
Other accrued liabilities	225	(114)

Net cash generated in operating activities	250	1,229

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,777)	(1,124)
Proceeds from sale of assets	-	43

Net cash used in investing activities	(1,777)	(1,081)

Cash flows related to financing activities:
Principal payments on long-term debt	(17)	(16)
Demand note payable	1,000	-
Proceeds from exercise of stock options	-	70
Purchase of treasury shares	(189)	(371)
Cash dividend	-	(406)

Net cash generated (used) in financing activities	794	(723)
Net decrease in cash and cash equivalents	(733)	(575)
Cash and cash equivalents at beginning of period	4,502	5,573
Cash and cash equivalents at end of period	$3,769	$4,998

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated financial statements should be read in conjunction with the 2013 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $62,000 at September 30, 2014 and $122,000 at December 31, 2013. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $891,000 and $714,000 at September 30, 2014 and December 31, 2013, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2014 or December 31, 2013, and did not recognize any interest and/or penalties in its consolidated statements of income during the three or nine months ended September 30, 2014 and 2013.

Supplemental Cash Flow Information

Income taxes paid (net of refunds) during the nine months ended September 30, 2014 amounted to approximately $44,000. Income taxes paid during the nine months ended September 30, 2013 amounted to approximately $136,000. Interest paid during the nine months ended September 30, 2014 and 2013 amounted to approximately $31,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	September 30,	December 31,
	2014	2013
	($000’s omitted)
Raw materials and common parts, net of reserve	$7,046	$6,832
Work-in-process	2,540	2,380
Finished goods, net of reserve	3,264	2,717

Total inventories	$12,850	$11,929

4.	Property, Plant and Equipment

	September 30,	December 31,
	2014	2013
	($000’s omitted)
Land	$21	$21
Buildings	7,892	7,851
Machinery, equipment and tooling	13,291	12,781
Construction in progress	1,702	477

	22,906	21,130
Less accumulated depreciation and amortization	(14,749)	(14,270)

Total property, plant and equipment	$8,157	$6,860

Property, plant and equipment includes land and building in Elma, New York, under a $5,000,000 capital lease which can be purchased for a nominal amount at the end of the lease term. As of September 30, 2014 and December 31, 2013, accumulated amortization on the building amounted to approximately $2,779,000 and $2,682,000, respectively. Amortization expense amounted to $32,000 for the three month periods ended September 30, 2014 and 2013, respectively, and amounted to $97,000 for the nine month periods ended September 30, 2014 and 2013, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements.

Depreciation expense amounted to $115,000 and $117,000 for the three month periods ended September 30, 2014 and 2013, respectively and amounted to $383,000 and $355,000 for the nine month periods ended September 30, 2014 and 2013, respectively. The combined depreciation and amortization expense amounted to $150,000 and $152,000 for the three month periods ended September 30, 2014 and 2013, respectively, and amounted to $490,000 and $460,000 for the nine month periods ended September 30, 2014 and 2013, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of September 30, 2014, there is approximately $1,702,000 of construction in progress included in property, plant and equipment related to facility expansion and renovation projects at both the CPG and ATG. At December 31, 2013 there was approximately $477,000 of construction in progress related to these projects. See Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	September 30,	December 31,
	2014	2013
	($000’s omitted)
Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate (0.29% at September 30, 2014)(A)	$2,620	$2,620

Secured term loan payable to a government agency; monthly payments of $1,950 including interest fixed at 3% payable through fourth quarter of 2015	25	42
	2,645	2,662

Less current portion	(2,641)	(2,641)

	$4	$21

(A)The Industrial Development Revenue Bonds were issued by a government agency to finance the construction of the Company’s headquarters/advanced technology facility. Annual sinking fund payments of $170,000 commenced December 1, 2000 and continued through 2013, with a final payment of $2,620,000 due December 1, 2014. The Company has agreed to reimburse the issuer of the letter of credit if there are draws on that letter of credit. The Company pays the letter of credit bank an annual fee of 1% of the amount secured thereby and pays the remarketing agent for the bonds an annual fee of .25% of the principal amount outstanding. The Company’s interest under the facility capital lease has been pledged to secure its obligations to the government agency, the bank and the bondholders. The Company currently is in discussion with a financial institution to refinance the $2,620,000 as well as adding up to $2,000,000 in long term financing for existing capital projects at both the ATG and CPG and $2,000,000 to refinance and extend the current line of credit. The Company expects to finalize financing arrangements in the fourth quarter of 2014.

The Company has an unsecured $2,000,000 line of credit on which there was $1,000,000 outstanding at September 30, 2014 at an interest rate of 3.25% and no balance at December 31, 2013.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio measured semi-annually. At June 30, 2014 and December 31, 2013 the Company was in compliance with these covenants.

6.	Income Taxes

The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2014 and December 31, 2013. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and a separate Pennsylvania and Arkansas state income tax returns.

7.	Shareholders’ Equity

	($000’s omitted except for share data)
	Common stock						Accumulated
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2013	2,614,506	$523	$14,024	$12,302	$(1,065)	$(2,024)	$(26)	$23,734
Net loss	-	-	-	(2,999)	-	-	-	(2,999)
Purchase of treasury shares	-	-	-	-	-	(189)	-	(189)
Stock based compensation	-	-	32	-	-	239	-	271
Balance September 30, 2014	2,614,506	$523	$14,056	$9,303	$(1,065)	$(1,974)	$(26)	$20,817

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2014, the Company has purchased 329,760 shares and there remain 120,240 shares available to purchase under this program. There were 6,477 shares purchased by the Company during the nine month period ended September 30, 2014 for total consideration of approximately $48,000.

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. Included in the nine months ended September 30, 2014 is approximately $271,000 of compensation expense related to the restrictive share awards, $165,000 of compensation expense was recognized in the comparable period ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($000’s omitted except per share data)
Net (loss) income	$(3,301)	$358	$(2,999)	$1,039
Weighted average common shares outstanding (basic)	2,262	2,305	2,265	2,259
Incremental shares from assumed conversions of stock options	-	-	-	1

Weighted average common shares outstanding (diluted)	2,262	2,305	2,265	2,260

Basic
Net (loss) income per share	$(1.46)	$0.16	$(1.32)	$0.46

Diluted
Net (loss) income per share	$(1.46)	$0.16	$(1.32)	$0.46

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Litigation. As previously disclosed by Servotronics, Inc. certain claims have been pending between the Company and a former Executive Officer of the Company in connection with the termination of the former Executive Officer’s employment agreement. Such claims had been pending in an arbitration proceeding before a single arbitrator under the rules of the American Arbitration Association.

On September 30, 2014 an award was issued under the rules of the American Arbitration Association in favor of the former Executive Officer and such award was revised by the arbitrator on October 28, 2014. Pursuant to the material provisions of the arbitration award as revised, the Company is to pay the former Executive Officer the sum of $3,534,534 plus interest at the annual rate of 9% calculated from September 2012 through the date of the final award.  The amount of the arbitration award represented the present value of the former Executive Officer’s calculation of his estimated total compensation for the remainder of the term of the employment agreement (through December 2018). In addition, as the prevailing party, the former Executive Officer is entitled to attorney’s fees and disbursements in connection with the arbitration.  On October 13, 2014 the former Executive Officer submitted a request to be awarded approximately $850,000 for such attorney’s fees and disbursements; however such request has not been approved by the arbitrator as of the date of this filing.

The Company believes that the arbitrator’s ruling was not supported by the facts of this case or the terms of the employment agreement. On October 13, 2014, the Company, without conceding the correctness of any aspect of the arbitration award, requested that the arbitration hearing be reopened to allow evidentiary submissions with respect to the calculation of damages consistent with the arbitration award.  The Company argued that under New York law only non-discretionary compensation guaranteed under an employment contract is recoverable in a claim for breach of the employment contract while the arbitration award included estimated annual salary adjustments, bonus payments and other incentive compensation in future years that were not guaranteed under the terms of the employment agreement. The Company’s request was denied on October 28, 2014.

Any final arbitration award (including determination of attorney’s fees and disbursements) must be confirmed by New York State Supreme Court prior to becoming binding on the Company. New York law does provide for limited grounds on which arbitral awards may be set aside. The Company is reviewing its legal options with respect to vacating the arbitration award.

While the Company continues to challenge certain aspects of the award through legal processes, as of September 30, 2014 the Company has accrued for approximately $5,419,000 which represents $3,535,000 in damages, $645,000 in interest $850,000 in attorney fees as well as $389,000 in post-retirement health related benefits under the employment contract.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases. The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the three and nine month periods ended September 30, 2014 and 2013 and future minimum payments under such leases are not material to the consolidated financial statements. The Company also leases certain real property being accounted for under capital leases. See also Note 4, Property, Plant and Equipment and Note 5, Long-Term Debt of the accompanying consolidated financial statements for information on the leases.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan includes the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and has entered into contracts for site work and equipment purchases in connection with the project. The cost of the project is approximately $4,000,000 over a five year period of which $2,000,000 is expected to be completed by the end of 2014. Costs for the project are being accounted for as construction in progress on the accompanying consolidated balance sheet and will be moved to property, plant and equipment when placed in service.  The Ontario Knife Company was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with the expansion of The Ontario Knife Company’s facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Ontario Knife Company entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives. The Company has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards the payment or reimbursement for work and/or materials, incurred or to be incurred in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, The Ontario Knife Company has agreed to maintain certain employment levels for a period of five years from the date of the agreement. The Company was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal. The grant can be used towards the purchase of equipment in connection with the proposed expansion project. No amounts have been received or recorded by The Ontario Knife Company under the grant awards as of September 30, 2014. Upon receipt, recognition of amounts will be deferred until requirements are fulfilled, at which point amounts will be recognized over the life of the corresponding assets.

9.	Litigation

As previously disclosed by Servotronics, Inc. certain claims have been pending between the Company and a former Executive Officer of the Company in connection with the termination of the former Executive Officer’s employment agreement. On September 30, 2014 an award was issued under the rules of the American Arbitration Association in favor of the former Executive Officer. See Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for additional information regarding the arbitration proceeding and award.

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

As of September 30, 2014, the Company had identifiable assets of approximately $34,021,000 ($30,003,000 - December 31, 2013) of which approximately $22,699,000 ($19,816,000 - December 31, 2013) was for ATG and approximately $11,322,000 ($10,187,000 - December 31, 2013) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Revenues from unaffiliated customers	$18,002	$16,709	$5,014	$6,427	$23,016	$23,136
Cost of goods sold, exclusive of depreciation and amortization	(12,658)	(11,978)	(4,755)	(5,186)	(17,413)	(17,164)
Selling, general and administrative	(3,096)	(2,886)	(1,085)	(1,254)	(4,181)	(4,140)
Interest expense	(31)	(31)	-	-	(31)	(31)
Arbitration award expense	(5,419)	-	-	-	(5,419)	-
Depreciation and amortization	(351)	(328)	(139)	(132)	(490)	(460)
Other income, net	13	1	3	44	16	45
Income (loss) before income tax provision (benefit)	(3,540)	1,487	(962)	(101)	(4,502)	1,386
Income tax (benefit) provision	(1,183)	375	(320)	(28)	(1,503)	347
Net (loss) income	$(2,357)	$1,112	$(642)	$(73)	$(2,999)	$1,039

Capital expenditures	$602	$920	$1,175	$204	$1,777	$1,124

	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Revenues from unaffiliated customers	$6,443	$5,520	$1,588	$2,207	$8,031	$7,727
Cost of goods sold, exclusive of depreciation and amortization	(4,471)	(3,871)	(1,654)	(1,723)	(6,125)	(5,594)
Selling, general and administrative	(914)	(1,088)	(348)	(418)	(1,262)	(1,506)
Interest expense	(12)	(10)	-	-	(12)	(10)
Arbitration award expense	(5,419)	-	-	-	(5,419)	-
Depreciation and amortization	(106)	(109)	(44)	(43)	(150)	(152)
Other income, net	3	1	1	43	4	44
Income (loss) before income tax provision (benefit)	(4,476)	443	(457)	66	(4,933)	509
Income tax provision (benefit)	(1,462)	134	(170)	17	(1,632)	151
Net (loss) income	$(3,014)	$309	$(287)	$49	$(3,301)	$358

Capital expenditures	$149	$107	$751	$28	$900	$135

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

12.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended September 30, 2014 and 2013 approximately 20% and 25%, respectively, and 18% and 22% for the nine months ended September 30, 2014 and 2013, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas may continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. Our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations based on changes in the global economy and other factors.

The Company’s CPG manufactures knives, tools, and equipment for commercial, consumer, government, and military applications. In response to recent and ongoing reductions in military spending, the CPG continues to diversify its revenue streams with a broader government focus and new commercial channels, including the addition of national retailers, international accounts, and a direct-to-consumer business line. New product development is focused on the commercialization of products with applications that span government and civilian requirements to maximize demand or that open up new lines of business entirely.

The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

Results of Operations

The following table compares the Company’s consolidated statements of operations data for the nine and three months ended September 30, 2014 and 2013 ($000’s omitted).

	Nine Months Ended September 30,
					2014 vs. 2013
	2014		2013		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$18,002	78.2%	$16,709	72.2%	$1,293	7.7%
Consumer Products	5,014	21.8%	6,427	27.8%	(1,413)	(22.0%)
	23,016	100.0%	23,136	100.0%	(120)	(0.5%)
Cost of goods sold, exclusive of depreciation and amortization	17,413	75.7%	17,164	74.2%	249	1.5%
Selling, general and administrative	4,181	18.2%	4,140	17.9%	41	1.0%
Depreciation and amortization	490	2.1%	460	2.0%	30	6.5%
Total costs and expenses	22,084	96.0%	21,764	94.1%	320	1.5%
Operating income, net	932	4.0%	1,372	5.9%	(440)	(32.1%)
Interest expense	31	0.1%	31	0.1%	-	0.0%
Arbitration award expense	5,419	23.5%	-	-	5,419	-
Other income, net	(16)	(0.1%)	(45)	(0.2%)	29	(64.4%)
Income tax provision	(1,503)	(6.5%)	347	1.5%	(1,850)	(533.1%)
Net (loss) income	$(2,999)	(13.0%)	$1,039	4.5%	$(4,038)	(388.6%)

	Three Months Ended September 30,
					2014 vs. 2013
	2014		2013		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$6,443	80.2%	$5,520	71.4%	923	16.7%
Consumer Products	1,588	19.8%	2,207	28.6%	(619)	(28.0%)
	8,031	100.0%	7,727	100.0%	304	3.9%
Cost of goods sold, exclusive of depreciation and amortization	6,125	76.3%	5,594	72.4%	531	9.5%
Selling, general and administrative	1,262	15.7%	1,506	19.5%	(244)	(16.2%)
Depreciation and amortization	150	1.9%	152	2.0%	(2)	(1.3%)
Total costs and expenses	7,537	93.9%	7,252	93.9%	285	3.9%
Operating income, net	494	6.1%	475	6.1%	19	4.0%
Interest expense	12	0.1%	10	0.1%	2	20.0%
Arbitration award expense	5,419	67.5%	-	-	5,419	-
Other income, net	(4)	0.0%	(44)	(0.6%)	40	(90.9%)
Income tax provision	(1,632)	(20.3%)	151	2.0%	(1,783)	(1,180.8%)
Net (loss) income	$(3,301)	(41.2%)	$358	4.6%	$(3,659)	(1,022.1%)

Revenue

The Company’s consolidated revenues from continuing operations decreased approximately $120,000 or 0.5% for the nine month period ended September 30, 2014 and increased approximately $304,000 or 3.9% for the three month period ended September 30, 2014 when compared to the same periods in 2013. The decrease in revenue is the result of decreases in commercial and government shipments at the CPG not fully offset by the increase in commercial shipments at the ATG.

Cost of Goods Sold

Cost of goods sold increased approximately $249,000 or 1.5% for the nine month period ended September 30, 2014 and increased approximately $531,000 or 9.5% for the three month period ended September 30, 2014 when compared to the same periods in 2013. The increase in costs is attributable to increased sales volume at the ATG, noting that the ATG costs of goods sold as a percentage of revenue remained relatively constant. Also attributing to the increase in costs were expected operating inefficiencies from decreases in revenue and production at CPG as the operation is being transitioned to its new facility. The Company anticipates that the CPG will receive a certificate of occupancy and be producing in its new facility by the end of 2014. The Company continues to pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $41,000 or 1.0% for the nine month period ended September 30, 2014 and decreased approximately $244,000 or 16.2% for the three month period ended September 30, 2014 when compared to the same periods in 2013. Approximately 40% of SG&A expense relates to labor and labor related expense to support SG&A functions, approximately 11% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses and approximately 15% of SG&A expense is attributable to professional and legal services. Variations in SG&A for the nine month period ended September 30, 2014 can be primarily attributed to a $270,000 increase in legal expenses associated with the previously disclosed arbitration proceedings with a former Executive Officer of the Company as well as an increase in stock based compensation expense of approximately $106,000 relating to the granting of restricted stock awards in the second quarter of 2013. These increases were off-set by a decrease in executive bonus and accrued payments under the Company’s medical reimbursement plan  of $275,000 in the three month period ended September 30, 2014 when compared to the same three month period of 2013. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information on the grants and scheduled vesting of the restricted stock awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $30,000 or 6.5% for the nine month period ended September 30, 2014 and decreased approximately $2,000 or 1.3% for the three month period ended September 30, 2014 when compared to the same periods in 2013. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

Interest Expense

Interest expense remained relatively consistent for the nine and three month periods ended September 30, 2014 compared to the same periods in 2013 due to interest rates which have remained consistent. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Arbitration Award Expense

As discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements, the Company has accrued for approximately $5,419,000 related to an arbitration award issued on September 30, 2014.  No amount was recorded in the same period ended September 30, 2013.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 33.4% and 25.2% for the nine month periods and approximately 33.1% and 29.4% for the three month periods ended September 30, 2014 and 2013, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004.

Net Income

Net income decreased approximately $4,038,000 for the nine month period ended September 30, 2014 and decreased approximately $3,659,000 for the three month period ended September 30, 2014 when compared to the same periods in 2013. This decrease is the result of a September 30, 2014 arbitration award as discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements. Also contributing to the decrease in income were losses from decreases in revenue and production at CPG as the operation is being transitioned to its new facility.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At September 30, 2014, the Company had working capital of approximately $12,784,000 ($17,023,000 – December 31, 2013) of which approximately $3,769,000 ($4,502,000 – December 31, 2013) was comprised of cash and cash equivalents.

The Company generated approximately $250,000 in cash from operations during the nine months ended September 30, 2014. Cash was generated primarily through adjustments for non-cash expenses, timing differences in payments to vendors as well as other accrued items. The primary use of cash for the Company’s operating activities for the nine months ended September 30, 2014 include working capital requirements, mainly timing differences on collections of accounts receivable, increase in inventory, prepayments on insurances and property tax and other current assets. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first nine months of 2014 included approximately $189,000 for the purchase of treasury shares. The Company also expended approximately $1,777,000 for capital expenditures during the nine months ended September 30, 2014.

At September 30, 2014, the Company has material commitments for capital expenditures related to the expansion and renovation project at the CPG, see Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

The Company also has an unsecured $2,000,000 line of credit on which there was $1,000,000 outstanding at September 30, 2014. If needed, this can be used to fund cash flow required for operations or capital investment projects. The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 2014 as supported by the level of cash/cash equivalents on hand, cash flow from operations and bank lines of credit. The Company currently is in discussion with a financial institution to refinance $2,620,000 of current debt as well as adding up to $2,000,000 in long term financing for existing capital projects at both the ATG and CPG and $2,000,000 to refinance and extend the current line of credit. The Company expects to finalize financing arrangements in the fourth quarter of 2014.

The Company has accrued for approximately $5,419,000 related to the arbitration award issued on September 30, 2014. See Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements. Any final arbitration award (including determination of attorney’s fees and disbursements) must be confirmed by New York State Supreme Court prior to becoming binding on the Company. New York law does provide for limited grounds on which arbitration awards may be set aside and the Company is reviewing its legal options with respect to vacating the arbitration award.

The Company has an employment practices liability insurance policy in place with a national insurer and the amount of the arbitration award is within the policy limit. The insurance carrier issued an acknowledgment of receipt of the claim and agreed to provide a defense with a reservation of rights. The Company has provided a copy of the arbitration award to the insurance carrier. The Company has a solid position to enforce coverage and continues to vigorously pursue all of its rights under the insurance policy.

If the arbitration award is ultimately confirmed and if insurance coverage is not available, the award could have a material adverse effect on the Company’s consolidated financial statements or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2014. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On July 17, 2013, the Company and its wholly-owned subsidiary, Aero Metal Products, Inc., received a summons and complaint filed by Aero, Inc. in the Supreme Court of the State of New York, County of Erie. Aero, Inc. is owned by the wife of a former Executive Officer and director of Servotronics. The complaint alleges various causes of action arising out of a Personal Property Lease and Real Property Lease between Aero Metal Products, Inc. and Aero, Inc. The Company believes that the litigation is without merit and intends to defend against it vigorously. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for further information regarding the litigation.

In August 2013, Nicholas D. Trbovich, Jr., a former Executive Officer and director of Servotronics, commenced an arbitration proceeding against the Company in connection with the termination of his employment agreement effective October 20, 2012. On September 30, 2014, an award was issued by the arbitration in favor of the former Executive Officer and such award was revised by the arbitrator on October 28, 2014. See Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for additional information regarding the arbitration award.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities

2014 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	19,195 (2)	$8.13	1,850	124,867
April - June	4,627	$7.05	4,627	120,240
July – September	-	-	-	120,240
Total	23,822	$7.92	6,477	120,240

(1)       The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. There were 6,477 shares purchased by the Company during the nine month period ended September 30, 2014. As of September 30, 2014, the Company has purchased 329,760 shares and there remain 120,240 shares available to purchase under this program.

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

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.**

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability, the timing and amount of payment obligation relating to the arbitration award and the Company’s ability to pay these obligations. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014

SERVOTRONICS, INC.

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

- 24 -