Form 10-K
period 2014-12-31
SERVOTRONICS INC /DE/
filed 2015-03-20
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐                      No ☒

Based on the closing price of the Common Stock on June 30, 2014 ($6.96) (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,863,889.

As of February 28, 2015 the number of $.20 par value common shares outstanding was 2,438,209.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company’s shares currently trade on the New York Stock Exchange (NYSE) MKT under the symbol SVT.

Products

Advanced Technology Products

The Company designs, manufactures and markets a variety of servo-control components which convert an electrical current into a mechanical force or movement and other related products. The principal servo-control components produced include torque motors, electromagnetic actuators, hydraulic valves, pneumatic valves and similar devices, all of which perform the same general function. These are sold principally to the commercial aerospace, aircraft and government related industries, as well as medical and industrial markets.

To fill most of its orders for components, the Company must either modify a standard model or design a new product in order to satisfy the customer’s particular requirements. The Company also produces unique products based on specifications provided by its customers. The Company produces under long-term contracts and other types of orders.

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

Consumer Products

The Company designs, manufactures and sells a variety of edged products and tools for domestic and international distribution. These products include a wide range of cutlery items such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, as well as fixed and folding knives for hunting, fishing and camping. The Company also sells knives and tools to the U.S. Government, related agencies, and allied foreign governments. These products include machetes, bayonets, axes, strap cutters, and other tools that are designed primarily for military and rescue/first-responder use, but are viable in commercial markets as well. The Company also produces and markets other edged products such as various specialty tools, putty knives, linoleum sheet cutters, field knives and SciMed items including scalpels and micro-spatulas. The Company manufactures its products from stainless or high carbon steel in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial related products are intended for the moderate to premium priced markets. The Company also provides plastic fabrication, metal fabrication and other engineering, design, and OEM/white-label manufacturing services to regional customers. This includes the production of a wide range of machined, engineered, and/or molded consumer and industrial products and components.

Sales, Marketing and Distribution

Advanced Technology Products

The Company’s Advanced Technology Group (ATG) products are marketed throughout the United States and in select foreign markets. Products are primarily non-seasonal in nature. These products are sold to the United States Government, government prime contractors, government subcontractors, commercial manufacturers and end-users. Sales are made primarily by the Company’s professional staff.

During the Company’s 2014 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 15% of the Company’s consolidated revenues as compared to 17% in 2013. The Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 31% in 2014 and 29% in 2013 of the Company’s consolidated revenues. The Company also had sales to another ATG customer that amounted to approximately 16% and 11% of total consolidated revenues in 2014 and 2013, respectively. No other single customer represented more than 10% of the Company’s consolidated revenues in either of these years.

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

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are to national and international distributors as well as directly to big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting retailers. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for approximately 2% of the Company’s consolidated revenues in 2014 as compared to 4% in 2013. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2014 or 2013. The Company sells its products and manufacturing services through its own sales resources and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 11, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2014 and 2013 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

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

The Company encounters active competition with respect to its consumer products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Company believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Company’s knowledge, its principal competitors with regard to cutlery include World Kitchen, Inc., Benchmade Knife Company, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Lifetime Hoan Corp., Cutco Corporation and Gerber. The Company also competes with other regional manufacturing companies for its molded plastic and metal and plastic fabrication services. To the Company’s knowledge, its principal competitors with regard to manufacturing services include PM Plastics, Monarch Plastics and Ontario Plastics.

The Company markets most of its products throughout the United States and to a lesser extent in select foreign markets. The Company believes that it competes in marketing its servo-control products primarily on the basis of operating performance, adherence to rigid specifications, quality, price and delivery and its consumer products primarily on the basis of price, quality and delivery.

Employees

The Company, at December 31, 2014, had 271 employees of which 253 are full time and are located in Western New York. Approximately 75% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities.

Item 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.	Unresolved Staff Comments

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Properties

The Company owns real property as set forth in the following table with no related encumbrances:

Location	Description	Principal product manufactured	Number of buildings and type of construction	Approx. floor area (sq. feet)

Elma, New York	Corporate Headquarters and Manufacturing Facility	Advanced technology products	1-concrete block/ steel	83,000

Franklinville, New York	Office and Manufacturing Facility	Cutlery products	1-tile/wood 1-concrete/metal 1-concrete block	154,000

See the accompanying consolidated financial statements, including Note 8, Commitments and Contingencies, for further information with respect to the Company’s lease commitments and a current expansion project at the Consumer Products Group in Franklinville, New York. The Company believes that the properties are suitable and adequate for the current production capacity. The properties are appropriately covered by insurance consistent with the advice of the Company’s insurance consultant.

Item 3.	Legal Proceedings

On July 17, 2013, the Company and its wholly-owned subsidiary, Aero Metal Products, Inc., received a summons and complaint filed by Aero, Inc. in the Supreme Court of the State of New York, County of Erie. Aero, Inc. is owned by the wife of a former Executive Officer and director of Servotronics, Inc. The complaint alleges various causes of action arising out of a Personal Property Lease and Real Property Lease between Aero Metal Products, Inc. and Aero, Inc. The Company believes that the litigation is without merit and intends to defend against it vigorously. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for further information regarding the litigation.

In August 2013, Nicholas D. Trbovich, Jr., a former Executive Officer and director of Servotronics, Inc. commenced an arbitration proceeding against the Company in connection with the termination of his employment agreement effective October 20, 2012. On September 30, 2014, an award was issued by the arbitrator in favor of the former Executive Officer and such award was revised by the arbitrator on October 28, 2014. The arbiter issued a final award on February 23, 2015 and the Company paid the award on March 6, 2015. See Note 8, Commitments and Contingencies, and Note 12, Subsequent Events, of the accompanying consolidated financial statements for additional information regarding the arbitration award.

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

The following table shows the range of high and low closing prices for the Company’s common stock as reported by the NYSE MKT (symbol SVT) for 2014 and 2013.

		High	Low
2014
	Fourth Quarter	$7.99	$6.00
	Third Quarter	8.13	6.54
	Second Quarter	7.92	6.75
	First Quarter	8.74	7.47
2013
	Fourth Quarter	$8.90	$8.05
	Third Quarter	9.08	7.41
	Second Quarter	8.23	7.20
	First Quarter	9.10	7.22

(b)	Approximate Number of Holders of Common Stock

Title	Approximate number of
of	record holders (as of
class	February 28, 2015)
Common Stock, $.20 par value per share	316

(c)	Dividends on Common Stock

No cash dividends were paid in 2014. On May 28, 2013 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 15, 2013 to shareholders of record on June 24, 2013 and was approximately $406,000 in the aggregate. These dividends do not indicate that the Company will pay dividends on a regular or scheduled basis.

(d)	Company Purchases of Company’s Equity Securities

2014 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	19,195	(2)	$8.13	1,850	124,867
April - June	4,627		$7.05	4,627	120,240
July – September	-		-	-	120,240
October	-		-	-	120,240
November	-		-	-	120,240
December	2,210		$6.28	2,210	118,030
Total	26,032		$7.78	8,687	118,030

(1)
The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. In 2014, the Company purchased 8,687 common shares at a weighted average price of $7.78 paid per share. As of December 31, 2014, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program.

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

Business Overview

         The aviation and aerospace industries as well as markets for the Company’s consumer products continually face evolving challenges on a global basis. The operations of the Company can be affected by the trends of the economy, including interest rates, income tax laws, government regulation, legislation, and other factors. In addition, uncertainties in today’s global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries and emerging markets, currency policies in relation to the U.S. dollar of some major foreign exporting countries, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of the Company’s advanced technology and cutlery products make it difficult to predict the impact on future financial results.

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

Government procurements are subject to Congressional appropriations and priorities that may change from year to year. Such changes could result in, but are not limited to, the expansion and/or contraction of Government procurement requirements, a reduction in funding, the continuation or termination of existing programs, the introduction of new programs requiring the funds that were originally directed to current programs, a stretch-out in Government delivery requirements or such other U.S. Government determinations that could result in increases or reductions of Government purchase orders for the ATG and/or the CPG products.

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

If any adverse economic events reduce the number of Airliners and/or Aircraft being produced by the Company’s relevant prime contractors, the negative effects of that reduction will in turn flow down through the supply chain. Also, certain major manufacturers have successfully imposed extended payment terms to their suppliers. At times, these extended payment terms are not available to the Company when purchasing raw material such as aluminum, magnetic material, steel, etc. and/or other product support items and services. If the Company’s customers delay their payments until after the extended due date or fail to pay, it could adversely impact the Company’s operating results.

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

The Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan includes the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and has entered into contracts for site work and equipment purchases in connection with the project. The cost of the project is approximately $4,000,000 over a five year period of which $2,667,000 was completed at December 31, 2014. Costs for the project are being accounted for as construction in progress on the accompanying consolidated balance sheet and will be moved to property, plant and equipment when placed in service. The Ontario Knife Company was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with the expansion of The Ontario Knife Company’s facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Ontario Knife Company entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives. The Company has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards the payment or reimbursement for work and/or materials, incurred or to be incurred in connection with the proposed expansion project. As part of the terms of the grant contract with Cattaraugus County, The Ontario Knife Company has agreed to maintain certain employment levels for a period of five years from the date of the agreement. As of December 31, 2014, the Company has received $128,345 under the grant and recorded the amount as a reduction to the asset. The Company was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal. The grant can be used towards the purchase of equipment in connection with the proposed expansion project of which no amount has been received or recorded by The Ontario Knife Company under this grant as of December 31, 2014.

Management Discussion

During the years ended December 31, 2014 and 2013, approximately 17% and 21%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased approximately $1,130,000 and $717,000 from the prior year during 2014 and 2013, respectively, due to decreased government shipments at the ATG and CPG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

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

The Company’s CPG manufactures knives, tools and equipment for commercial, consumer, government, and military applications. In response to recent and ongoing reductions in military spending, the CPG continues to diversify its revenue streams with a broader government focus and new commercial channels, including the addition of national retailers, international accounts, and a direct-to-consumer business line. New product development is focused on the commercialization of products with applications that span government and civilian requirements to maximize demand or that open up new lines of business entirely.

The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

See also Note 11, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of operations data for the year ended December 31, 2014 and 2013 ($000’s omitted).

	Twelve Months Ended December 31,
					2014 vs. 2013
	2014		2013		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$25,021	79.1%	$22,204	73.3%	$2,817	12.7%
Consumer Products	6,625	20.9%	8,106	26.7%	(1,481)	(18.3%)
	31,646	100.0%	30,310	100.0%	1,336	4.4%
Cost of goods sold, exclusive of
depreciation and amortization	24,525	77.5%	22,799	75.2%	1,726	7.6%
Selling, general and administrative	5,580	17.6%	5,638	18.6%	(58)	(1.0%)
Depreciation and amortization	652	2.1%	640	2.1%	12	1.9%
Arbitration award expense	5,597	17.7%	-	-	5,597	-
Total costs and expenses	36,354	114.8%	29,077	95.9%	7,277	25.0%
Operating (loss) income, net	(4,708)	(14.8%)	1,233	4.1%	(5,941)	(481.8%)
Interest expense	47	0.1%	41	0.1%	6	14.6%
Other income, net	(16)	(0.1%)	(42)	(0.1%)	26	(61.9%)
Income tax provision	(1,613)	(5.1%)	259	0.9%	(1,872)	(722.8%)
Net (loss) income	$(3,126)	(9.8%)	$975	3.2%	$(4,101)	(420.6%)

Revenue

The Company’s consolidated revenues increased approximately $1,336,000 or 4.4% for the twelve month period ended December 31, 2014 when compared to the same period in 2013. The increase in revenue is the result of an approximate $3,316,000 increase in commercial shipments at the ATG offset by decreases in commercial shipments at the CPG of approximately $852,000. Revenues from shipments to the Government and its prime vendors at the ATG and CPG decreased approximately $500,000 and $630,000, respectively, for the twelve month period ended December 31, 2014 when compared to the same period in 2013 due to budget cuts for military spending and vagaries inherent in the Government procurement process and programs.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues increased from 75.2% to 77.5% for the twelve month period ended December 31, 2014 when compared to the same period in 2013. Many factors effect cost of goods sold as a percentage of sales including production volume efficiencies, product mix, additional engineering and engineering support associated with customer design changes.

Specific to 2014, the CPG margins and costs were impacted negatively by expected operating inefficiencies due to decreases in revenue and production at CPG as the operation is being transitioned to its new facility. The CPG expects a permanent certificate of occupancy in the first quarter of 2015. As a result of the facility expansion and reconfiguration of the production process the CPG expensed approximately $524,000 of inventory that is considered slow moving or obsolete in 2014 compared to a reversal of $79,000 in 2013.

The ATG margins improved from volume efficiencies offset by additional labor and freight costs of approximately $150,000 to meet customer delivery requirements after a six day business interruption caused by a weather related event.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased approximately $58,000 or 1.0% for the twelve month period ended December 31, 2014 compared to the same period in 2013. Approximately 62% of SG&A expense relates to labor and labor related expenses to support SG&A functions. Such expenses decreased approximately $62,000 primarily due to a decrease in executive benefits. Approximately 14% of SG&A expense is attributable to professional and legal services that increased approximately $110,000 primarily due to legal expenses associated with the previously disclosed arbitration proceedings with a former Executive Officer and Director of the Company. Approximately 11% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses decreased approximately $98,000 primarily due to efficiencies achieved through restructuring of distribution channels and programs at the CPG.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $12,000 or 1.9% for the twelve month period ended December 31, 2014 compared to the same period in 2013. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

Interest Expense

Interest expense remained relatively consistent for the twelve month period ended December 31, 2014 compared to the same period in 2013 due to interest rates and outstanding debt that remained consistent through December 1, 2014. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Arbitration Award Expense

As discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements, the Company has accrued for approximately $5,597,000 related to an arbitration award originally issued on September 30, 2014 and finalized on February 23, 2015. No amount was recorded in 2013.

Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate for operations was 34.0% in 2014 and 21.0% in 2013. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the research and development credit. The effective tax rate was lower in 2013 due to a tax benefit taken to reflect the re-enactment of the research and development tax credit for 2012. See also Note 6, Income Tax Provision, of the accompanying consolidated financial statements for information concerning income taxes.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating loss and credit carryforwards and temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Net Income

Income from operations decreased approximately $4,101,000 when comparing the twelve month period ended December 31, 2014 to the same period in 2013. This decrease is primarily the result of the adverse arbitration award as discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements. Also contributing to the decrease in income were losses from decreases in revenue and production at the CPG and increases in related inventory reserves, as the operation is being transitioned to its new facility.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2014, the Company had working capital of approximately $15,752,000 ($17,023,000 – 2013) of which approximately $4,166,000 ($4,502,000 – 2013) was comprised of cash and cash equivalents.

The Company generated approximately $1,062,000 in cash from operations during the twelve months ended December 31, 2014 as compared to $1,586,000 during the twelve months ended December 31, 2013. Cash was generated primarily through net income (loss) adjusted for non-cash expenses of approximately $3,965,000, inclusive of a $5,597,000 charge related to the previously discussed arbitration award, as well as the application of prepaid income taxes, timing differences on payments to vendors and an increase in accrued employee compensation and benefit costs.

The primary use of cash for the Company’s operating activities for the twelve months ended December 31, 2014 include working capital requirements, mainly an increase in inventory, timing differences on collections of accounts receivable of approximately $1,032,000 and other current assets. ATG and CPG customers are increasingly requesting and/or requiring stock inventory in order to facilitate assurance of meeting their often volatile delivery schedule needs. As these requirements increase, they directly impact comparative cash flows when implemented and increase inventory levels when it is a continuing requirement. Additionally, at times, the Company takes advantage of price discounts on volume purchases for common parts. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company generated cash in its financing and investing activities in the twelve months ended December 31, 2014 by refinancing and acquiring approximately $2,000,000 of additional long-term debt, while using approximately $202,000 for the purchase of treasury shares. The Company also expended approximately $3,154,000 for capital expenditures that include payments for the current expansion at CPG.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit is available until June 24, 2015, unless subsequently renewed, and replaced the Company’s previous $2,000,000 line of credit.  As of December 31, 2014 there were no draws on the line.  The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014.

In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) entered into a separate Loan Agreement with the Bank. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan will be used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

Borrowings under these Credit Facilities will bear interest, at the Company’s option, at the Bank’s Prime Rate or LIBOR plus 1.4%.  Principal installments are payable on the Term Loan and the OKC Term Loan through December 1, 2021 with a balloon payment at maturity of the Term Loan.  The Term Loan and Line of Credit are secured by all of the Company’s equipment, receivables and inventory. The OKC Term Loan is secured by substantially all of OKC’s equipment and is fully and unconditionally guaranteed by the Company.

The Company believes its cash generating capability and financial condition, together with available credit facilities will be adequate to meet our operating, investing and financing needs. At December 31, 2014, the Company has accrued for approximately $5,597,000 related to the adverse arbitration award. Subsequent to year end, the arbitration award was finalized and paid by the Company. In addition, the Company entered into an agreement with its insurance carrier related to the Company’s claim for insurance for damages the Company suffered in connection with the arbitration. See Note 8, Commitments and Contingencies, and Note 12, Subsequent Events, of the accompanying consolidated financial statements for more information

Off Balance Sheet Arrangements

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to federal and multiple state income taxes. Significant judgments and estimates are required in determining the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance claims and other legal proceedings.  We recognize liabilities when the loss is probable and can be reasonably estimated.  Assets related to commitments and contingencies are recorded when gains are realized.

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

(i)      Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2014. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)      Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

(iii)     Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year or such information will be included by amendment to this Form 10-K.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2014:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of outstanding	exercise price of	future issuance under
	options, warrants	outstanding options,	equity compensation
Plan category	and rights	warrants and rights	plans

Equity compensation plans approved by security holders	1,000	$4.70	135,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,000	$4.70	135,000

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on March 21, 2013)

10.4*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*	Amendment to employment agreement for Kenneth D. Trbovich (Filed herewith)

10.7
Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10(E) to the Company’s Form 10-KSB for the year ended December 31, 1986)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s proxy statement for the 2001 Annual Meeting of Stockholders)

10.11*	Amendment to the 2001 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10(D)(13)(b) to the Company’s 10-KSB for the year ended December 31, 2007)

10.12*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

10.13
Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014).

10.14
Loan Agreement dated as of December 1, 2014 between The Ontario Knife Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 4, 2014).

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101
The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

SERVOTRONICS, INC.

March 20, 2015	By	/s/ Dr. Nicholas D. Trbovich,
Dr. Nicholas D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicholas D. Trbovich	Chief Executive Officer,	March 20, 2015
Dr. Nicholas D. Trbovich	Chairman of the
Board and Director

/s/ Kenneth D. Trbovich	President and Director	March 20, 2015
Kenneth D. Trbovich

/s/ Cari L. Jaroslawsky	Chief Financial Officer and	March 20, 2015
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges, Esq.	Director	March 20, 2015
Donald W. Hedges, Esq.

/s/ Edward C. Cosgrove, Esq.	Director	March 20, 2015
Edward C. Cosgrove, Esq.

/s/ Rigel D. Pirrone	Director	March 20, 2015
Rigel D. Pirrone

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2014 and 2013	F3

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F6

Notes to Consolidated Financial Statements	F7-F20

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Servotronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 8, 9, and 12, certain claims have been made against the Company by a former Executive Officer in connection with the termination of the Executive Officer’s employment agreement, which had been pending in an arbitration proceeding. During the year ended December 31, 2014, the Company recorded an estimated loss of $5,597,000 related to this matter, which was concluded subsequent to December 31, 2014. Also discussed in Note 12, the Company recovered $4,500,000 from an insurance carrier related to this claim subsequent to December 31, 2014, which will be recorded in the first quarter of 2015.

/s/ Freed Maxick CPAs, P.C.
Buffalo, New York
March 20, 2015

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except per share and per share data)

	December 31,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$4,166	$4,502
Accounts receivable, net	6,022	4,990
Inventories, net	12,040	11,929
Prepaid income taxes	-	310
Deferred income taxes	2,812	747
Other assets	450	311

Total current assets	25,490	22,789

Property, plant and equipment, net	9,375	6,860

Other non-current assets	380	354

Total Assets	$35,245	$30,003

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$2,641
Accounts payable	1,345	1,216
Accrued employee compensation and benefit costs	1,773	1,612
Accrued arbitration award and related liability	5,597	-
Accrued income taxes	31	-
Other accrued liabilities	444	297

Total current liabilities	9,738	5,766

Long-term debt	4,072	21

Deferred income taxes	555	482

Commitments and contingencies (See Note 8)	-	-

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,278,791 (2,285,883 – 2013) shares	523	523
Capital in excess of par value	14,068	14,024
Retained earnings	9,176	12,302
Accumulated other comprehensive loss	(14)	(26)
Employee stock ownership trust commitment	(964)	(1,065)
Treasury stock, at cost 158,862 (132,830 – 2013) shares	(1,909)	(2,024)

Total shareholders’ equity	20,880	23,734

Total Liabilities and Shareholders’ Equity	$35,245	$30,003

See notes to consolidated financial statements

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000’s omitted except per share data)

	Years Ended
	December 31,
	2014	2013
Revenue	$31,646	$30,310

Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	24,525	22,799
Selling, general and administrative	5,580	5,638
Interest expense	47	41
Arbitration award expense	5,597	-
Depreciation and amortization	652	640
Other income, net	(16)	(42)

Total expenses	36,385	29,076

(Loss) income before income tax provision	(4,739)	1,234

Income tax provision	(1,613)	259

Net (loss) income	$(3,126)	$975

(Loss) income per share:

Basic

Net (loss) income per share	$(1.38)	$0.43

Diluted

Net (loss) income per share	$(1.38)	$0.43

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000’s omitted)

	Years Ended
	December 31,
	2014	2013
Net (loss) income	$(3,126)	$975

Other comprehensive income:
Retirement benefits adjustment, net of income taxes	12	59

Total comprehensive (loss) income	$(3,114)	$1,034

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)

	Years Ended
	December 31,
	2014	2013
Cash flows related to operating activities:
Net (loss) income	$(3,126)	$975
Adjustments to reconcile net (loss) income to net cash generated in operating activities:
Depreciation and amortization	652	640
Deferred income taxes (benefit)	(1,993)	41
Stock based compensation	361	255
Increase (decrease) in inventory reserve	540	(64)
Decrease in allowance for doubtful accounts	(56)	(8)
Gain on disposal of property and equipment	-	(22)
Change in assets and liabilities:
Accounts receivable	(976)	(124)
Inventories	(651)	(652)
Prepaid income taxes	310	98
Other assets	(139)	(5)
Other non-current assets	(38)	-
Accounts payable	129	165
Accrued employee compensation and benefit costs	173	279
Accrued arbitration award and related liability	5,597	-
Other accrued liabilities	147	(92)
Accrued income taxes	31	-
Employee stock ownership trust payment	101	100
Net cash generated in operating activities	1,062	1,586
Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(3,154)	(1,563)
Proceeds from sale of assets	-	43
Net cash used in investing activities	(3,154)	(1,520)
Cash flows related to financing activities:
Principal payments on long-term debt	(2,662)	(194)
Acquisition of long term debt	4,620	-
Proceeds from exercise of stock options	-	70
Purchase of treasury shares	(202)	(607)
Cash dividend	-	(406)
Net cash generated (used) in financing activities	1,756	(1,137)
Net decrease in cash and cash equivalents	(336)	(1,071)
Cash and cash equivalents at beginning of period	4,502	5,573
Cash and cash equivalents at end of period	$4,166	$4,502

See notes to consolidated financial statements

- F6 -

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $66,000 at December 31, 2014 and $122,000 at December 31, 2013, respectively. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,254,000 and $714,000 at December 31, 2014 and December 31, 2013, respectively. Pre-production and start-up costs are expensed as incurred.

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

- F7 -

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2014 or December 31, 2013, and did not recognize any interest and/or penalties in its consolidated statements of operations during the years ended December 31, 2014 and 2013.

Supplemental Cash Flow Information

Income taxes paid (net of refunds) during the twelve month periods ended December 31, 2014 and 2013 amounted to $44,000 and $314,000, respectively. Interest paid during the twelve month periods ended December 31, 2014 and 2013 amounted to $33,000 and $41,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2014 and December 31, 2013.

- F8 -

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

During the Company’s 2014 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 15% of the Company’s consolidated revenues as compared to 17% in 2013. The Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 31% in 2014 and 29% in 2013 of the Company’s consolidated revenues. The Company also had sales to another ATG customer that amounted to approximately 16% and 11% of total consolidated revenues in 2014 and 2013, respectively. No other single customer of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 11, Business Segments, for disclosures related to business segments of the Company.

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

- F9 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Inventories

	December 31,	December 31,
	2014	2013
	($000’s omitted)
Raw materials and common parts, net of reserve	$6,680	$6,832
Work-in-process, net of reserve	2,280	2,380
Finished goods, net of reserve	3,080	2,717
Total inventories	$12,040	$11,929

3.	Property, Plant and Equipment

	December 31,	December 31,
	2014	2013
	($000’s omitted)

Land	$21	$21
Buildings	7,916	7,851
Machinery, equipment and tooling	13,530	12,781
Construction in progress	2,817	477
	24,284	21,130
Less accumulated depreciation and amortization	(14,909)	(14,270)
Total property, plant and equipment	$9,375	$6,860

Property, plant and equipment includes land and building in Elma, New York, that was previously under a $5,000,000 capital lease and was purchased on December 1, 2014 for a nominal amount. As of December 31, 2014 and 2013, accumulated amortization on the building amounted to approximately $2,811,000 and $2,682,000, respectively. Amortization expense amounted to $130,000 for the twelve month periods ended December 31, 2014 and 2013, respectively. The associated current and long-term liabilities are discussed in Note 4, Long-Term Debt.

Depreciation expense amounted to $509,000 and $498,000 for the twelve month periods ended December 31, 2014 and 2013, respectively. The combined depreciation and amortization expense amounted to $652,000 and $640,000 the twelve month periods ended December 31, 2014 and 2013, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of December 31, 2014, there is approximately $2,529,000 of construction in progress included in property, plant and equipment related to a facility expansion and renovation project at the Consumer Products Group and $288,000 related to capital projects at the Advanced Technology Group. At December 31, 2013 there was approximately $477,000 of construction in progress related to these projects. See Note 8, Commitments and Contingencies.

- F10 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt

	December 31,	December 31,
	2014	2013
	($000’s omitted)
Term loan payable to a financial institution;
interest rate option of bank prime or Libor plus 1.4% (3.25% at December 31, 2014); monthly principal payments of $21,833 through 2020 with a final payment of $786,000 due December 1, 2021	$2,620	$-

Term loan payable to a financial institution;
interest rate option of bank prime or Libor plus 1.4% (3.25% at December 31, 2014); monthly principal payments of $23,810 through December 2021	2,000	-

Industrial Development Revenue Bonds; secured by an equivalent letter of credit from a bank with interest payable monthly at a floating rate, paid in full during fourth quarter of 2014	-	2,620

Secured term loan payable to a government agency;
monthly payments of $1,950 including interest fixed at 3%, paid in full during fourth quarter of 2014	-	42

	4,620	2,662

Less current portion	(548)	(2,641)

	$4,072	$21

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Principal maturities of long-term debt are as follows:  2015 - $548,000, 2016 - $548,000, 2017 - $548,000, 2018 - $548,000, 2019 - $548,000 and thereafter - $1,880,000.

The Company also has an unsecured $2,000,000 line of credit on which there was no balance outstanding at December 31, 2014 or 2013.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2014 and 2013, the Company was in compliance with its debt covenants.

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

- F11 -

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

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE MKT, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2014.

Since inception of the ESOP, 429,966 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2014 and 2013, 176,853 and 195,793 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to $101,000 in 2014 and $100,000 in 2013, respectively. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain post retirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2014 and 2013 is $422,124 and $368,824, respectively, excluding the estimated liability related to post retirement benefits for the former Executive Officer discussed in Note 8, Commitments and Contingencies. Additional expense of approximately $71,000 per year is expected subsequent to December 31, 2014. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2014 and 2013 is approximately $14,000 and $26,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

- F12 -

 SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Tax Provision

The income tax provision from operations included in the consolidated statements of operations consists of the following:

	2014	2013
	($000’s omitted)
Current:
Federal	$379	$215
State	6	5
	385	220
Deferred:
Federal	(2,039)	30
State	41	9
	(1,998)	39
	$(1,613)	$259

The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision from operations and the federal statutory income tax rate is as follows:

	2014	2013
Federal statutory rate	34.0%	34.0%
Business credits	1.4%	(9.0%)
ESOP dividend	-	(2.9%)
Domestic production activities deduction	(0.6%)	(2.2%)
Other	(0.2%)	0.3%
State income taxes (less federal effect)	(0.6%)	0.8%
Effective tax rate	34.0%	21.0%

At December 31, 2014 and 2013, the deferred tax assets (liabilities) were comprised of the following:

	2014	2013
	($000’s omitted)
Inventories	$493	$333
Accrued employee compensation and benefit costs	508	458
Accrued arbitration award and related liability	1,903	-
Operating loss and credit carryforwards	287	297
Other	45	64
Minimum pension liability	7	14
Total deferred tax assets	3,243	1,166
Valuation allowance	(295)	(279)
Net deferred tax asset	2,948	887
Property, plant and equipment	(691)	(622)
Total deferred tax liabilities	(691)	(622)
Net deferred tax asset	$2,257	$265

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2014, except for a valuation allowance of $295,000 ($279,000 – 2013) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2014, the Company has net operating loss carryforwards with full valuation allowances from Pennsylvania of approximately $2,240,000 ($2,240,000 – 2013) and Arkansas of approximately $2,530,000 ($2,515,000 – 2013), which begin to expire in 2019 and 2015, respectively. The Company also has a New York state tax credit carryforward at December 31, 2014 of approximately $63,000 ($80,000 – 2013), which begins to expire in 2025.

At December 31, 2013, the Company had a net operating loss carryforward with full valuation allowance from New York State of approximately $453,000, which no longer exists due to New York State tax law changes enacted during 2014.

There are no uncertain tax positions or unrecognized tax benefits for 2014 and 2013. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2011 through 2013 Federal and state tax returns remain subject to examination.

7.	Shareholders’ Equity

	Common Stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	Shareholders’
	issued	Amount	par value	earnings	ESOT	Stock	Loss	Equity
	($000’s omitted except for share data)
Balance December 31, 2012	2,614,506	$523	$13,987	$11,771	$(1,165)	$(1,765)	$(85)	$23,266
Net income	-	-	-	975	-	-	-	975
Retirement benefits adjustment	-	-	-	-	-	-	59	59
Compensation expense	-	-	-	-	100	-	-	100
Purchase of treasury shares	-	-	-	-	-	(607)	-	(607)
Stock based compensation	-	-	16	-	-	239	-	255
Cash dividend	-	-	-	(406)	-	-	-	(406)
Exercise of stock options, net of income tax benefit	-	-	21	(38)	-	109	-	92
Balance December 31, 2013	2,614,506	$523	$14,024	$12,302	$(1,065)	$(2,024)	$(26)	$23,734
Net loss	-	-	-	(3,126)	-	-	-	(3,126)
Retirement benefits adjustment	-	-	-	-	-	-	12	12
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(202)	-	(202)
Stock based compensation	-	-	44	-	-	317	-	361
Balance December 31, 2014	2,614,506	$523	$14,068	$9,176	$(964)	$(1,909)	$(14)	$20,880

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. During the year ended, December 31, 2014, 8,687 (71,458 – 2013) shares were repurchased for $62,000 ($607,000 – 2013) and added to treasury stock. As of December 31, 2014, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program.

-F14-

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. During the year ended December 31, 2014, there was $361,000 of compensation expense related to the restricted share awards, $255,000 of compensation expense was recognized in the comparable period ended December 31, 2013.

On January 1, 2014, 41,250 shares of restricted stock vested of which 17,345 shares were withheld, repurchased and added to treasury by the Company for approximately $140,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Other Comprehensive Loss

The only component of accumulated other comprehensive loss included in equity at December 31, 2014 is approximately $22,000 ($40,000 – 2013) of unrecognized actuarial losses and net transition obligations for post retirement, health and life insurance benefits (see Note 5, Employee Benefit Plans). These amounts are shown net of income tax benefit of $7,400 at December 31, 2014 ($14,000 – 2013).  The current year impact of accumulated other comprehensive loss for the year ended December 31, 2014 is approximately $12,000 ($59,000 - 2013), net of income taxes of approximately $14,000 ($26,000 - 2013).

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

	Year Ended
	December 31,
	2014	2013
	($000’s omitted except per share data)
Net (loss) income	$(3,126)	$975

Weighted average common shares outstanding (basic)	2,267	2,266
Incremental shares from assumed conversions of stock options	-	1
Weighted average common shares outstanding (diluted)	2,267	2,267
Basic
Net (loss) income per share	$(1.38)	$0.43
Diluted
Net (loss) income per share	$(1.38)	$0.43

-F15-

Share Based Payments

Under the Servotronics, Inc. 2001 Long-Term Stock Incentive Plan authorized by the Board of Directors and the Shareholders, the Company has granted options to certain Directors, Officers and employees. No options were granted under this plan since 2005. Options granted under this plan have durations of ten years and all outstanding options are currently exercisable.

A summary of the status of options granted under all employee plans is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price ($)	Life	($)
Outstanding and exercisable as of December 31, 2012	21,000	4.70	3.00	65,100
Granted in 2013	-	-
Expired in 2013	5,000	4.70
Exercised in 2013	15,000	4.70

Outstanding and exercisable as of December 31, 2013	1,000	4.70	2.00	3,400

Outstanding and exercisable as of December 31, 2014	1,000	4.70	1.00	1,790

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the closing stock price of $6.49 at December 31, 2014.

The Company’s 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company. The restricted share awards vest over four year periods between January 2014 and January 2017; however, the restricted shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. During the year ended December 31, 2014, there was $361,000 of compensation expense related to the restricted share awards, $255,000 of compensation expense was recognized in the comparable period ended December 31, 2013. As of December 31, 2014, there is approximately $720,000 of unrecognized compensation related to the unvested restricted shares which is expected to be recognized over the next 2.3 years.

-F16-

A summary of the status of restricted share awards granted under all employee plans is presented below:

		Weighted Average
	Shares	Grant Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2013	165,000	$8.10
Granted in 2014	-
Forfeited in 2014	-
Vested in 2014	41,250
Unvested at December 31, 2014	123,750	$8.10

Shareholders’ Rights Plan

During 2012, the Company’s Board of Directors adopted a shareholders’ rights plan (the “Rights Plan”) and simultaneously declared a dividend distribution of one right for each outstanding share of the Company’s common stock outstanding at October 15, 2012. The Rights Plan replaced a previous shareholders rights plan that was adopted in 2002 and expired on August 28, 2012. The rights do not become exercisable until the earlier of (i) the date of the Company’s public announcement that a person or affiliated group other than Dr. Nicholas D. Trbovich, Kenneth D. Trbovich or the ESOP trust (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company’s common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

Litigation. As previously disclosed by Servotronics, Inc. certain claims had been pending between the Company and a former Executive Officer of the Company in connection with the termination of the former Executive Officer’s employment agreement. Such claims had been pending in an arbitration proceeding before a single arbitrator under the rules of the American Arbitration Association.

As of December 31, 2014, the Company has accrued for approximately $5,597,000 which represents $3,535,000 in damages, $726,000 in interest, and $891,000 in attorney fees based on a preliminary ruling made by the arbitrator on September 30, 2014, as well as $445,000 in estimated post-retirement health related benefits under the employment contract. See Note 12, Subsequent Events, for additional information.

The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero, Inc. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company has not considered the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation.

-F17-

Leases. The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the twelve month periods ended December 31, 2014 and 2013 and future minimum payments under such leases are not material to the consolidated financial statements.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan includes the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and has entered into contracts for site work and equipment purchases in connection with the project. The cost of the project is approximately $4,000,000 over a five year period of which $2,667,000 was completed at December 31, 2014. Costs for the project are being accounted for as construction in progress on the accompanying consolidated balance sheet and will be moved to property, plant and equipment when placed in service. The Ontario Knife Company was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with the expansion of The Ontario Knife Company’s facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Ontario Knife Company entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives. The Company has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards the payment or reimbursement for work and/or materials, incurred or to be incurred in connection with the proposed expansion project. As part of the terms of the grant contract with Cattaraugus County, The Ontario Knife Company has agreed to maintain certain employment levels for a period of five years from the date of the agreement. As of December 31, 2014, the Company has received $128,345 under the grant and recorded the amount as a reduction to the asset. The Company was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal. The grant can be used towards the purchase of equipment in connection with the proposed expansion project of which no amounts have been received or recorded by The Ontario Knife Company under this grant as of December 31, 2014.

Employment Agreements. The Company has entered into employment agreements with Dr. Nicholas D. Trbovich and Kenneth D. Trbovich pursuant to which they are entitled to receive minimum salary compensation of $578,300 and $300,000 per annum, respectively, or such greater amount as the Company’s Board of Directors may approve/ratify an individual and spousal lifetime health and life insurance benefits. In the event of death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location, he is entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes December 31, 2017 for Dr. Trbovich, and December 31, 2019 for Kenneth Trbovich provided however, the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, he will be entitled to a severance payment equal to nine months’ salary and benefits.

-F18-

The Company provides certain post retirement health and life insurance benefits for Dr. Trbovich and Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired executives and dependents health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. See Note 5, Employee Benefit Plans—Other Postretirement Benefit Plans, for additional information.

9.	Litigation

As previously disclosed by Servotronics, Inc. certain claims had been pending between the Company and a former Executive Officer of the Company in connection with the termination of the former Executive Officer’s employment agreement.On September 30, 2014 an award was issued under the rules of the American Arbitration Association in favor of the former Executive Officer. The arbitrator issued a final award on February 23, 2015 and the Company paid the award on March 6, 2015. See Note 8, Commitments and Contingencies and Note 12, Subsequent Events, for additional information regarding the arbitration proceeding and award.

The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero, Inc. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company has not considered the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation.

There are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

10.	Related Party Transactions

The Company incurred legal fees and disbursements of approximately $129,000 and $71,000 in 2014 and 2013, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors.

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

-F19-

As of December 31, 2014, the Company had assets of approximately $35,245,000 ($30,003,000 – December 31, 2013) of which approximately $23,092,000 ($19,816,000 – December 31, 2013) was for ATG and approximately $12,153,000 ($10,187,000 – December 31, 2013) was for CPG.

	ATG		CPG		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Revenues from unaffiliated customers	$25,021	$22,204	$6,625	$8,106	$31,646	$30,310
Cost of goods sold, exclusive of depreciation and amortization	(17,983)	(16,155)	(6,542)	(6,644)	(24,525)	(22,799)
Selling, general and administrative	(4,097)	(3,985)	(1,483)	(1,653)	(5,580)	(5,638)
Interest expense	(40)	(41)	(7)	-	(47)	(41)
Arbitration award expense	(5,597)	-	-	-	(5,597)	-
Depreciation and amortization	(468)	(452)	(184)	(188)	(652)	(640)
Other income, net	13	(2)	3	44	16	42
Income (loss) before income tax provision (benefit)	(3,151)	1,569	(1,588)	(335)	(4,739)	1,234
Income tax (benefit) provision	(1,072)	329	(541)	(70)	(1,613)	259
Net (loss) income	$(2,079)	$1,240	$(1,047)	$(265)	$(3,126)	$975
Capital expenditures	$803	$1,191	$2,351	$372	$3,154	$1,563

12.	Subsequent Events

Final Arbitration Award. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), certain claims had been pending between the Company and a former Executive Officer of the Company (the “Former Employee”), in connection with the termination of the Former Employee’s employment agreement effective October 20, 2012. Such claims had been pending in an arbitration proceeding before a single arbitrator under the rules of the American Arbitration Association.

On February 23, 2015, the arbitrator issued a final award in favor of the Former Employee. Pursuant to the material provisions of the arbitration award, the Company is to pay the Former Employee approximately $5,201,000 representing the final amount of the arbitration award, interest at the annual rate of 9% calculated from September 2012 through the date of the final award and attorney’s fees and disbursements. The amount of the arbitration award represented the present value of the Former Employee’s calculation of his estimated total compensation for the remainder of the term of the employment agreement (through December 2018). The Company is also expected to pay post employment health related benefits for the former Executive Officer, which has been accrued as of December 31, 2014.

Agreement with respect to Insurance Claim. As previously disclosed, the Company has an employment practices liability insurance policy in place with a national insurer. On February 20, 2015, the Company entered into an agreement with its insurance carrier pursuant to which the Company received $4,500,000 from the carrier related to the Company’s claim for insurance for damages the Company suffered in connection with the above arbitration proceeding. The insurance carrier also paid under the policy partial attorney fees incurred by the Company in defense of the arbitration. The Company expects to record the benefit from this agreement during the first quarter of 2015. The insurance proceeds will be used to pay the majority of the arbitration award with the remainder being paid by the Company using cash on hand.

-F20-