Form 10-Q
period 2015-03-31
SERVOTRONICS INC /DE/
filed 2015-05-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $.20 par value	2,438,209

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000’s omitted except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,252	$4,166
Accounts receivable, net	6,465	6,022
Inventories, net	12,105	12,040
Prepaid income taxes	337	-
Deferred income taxes	1,060	2,812
Other assets	550	450

Total current assets	23,769	25,490

Property, plant and equipment, net	9,495	9,375

Other non-current assets	385	380

Total Assets	$33,649	$35,245

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Accounts payable	2,042	1,345
Accrued employee compensation and benefit costs	2,008	1,773
Accrued arbitration award and related liability	-	5,152
Accrued income taxes	-	31
Other accrued liabilities	511	444

Total current liabilities	5,109	9,293

Long-term debt	3,913	4,072

Accrued arbitration award and related liability	445	445

Deferred income taxes	555	555

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,261,356 (2,278,791 – 2014) shares	523	523
Capital in excess of par value	14,079	14,068
Retained earnings	11,947	9,176
Accumulated other comprehensive loss	(14)	(14)
Employee stock ownership trust commitment	(964)	(964)
Treasury stock, at cost 176,297 (158,862 – 2014) shares	(1,944)	(1,909)

Total shareholders’ equity	23,627	20,880

Total Liabilities and Shareholders’ Equity	$33,649	$35,245

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
($000’s omitted except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$8,171	$6,990
Costs, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	6,476	5,438
Selling, general and administrative	1,765	1,576
Interest expense	21	9
Arbitration award expense	50	-
Depreciation and amortization	163	169
Insurance proceeds - arbitration	(4,500)	-
Other income, net	(2)	(1)

Total expenses	3,973	7,191

Income (loss) before income tax provision	4,198	(201)

Income tax provision	1,427	(56)

Net income (loss)	$2,771	$(145)

Income (loss) per share:
Basic
Net income (loss) per share	$1.27	$(0.07)

Diluted
Net income (loss) per share	$1.23	$(0.06)

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows related to operating activities:
Net income (loss)	$2,771	$(145)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	163	169
Deferred income tax	1,752	-
Stock based compensation	90	90
Increase in inventory reserve	51	41
Decrease in allowance for doubtful accounts	(3)	(10)
Change in assets and liabilities:
Accounts receivable	(440)	(188)
Inventories	(116)	(616)
Prepaid income taxes	(337)	(23)
Other assets	(100)	(247)
Other non-current assets	(5)	(5)
Accounts payable	697	246
Accrued employee compensation and benefit costs	235	38
Accrued arbitration award and related liability	(5,152)	-
Other accrued liabilities	67	354
Accrued income taxes	(33)	-

Net cash used in operating activities	(360)	(296)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(281)	(418)

Net cash used in investing activities	(281)	(418)

Cash flows related to financing activities:
Principal payments on long-term debt	(159)	(5)
Purchase of treasury shares	(114)	(156)

Net cash used in financing activities	(273)	(161)

Net decrease in cash and cash equivalents	(914)	(875)

Cash and cash equivalents at beginning of period	4,166	4,502

Cash and cash equivalents at end of period	$3,252	$3,627

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated financial statements should be read in conjunction with the 2014 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $63,000 at March 31, 2015 and $66,000 at December 31, 2014. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,305,000 and $1,254,000 at March 31, 2015 and December 31, 2014, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2015 or December 31, 2014, and did not recognize any interest and/or penalties in its consolidated statements of income (loss) during the three months ended March 31, 2015 and 2014. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2015 and December 31, 2014. The 2011 through 2013 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the three months ended March 31, 2015 amounted to approximately $46,000. Income taxes refunded (net of payments) during the three months ended March 31, 2014 amounted to approximately $36,000. Interest paid during the three months ended March 31, 2015 and 2014 amounted to approximately $28,000 and $9,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2015 and December 31, 2014.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. Refer to Note 9, Business Segments, for disclosures related to customer concentrations.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company plans to adopt ASU 2015-03 effective January 1, 2016; as such, the Company plans to present debt issuance costs as a direct deduction from the carrying amounts of its debt liabilities and to provide all necessary disclosures beginning with the Form 10-Q for the period ended March 31, 2016.

3.	Inventories

	March 31, 2015	December 31, 2014
	($000’s omitted)
Raw material and common parts, net of reserve	$6,490	$6,680
Work-in-process, net of reserve	2,889	2,280
Finished goods, net of reserve	2,726	3,080
Total inventories	$12,105	$12,040

4.	Property, Plant and Equipment

	March 31, 2015	December 31, 2014
	(000’s omitted)
Land	$21	$21
Buildings	7,938	7,916
Machinery, equipment and tooling	13,776	13,530
Construction in progress	2,828	2,817
	24,563	24,284
Less accumulated depreciation and amortization	(15,068)	(14,909)
Total property, plant and equipment	$9,495	$9,375

Property, plant and equipment includes land and building in Elma, New York, that was previously under a $5,000,000 capital lease and was purchased on December 1, 2014 for a nominal amount. As of March 31, 2015 and December 31, 2014, accumulated depreciation on the building amounted to approximately $2,844,000 and $2,811,000, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements.

Depreciation and amortization expense amounted to $163,000 and $169,000 for the three month periods ended March 31, 2015 and 2014, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, there is approximately $2,528,000 of construction in progress included in property, plant and equipment related to facility expansion and renovation project at the Consumer Products Group and $300,000 related to capital projects at the Advanced Technology Group. At December 31, 2014 there was approximately $2,817,000 of construction in progress related to these projects. See Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements.

5.	Long-Term Debt

	March 31, 2015	December 31, 2014
	(000’s omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.57% as of March 31, 2015); monthly principal payments of $21,833 through 2020 with a balloon payment of $786,000 due December 1, 2021	$2,533	$2,620

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.57% as of March 31, 2015); monthly principal payments of $23,810 through 2021	1,928	2,000
	4,461	4,620
Less current portion	(548)	(548)
	$3,913	$4,072

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

The Company has an unsecured $2,000,000 line of credit on which there was no balance outstanding at March 31, 2015 and December 31, 2014.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2015 and December 31, 2014 the Company was in compliance with these covenants.

6.	Shareholders’ Equity

	($000’s omitted except for share data)
	Common Stock						Accumulated
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Other Comprehensive Loss	Total shareholders’ equity
Balance at December 31, 2014	2,614,506	$523	$14,068	$9,176	$(964)	$(1,909)	$(14)	$20,880
Net income	-	-	-	2,771	-	-	-	2,771
Purchase of treasury shares	-	-	-	-	-	(114)	-	(114)
Stock based compensation	-	-	11	-	-	79	-	90
Balance at March 31, 2015	2,614,506	$523	$14,079	$11,947	$(964)	$(1,944)	$(14)	$23,627

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2015, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2015.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. Included in the three months ended March 31, 2015 and 2014 is approximately $90,000, respectively, of compensation expense related to the restrictive share awards.

On January 1, 2015, 41,250 shares of restricted stock vested of which 17,435 shares were withheld and repurchased by the Company for approximately $114,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise. The dilutive effect of unvested restrictive stock is determined using the treasury stock method.

	Three Months Ended March 31,
	2015	2014
	($000’s omitted except per share data)

Net income (loss)	$2,771	$(145)
Weighted average common shares outstanding (basic)	2,179	2,143
Incremental shares from assumed conversions of stock options	-	-
Unvested restricted stock	82	124
Weighted average common Shares outstanding (diluted)	2,261	2,267
Basic
Net income (loss) per share	$1.27	$(0.07)
Diluted
Net income (loss) per share	$1.23	$(0.06)

7.             Commitments and Contingencies

Litigation. The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero, Inc. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company has not considered the risk of loss to be probable, but is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation.

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

On February 23, 2015, the arbitrator issued a final award in favor of the Former Employee. Pursuant to the material provisions of the arbitration award, the Company is to pay the Former Employee approximately $5,201,000 representing the final amount of the arbitration award, interest at the annual rate of 9% calculated from September 2012 through the date of the final award and attorney’s fees and disbursements. The Company recognized the expense in fiscal 2014 and paid the award on March 6, 2015. The amount of the arbitration award represented the present value of the Former Employee’s calculation of his estimated total compensation for the remainder of the term of the employment agreement (through December 2018). The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $445,000 has been accrued as of March 31, 2015.

Agreement with respect to Insurance Claim. As previously disclosed, the Company has an employment practices liability insurance policy in place with a national insurer. On February 20, 2015, the Company entered into an agreement with its insurance carrier pursuant to which the Company received $4,500,000 from the carrier related to the Company’s claim for insurance for damages the Company suffered in connection with the above arbitration proceeding. The insurance carrier also paid under the policy partial attorney fees incurred by the Company in defense of the arbitration. The Company recorded the benefit from this agreement during the first quarter of 2015. The insurance proceeds were used to pay the majority of the arbitration award with the remainder being paid by the Company using cash on hand.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan includes the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and has entered into contracts for site work and equipment purchases in connection with the project. The cost of the project is approximately $4,000,000 over a five year period of which $2,904,000 was completed as of March 31, 2015. Costs for the project are being accounted for as construction in progress on the accompanying consolidated balance sheet and will be moved to property, plant and equipment when placed in service.  The Company’s CPG was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with the expansion of the Company’s CPG facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Company’s CPG entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives. The Company’s CPG has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards the payment or reimbursement for work and/or materials, incurred or to be incurred in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. As of March 31, 2015, the Company has received approximately $273,000 under the grant and recorded the amount as a reduction of the construction in process and will be amortized as a reduction of depreciation expense over the life of the related assets when placed in service. The Company’s CPG was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal. The grant can be used towards the purchase of equipment in connection with the proposed expansion project of which no amounts have been received or recorded by the Company’s CPG under this grant as of March 31, 2015.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.             Litigation

As previously disclosed by Servotronics, Inc. certain claims had been pending between the Company and a Former Employee of the Company in connection with the termination of the Former Employee’s employment agreement. On September 30, 2014 an award was issued under the rules of the American Arbitration Association in favor of the Former Employee. The arbitrator issued a final award on February 23, 2015 and the Company paid the award on March 6, 2015. See Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements for additional information regarding the arbitration proceeding and award.

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

As of March 31, 2015, the Company had identifiable assets of approximately $33,649,000 ($35,245,000 – December 31, 2014) of which approximately $21,667,000 ($23,092,000 – December 31, 2014) was for ATG and approximately $11,982,000 ($12,153,000 – December 31, 2014) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Three months March 31,		Three months March 31,		Three months March 31,
	2015	2014	2015	2014	2015	2014
Revenues from unaffiliated customers	$6,353	$5,305	$1,818	$1,685	$8,171	$6,990
Cost of goods sold, exclusive of depreciation and amortization	(4,751)	(3,840)	(1,725)	(1,598)	(6,476)	(5,438)
Selling, general and administrative	(1,359)	(1,140)	(406)	(436)	(1,765)	(1,576)
Interest expense	(13)	(9)	(8)	-	(21)	(9)
Arbitration award expense	(50)	-	-	-	(50)	-
Depreciation and amortization	(117)	(122)	(46)	(47)	(163)	(169)
Insurance proceeds - arbitration	4,500	-	-	-	4,500	-
Other income, net	2	-	-	1	2	1
Income (loss) before income tax provision (benefit)	4,565	194	(367)	(395)	4,198	(201)
Income tax provision (benefit)	1,552	54	(125)	(110)	1,427	(56)
Net income (loss)	$3,013	$140	$(242)	$(285)	$2,771	$(145)
Capital expenditures	$188	$372	$93	$46	$281	$418

10.          Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

11.          Subsequent Events

None.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended March 31, 2015 and 2014 approximately 12% and 17%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

The ATG continues its aggressive business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations based on changes in the global economy and other factors.

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

See also Note 9, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income (loss) data for the three months ended March 31, 2015 and 2014 ($000’s omitted):

	Three Months Ended March 31,
					2015 vs 2014
	2015		2014		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of sales	Change	(Decrease)
Revenue:
Advanced Technology	$6,353	77.8%	$5,305	75.9%	$1,048	19.8%
Consumer Products	1,818	22.2%	1,685	24.1%	133	7.9%
	8,171	100.0%	6,990	100.0%	1,181	16.9%
Cost of goods sold, exclusive of depreciation and amortization	6,476	79.3%	5,438	77.8%	1,038	19.1%
Selling, general and administrative	1,765	21.6%	1,576	22.5%	189	12.0%
Depreciation and amortization	163	2.0%	169	2.4%	(6)	(3.6%)
Arbitration award expense	50	0.6%	-	-	50	-
Insurance proceeds – arbitration	(4,500)	(55.1%)	-	-	(4,500)	-
Total costs and expenses	3,954	48.4%	7,183	102.7%	(3,229)	(45.0%)
Operating income, net	4,217	51.6%	(193)	(2.7%)	4,410	2,285.0%
Interest expense	21	0.3%	9	0.1%	12	133.3%
Other income, net	(2)	-	(1)	-	(1)	100.0%
Income tax provision (benefit)	1,427	17.5%	(56)	(0.8%)	1,483	2,648.2%
Net income (loss)	$2,771	33.9%	$(145)	(2.0%)	$2,916	2,011.0%

Revenue

The Company’s consolidated revenues from operations increased approximately $1,181,000 or 16.9% for the three month period ended March 31, 2015 when compared to the same period in 2014. The increase in revenue is the result of increases in commercial shipments at both the ATG and CPG.

Cost of Goods Sold

Cost of goods sold increased approximately $1,038,000 or 19.1% for the three month period ended March 31, 2015 when compared to the same period in 2014. The increase in costs is primarily attributable to increased sales volume. Also impacting cost of goods sold as a percentage of revenue were labor inefficiencies associated with the growth in the labor force. Total employment levels grew from 251 employees at March 31, 2014 to 289 at March 31, 2015. The increase in employees is in response to an increase in production capacity requirements. The Company continues to pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $189,000 or 12.0% for the three month period ended March 31, 2015 when compared to the same period in 2014. Approximately 63% of SG&A expense relates to labor and labor related expense to support SG&A functions. Such expenses increased approximately $273,000 primarily due to an increase in salaries, wages and employee benefit costs for new and existing employees. Approximately 11% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses decreased approximately $47,000 primarily due to efficiencies achieved through restructuring distribution channels and programs at the CPG. Approximately 13% of SG&A expense is attributable to professional and legal services that decreased approximately $67,000 primarily due to a reduction in legal expenses associated with the previously disclosed arbitration proceedings with a Former Employee.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased approximately $6,000 or 3.6% for the three month period ended March 31, 2015 when compared to the same period in 2014. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

Arbitration Award Expense

As discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements, the Company had accrued for approximately $5,597,000 related to an arbitration award issued on September 30, 2014 and finalized on February 23, 2015. The Company incurred approximately $50,000 in additional interest in the first quarter of 2015 prior to payment of the award on March 6, 2015. No amounts were recorded in the same period ended March 31, 2014.

Insurance Proceeds - Arbitration

The Company has an employment practices liability insurance policy in place with a national insurer. On February 20, 2015, the Company entered into an agreement with its insurance carrier pursuant to which the Company received $4,500,000 from the carrier related to the Company’s claim for insurance for damages the Company suffered in connection with the previously discussed arbitration proceeding. The insurance carrier also paid under the policy partial attorney fees incurred by the Company in defense of the arbitration. The insurance proceeds were used to pay the majority of the arbitration award with the remainder being paid by the Company using cash on hand. See also Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements for more information.

Interest Expense

Interest expense increased approximately $12,000 or 133.3% for the three month period ended March 31, 2015 compared to the same period in 2014 due to the Company’s refinancing of certain indebtedness in December of 2014. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 34.0% and 27.9% for the three month period ended March 31, 2015 and 2014, respectively. The effective tax rate in both years reflects federal and state income taxes and permanent non-deductible expenditures. The effective tax rate for the three month period ended March 31, 2014 also reflects the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004.

Net Income

Net income increased approximately $2,916,000 for the three month period ended March 31, 2015 when compared to the same period in 2014. This increase is the result of an insurance settlement received on February 20, 2015 as discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2015, the Company had working capital of approximately $18,660,000 ($15,752,000 – December 31, 2014) of which approximately $3,252,000 ($4,166,000 – December 31, 2014) was comprised of cash and cash equivalents.

The Company used approximately $360,000 in cash from operations during the three months ended March 31, 2015. Cash was generated primarily through net income, accrued income taxes, timing differences in payments to vendors as well as other accrued items including $4,500,000 received from the insurance settlement as discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements. The primary use of cash for the Company’s operating activities for the three months ended March 31, 2015 include working capital requirements, mainly timing differences on collections of accounts receivable, increases in inventory, prepayments on insurances and property tax and other current assets as well as a $5,201,000 payment for the arbitration award. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the first three months of 2015 included approximately $159,000 of current principal payments on long-term debt as well as approximately $114,000 for the purchase of treasury shares. The Company also expended approximately $281,000 for capital expenditures during the three months ended March 31, 2015.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit is available until June 24, 2015, unless subsequently renewed, and replaced the Company’s previous $2,000,000 line of credit. As of March 31, 2015, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014. In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) also entered into a separate Loan Agreement with the Bank on December 1, 2014. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan are being used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

Borrowings under these Credit Facilities bear interest, at the Company’s option, at the Bank’s Prime Rate or LIBOR plus 1.4%.  Principal installments are payable on the Term Loan and the OKC Term Loan through December 1, 2021 with a balloon payment at maturity of the Term Loan.  The Term Loan and Line of Credit are secured by all of the Company’s equipment, receivables and inventory. The OKC Term Loan is secured by substantially all of OKC’s equipment and is fully and unconditionally guaranteed by the Company.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed by the Company, certain claims had been pending between the Company and a former Executive Officer of the Company in connection with the termination of the former Executive Officer’s employment agreement. On September 30, 2014 an award was issued under the rules of the American Arbitration Association in favor of the former Executive Officer. The arbitrator issued a final award on February 23, 2015 and the Company paid the award on March 6, 2015. See Note 7, Commitments and Contingencies, for additional information regarding the arbitration proceeding and award.

Item 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities
2015 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January	17,435 (2)	$6.49	-	118,030
February	-	-	-	118,030
March	-	-	-	118,030
Total	17,435	$6.49	-	118,030

(1)         The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2015, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2015.

 (2)        Includes 17,435 shares withheld/purchased by the Company in January 2015 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

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

101
The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: May 13, 2015

SERVOTRONICS, INC.

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

- 22 -