Form 10-Q
period 2015-06-30
SERVOTRONICS INC /DE/
filed 2015-08-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $.20 par value	2,438,209

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,581	$4,166
Accounts receivable, net	6,226	6,022
Inventories, net	12,105	12,040
Prepaid income taxes	114	-
Deferred income taxes	1,060	2,812
Other assets	615	450

Total current assets	23,701	25,490

Property, plant and equipment, net	9,652	9,375

Other non-current assets	383	380

Total Assets	$33,736	$35,245

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Dividend payable	375	-
Accounts payable	1,677	1,345
Accrued employee compensation and benefit costs	2,057	1,773
Accrued arbitration award liability	-	5,152
Accrued income taxes	-	31
Other accrued liabilities	318	444

Total current liabilities	4,975	9,293

Long-term debt	3,798	4,072

Accrued arbitration award liability	445	445

Deferred income taxes	555	555

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,261,356 (2,278,791 - 2014) shares	523	523
Capital in excess of par value	14,091	14,068
Retained earnings	12,193	9,176
Accumulated other comprehensive loss	(14)	(14)
Employee stock ownership trust commitment	(964)	(964)
Treasury stock, at cost 176,297 (158,862 - 2014) shares	(1,866)	(1,909)

Total shareholders’ equity	23,963	20,880

Total Liabilities and Shareholders’ Equity	$33,736	$35,245

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$9,242	$7,995	$17,413	$14,985

Cost, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	6,926	5,850	13,402	11,288
Selling, general and administrative	1,312	1,343	3,077	2,919
Interest expense	14	10	35	19
Arbitration award expense	-	-	50	-
Depreciation and amortization	177	171	340	340
Insurance proceeds – arbitration	-	-	(4,500)	-
Other income, net	(128)	(11)	(130)	(12)

Total expenses	8,301	7,363	12,274	14,554

Income before income tax provision	941	632	5,139	431

Income tax provision	320	185	1,747	129

Net income	$621	$447	$3,392	$302

Income per share:
Basic
Net income per share	$0.28	$0.21	$1.56	$0.14

Diluted
Net income per share	$0.27	$0.21	$1.50	$0.14

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows related to operating activities:
Net income	$3,392	$302
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	340	340
Deferred income tax	1,752	-
Stock based compensation	180	180
Increase in inventory reserve	55	81
Decrease in allowance for doubtful accounts	(7)	(43)
Loss on disposal of property and equipment	(5)	-
Change in assets and liabilities:
Accounts receivable	(197)	(543)
Inventories	(120)	(1,007)
Prepaid income taxes	(114)	154
Other assets	(165)	(154)
Other non-current assets	(3)	(7)
Accounts payable	332	543
Accrued employee compensation and benefit costs	284	41
Accrued arbitration award liability	(5,152)	-
Other accrued liabilities	(126)	3
Accrued income taxes	(29)	-

Net cash provided (used) by operating activities	417	(110)

Cash flows related to investing activities:
Capital expenditures – property, plant and equipment	(647)	(877)
Proceeds from sale of assets	33	-

Net cash used in investing activities	(614)	(877)

Cash flows related to financing activities:
Principal payments on long-term debt	(274)	(9)
Purchase of treasury shares	(114)	(189)

Net cash used in financing activities	(388)	(198)

Net decrease in cash and cash equivalents	(585)	(1,185)

Cash and cash equivalents at beginning of period	4,166	4,502

Cash and cash equivalents at end of period	$3,581	$3,317

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated financial statements should be read in conjunction with the 2014 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $59,000 at June 30, 2015 and $66,000 at December 31, 2014. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,309,000 and $1,254,000 at June 30, 2015 and December 31, 2014, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2015 or December 31, 2014, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and six months ended June 30, 2015 and 2014. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2015 and December 31, 2014. The 2011 through 2013 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2015 amounted to approximately $136,000. Income taxes refunded (net of payments) during the six months ended June 30, 2014 amounted to approximately $36,000. Interest paid during the six months ended June 30, 2015 and 2014 amounted to approximately $43,000 and $19,000, respectively. On May 29, 2015, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on July 15, 2015 to shareholders of record on June 30, 2015 and was approximately $375,000 in the aggregate.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2015 and December 31, 2014.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	June 30, 2015	December 31, 2014
	($000’s omitted)
Raw material and common parts, net of reserve	$6,715	$6,680
Work-in-process, net of reserve	2,970	2,280
Finished goods, net of reserve	2,420	3,080
Total inventories	$12,105	$12,040

4.	Property, Plant and Equipment

	June 30, 2015	December 31, 2014
	($000’s omitted)
Land	$21	$21
Buildings	10,272	7,916
Machinery, equipment and tooling	14,228	13,530
Construction in progress	360	2,817
	24,881	24,284
Less accumulated depreciation and amortization	(15,229)	(14,909)
Total property, plant and equipment	$9,652	$9,375

Property, plant and equipment includes land and building in Elma, New York, that was previously under a $5,000,000 capital lease and was purchased on December 1, 2014 for a nominal amount. As of June 30, 2015 and December 31, 2014, accumulated depreciation on the building amounted to approximately $2,876,000 and $2,811,000, respectively. The associated current and long-term liabilities are discussed in Note 5, Long-Term Debt, of the accompanying consolidated financial statements.

Depreciation and amortization expense amounted to $177,000 and $171,000 for the three month periods ended June 30, 2015 and 2014, respectively, and amounted to $340,000 for the six month periods ended June 30, 2015 and 2014, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of June 30, 2015, there is approximately $300,000 ($2,529,000 – 2014) of construction in progress included in property, plant and equipment related to facility expansion and renovation project at the Consumer Products Group and $60,000 ($288,000 – 2014) related to capital projects at the Advanced Technology Group. Approximately $2,400,000 was placed in service in the second quarter of 2015. See Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	June 30, 2015	December 31, 2014
	($000’s omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.58% as of June 30, 2015); monthly principal payments of $21,833 through 2020 with a balloon payment of $786,000 due December 1, 2021	$2,489	$2,620

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.58% as of June 30, 2015); monthly principal payments of $23,810 through 2021	1,857	2,000
	4,346	4,620
Less current portion	(548)	(548)
	$3,798	$4,072

The Company has a $2,000,000 line of credit on which there was no balance outstanding at June 30, 2015 and December 31, 2014.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2015 and December 31, 2014 the Company was in compliance with these covenants.

6.	Shareholders’ Equity

			($000’s omitted except for share data)
	Common Stock						Accumulated Other Comprehensive Loss
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock		Total shareholders’ equity
Balance at December 31, 2014	2,614,506	$523	$14,068	$9,176	$(964)	$(1,909)	$(14)	$20,880
Net income	-	-	-	3,392	-	-	-	3,392
Purchase of treasury shares	-	-	-	-	-	(114)	-	(114)
Dividend payable	-	-	-	(375)	-	-	-	(375)
Stock based compensation	-	-	23	-	-	157	-	180
Balance at June 30, 2015	2,614,506	$523	$14,091	$12,193	$(964)	$(1,866)	$(14)	$23,963

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2015, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program. There were no shares purchased by the Company during the six month period ended June 30, 2015.

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company’s 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. Included in the six months ended June 30, 2015 and 2014 is approximately $180,000, respectively, of compensation expense related to the restrictive share awards.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2015, 41,250 shares of restricted stock vested of which 17,435 shares were withheld and repurchased by the Company for approximately $114,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

On May 29, 2015, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on July 15, 2015 to shareholders of record on June 30, 2015 and was approximately $375,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($000’s omitted except per share data)

Net income	$621	$447	$3,392	$302
Weighted average common shares outstanding (basic)	2,179	2,141	2,179	2,142
Incremental shares from assumed conversions of stock options	-	-	-	-
Unvested restricted stock	82	124	82	124
Weighted average common Shares outstanding (diluted)	2,261	2,265	2,261	2,266
Basic
Net income per share	$0.28	$0.21	$1.56	$0.14
Diluted
Net income per share	$0.27	$0.21	$1.50	$0.14

7.	Commitments and Contingencies

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

Final Arbitration Award. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement.

The arbitration award, including interest and attorney’s fees and disbursements was approximately $5,201,000. The Company recognized the expense in fiscal 2014 and paid the award on March 6, 2015. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $445,000 has been accrued as of June 30, 2015 and is reflected as Accrued Arbitration Award Liability in the accompanying balance sheet.

Agreement with respect to Insurance Claim. As previously disclosed, the Company received $4,500,000 in the first quarter of 2015 from the carrier related to the Company’s claim for insurance for damages the Company suffered in connection with the above arbitration proceeding. The insurance carrier also paid under the policy partial attorney fees incurred by the Company in defense of the arbitration. The Company recorded the benefit from this agreement during the first quarter of 2015.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which $3,053,000 was completed as of June 30, 2015. Costs for the project are being accounted for as construction in progress and subsequently moved to property plant and equipment when placed in service. The Company’s CPG was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with the expansion of the Company’s CPG facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Company’s CPG entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives. The Company’s CPG has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards the payment or reimbursement for work and/or materials, incurred or to be incurred in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. As of June 30, 2015, the Company has received approximately $273,000 under the grant and recorded the amount as a reduction of the construction in process and will be amortized as a reduction of depreciation expense over the life of the related assets when placed in service. The Company’s CPG was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal. The grant will be recorded as a reduction to the carrying value of the asset and can be used towards the purchase of equipment in connection with the proposed expansion project of which no amounts have been received or recorded by the Company’s CPG under this grant as of June 30, 2015.

8.	Litigation

Except as set forth in Note 7, Commitments and Contingencies, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

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

As of June 30, 2015, the Company had identifiable assets of approximately $33,736,000 ($35,245,000 – December 31, 2014) of which approximately $22,229,000 ($23,092,000 – December 31, 2014) was for ATG and approximately $11,507,000 ($12,153,000 – December 31, 2014) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Six Months June 30,		Six Months June 30,		Six Months June 30,
	2015	2014	2015	2014	2015	2014
Revenues from unaffiliated customers	$13,554	$11,559	$3,859	$3,426	$17,413	$14,985
Cost of goods sold, exclusive of depreciation and amortization	(9,857)	(8,187)	(3,545)	(3,101)	(13,402)	(11,288)
Selling, general and administrative	(2,317)	(2,182)	(760)	(737)	(3,077)	(2,919)
Interest expense	(20)	(19)	(15)	-	(35)	(19)
Arbitration award expense	(50)	-	-	-	(50)	-
Depreciation and amortization	(241)	(245)	(99)	(95)	(340)	(340)
Insurance proceeds - arbitration	4,500	-	-	-	4,500	-
Other income, net	129	10	1	2	130	12
Income (loss) before income tax provision (benefit)	5,698	936	(559)	(505)	5,139	431
Income tax provision (benefit)	1,937	280	(190)	(151)	1,747	129
Net income (loss)	$3,761	$656	$(369)	$(354)	$3,392	$302
Capital expenditures	$375	$453	$272	$424	$647	$877

	ATG		CPG		Consolidated
	Three Months June 30,		Three Months June 30,		Three Months June 30,
	2015	2014	2015	2014	2015	2014
Revenues from unaffiliated customers	$7,201	$6,254	$2,041	$1,741	$9,242	$7,995
Cost of goods sold, exclusive of depreciation and amortization	(5,106)	(4,347)	(1,820)	(1,503)	(6,926)	(5,850)
Selling, general and administrative	(957)	(1,042)	(355)	(301)	(1,312)	(1,343)
Interest expense	(7)	(10)	(7)	-	(14)	(10)
Depreciation and amortization	(124)	(123)	(53)	(48)	(177)	(171)
Other income, net	127	10	1	1	128	11
Income (loss) before income tax provision (benefit)	1,134	742	(193)	(110)	941	632
Income tax provision (benefit)	385	226	(65)	(41)	320	185
Net income (loss)	$749	$516	$(128)	$(69)	$621	$447
Capital expenditures	$187	$81	$179	$378	$366	$459

10.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

11.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three and six months ended June 30, 2015 approximately 12% of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors, this compares to approximately 18% for the same three and six months ended 2014. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six and three months ended June 30, 2015 and 2014 ($000’s omitted):

	Six Months Ended June 30,
					2015 vs 2014
	2015		2014		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$13,554	77.8%	$11,559	77.1%	$1,995	17.3%
Consumer Products	3,859	22.2%	3,426	22.9%	433	12.6%
	17,413	100.0%	14,985	100.0%	2,428	16.2%
Cost of goods sold, exclusive of depreciation and amortization	13,402	77.0%	11,288	75.3%	2,114	18.7%
Selling, general and administrative	3,077	17.7%	2,919	19.5%	158	5.4%
Depreciation and amortization	340	2.0%	340	2.3%	-	-
Arbitration award expense	50	0.3%	-	-	50	-
Insurance proceeds – arbitration	(4,500)	(25.8%)	-	-	(4,500)	-
Total costs and expenses	12,369	71.2%	14,547	97.1%	(2,178)	(15.0%)
Operating income, net	5,044	28.8%	438	2.9%	4,606	(1,051.6%)
Interest expense	35	0.2%	19	0.1%	16	84.2%
Other income, net	(130)	(0.7%)	(12)	(0.1%)	(118)	983.3%
Income tax provision	1,747	10.0%	129	0.9%	1,618	(1,254.3%)
Net income	$3,392	19.0%	$302	2.0%	$3,090	(1,023.2%)

	Three Months Ended June 30,
					2015 vs 2014
	2015		2014		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$7,201	77.9%	$6,254	78.2%	$947	15.1%
Consumer Products	2,041	22.1%	1,741	21.8%	300	17.2%
	9,242	100.0%	7,995	100.0%	1,247	15.6%
Cost of goods sold, exclusive of depreciation and amortization	6,926	74.9%	5,850	73.2%	1,076	18.4%
Selling, general and administrative	1,312	14.2%	1,343	16.8%	(31)	(2.3%)
Depreciation and amortization	177	2%	171	2.1%	6	3.5%
Total costs and expenses	8,415	91.1%	7,364	92.1%	1,051	14.3%
Operating income, net	827	8.9%	631	7.9%	196	31.1%
Interest expense	14	0.2%	10	0.1%	4	40.0%
Other income, net	(128)	(1.4%)	(11)	(0.1%)	(117)	1,063.6%
Income tax provision	320	3.5%	185	2.3%	135	73.0%
Net income	$621	6.6%	$447	5.6%	$174	38.9%

Revenue

The Company’s consolidated revenues from operations increased approximately $2,428,000 or 16.2% for the six month period ended June 30, 2015 and increased approximately $1,247,000 or 15.6% for the three month period ended June 30, 2015 when compared to the same periods in 2014. The increase in revenue is the result of increases in commercial shipments at ATG as well as an increase in shipments of a new product line at CPG.

Cost of Goods Sold

Cost of goods sold increased approximately $2,114,000 or 18.7% for the six month period ended June 30, 2015 and increased approximately $1,076,000 or 18.4% for the three month period ended June 30, 2015 when compared to the same periods in 2014. The increase in costs is primarily attributable to increased sales volume. Cost of sales as a percentage of sales increased in both the three and six month periods ended June 30, 2015 compared to the same periods in 2014 due in part to the mix of product sold as well as initial labor inefficiencies associated with the rapid growth in the labor force. Total employment levels grew from 271 employees at June 30, 2014 to 301 at June 30, 2015. The increase in employees is in response to an increase in production capacity requirements at ATG. The Company continues to pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $158,000 or 5.4% for the six month period ended June 30, 2015 and decreased approximately $31,000 or 2.3% for the three month period ended June 30, 2015 when compared to the same periods in 2014. Approximately 65% of SG&A expense relates to labor and labor related expense to support SG&A functions. Such expenses increased approximately $358,000 primarily due to an increase in salaries, wages and employee benefit costs for new and existing employees. Approximately 9% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses decreased approximately $74,000 primarily due to efficiencies achieved through restructuring distribution channels and programs at the CPG. Approximately 10% of SG&A expense is attributable to professional and legal services, such expenses decreased approximately $206,000 primarily due to a reduction in legal expenses associated with the previously disclosed arbitration proceedings with a Former Employee.

Depreciation and Amortization Expense

Depreciation and amortization remained relatively consistent for the six and three month periods ended June 30, 2015 and when compared to the same periods in 2014. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

Arbitration Award Expense

As discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements, the Company had accrued for approximately $5,597,000 related to an arbitration award issued on September 30, 2014 and finalized on February 23, 2015. The Company incurred approximately $50,000 in additional interest in the first quarter of 2015 prior to payment of the award on March 6, 2015. The Company does not expect to have any further material expenditures related to the arbitration.

Insurance Proceeds - Arbitration

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

Interest Expense

Interest expense increased approximately $16,000 or 84.2% for the six month period ended June 30, 2015 and increased approximately $4,000 or 40.0% for the three month period ended June 30, 2015 when compared to the same periods in 2014 due to the Company’s refinancing of debt in December of 2014 related to the capital investment at the CPG manufacturing facility. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 34.0% and 29.9% for the six month periods and approximately 34.0% and 29.3% for the three month periods ended June 30, 2015 and 2014, respectively. The effective tax rate in both years reflects federal and state income taxes and permanent non-deductible expenditures. The effective tax rate for the three month period ended June 30, 2014 also reflects the expected tax benefit for manufacturing deductions allowable under the American Jobs Creation Act of 2004.

Net Income

Net income for the six month period ended June 30, 2015 increased approximately $3,090,000 and increased approximately $174,000 for the three month period ended June 30, 2015 when compared to the same periods in 2014. This increase is the result of the insurance settlement received on February 20, 2015 as discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements as well as increases in revenues in the respective periods.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At June 30, 2015, the Company had working capital of approximately $18,726,000 ($15,752,000 – December 31, 2014) of which approximately $3,581,000 ($4,166,000 – December 31, 2014) was comprised of cash and cash equivalents.

The Company generated approximately $417,000 in cash from operations during the six months ended June 30, 2015. Cash was generated primarily through net income, accrued income taxes, timing differences in payments to vendors as well as other accrued items including $4,500,000 received from the insurance settlement as discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements. The primary use of cash for the Company’s operating activities for the six months ended June 30, 2015 include working capital requirements, mainly timing differences on collections of accounts receivable, increases in inventory, prepayments on insurances and property tax and other current assets as well as a $5,201,000 payment for the arbitration award. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the six months ended June 30, 2015 included approximately $274,000 of current principal payments on long-term debt as well as approximately $114,000 for the purchase of treasury shares. The Company also expended approximately $647,000 for capital expenditures during the six months ended June 30, 2015.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit, which replaced the Company’s previous $2,000,000 line of credit, was renewed on May 28, 2015 and is available until June 22, 2016, unless subsequently renewed. As of June 30, 2015, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014. In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) also entered into a separate Loan Agreement with the Bank on December 1, 2014. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan are being used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

As previously disclosed by the Company, an arbitrator issued a final award on February 23, 2015 in connection with the termination of the Former Employee’s employment agreement and the Company paid the award on March 6, 2015. See Note 7, Commitments and Contingencies, for additional information regarding the arbitration proceeding and award.

Item 1A.   Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Company Purchases of Company’s Equity Securities

2015 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	17,435(2)	$6.49	-	118,030
April - June	-	-	-	118,030
Total	17,435	$6.49	-	118,030

(1)      The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2015, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program. There were no shares purchased by the Company during the six month period ended June 30, 2015.

(2)      Includes 17,435 shares withheld/purchased by the Company in January 2015 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: August 12, 2015

SERVOTRONICS, INC.

	By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

	By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

- 22 -