Form 10-K
period 2015-12-31
SERVOTRONICS INC /DE/
filed 2016-03-21
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐               No ☒

Based on the closing price of the Common Stock on June 30, 2015 $6.65 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,729,652.

As of February 29, 2016 the number of $.20 par value common shares outstanding was 2,421,774.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Consumer Products

The Company designs, manufactures and sells a variety of edged products, tools and specialty consumer products for domestic and international distribution. These products include a wide range of cutlery items such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, as well as equipment and gear including fixed and folding knives for hunting, fishing and camping. The Company also sells knives and tools to the U.S. Government, related agencies, and allied foreign governments. These products include machetes, bayonets, axes, strap cutters, and other tools that are designed primarily for military and rescue/first-responder use, but are viable in commercial markets as well. The Company also produces and markets other edged products such as various specialty tools, putty knives, linoleum sheet cutters, field knives and SciMed items including scalpels and micro-spatulas. The Company manufactures its products from stainless and high carbon steels, titanium, or synthetic materials in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial related products are intended for the moderate to premium priced markets. The Company also provides plastic fabrication, metal fabrication and other engineering, design, and OEM/white-label manufacturing services to regional customers. This includes the production of a wide range of machined, engineered, and/or molded consumer and industrial products and components.

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

The Company’s prime contracts and subcontracts with the United States Government are subject to termination at the convenience of the Government. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its Government contracts have been terminated for convenience. The Company’s sales of advanced technology products are concentrated within a small group of customers with three customers accounting for 54% of the Company’s total revenue in 2015. See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for less than 1% of the Company’s consolidated revenues in 2015 as compared to 2% in 2014. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2015 or 2014. The Company sells its products and manufacturing services through its own sales resources and through independent manufacturers’ representatives.

Business Segments

Business segment information is presented in Note 11, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2015 and 2014 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

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

Employees

The Company, at December 31, 2015, had 304 employees of which 289 are full time and are located in Western New York. Approximately 79% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

Item 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.	Unresolved Staff Comments

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Properties

The Company owns real property as set forth in the following table with no related encumbrances:

Location	Description	Principal product manufactured	Number of buildings and type of construction	Approx. floor area (sq.feet)

Elma, New York	Corporate Headquarters and Manufacturing Facility	Advanced technology products	1-concrete block/steel	83,000

Franklinville, New York	Office and Manufacturing Facility	Cutlery products	1-tile/wood 1-concrete/metal	137,000

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

As previously disclosed by the Company, an arbitrator issued a final award on February 23, 2015 in connection with the termination of the Former Employee’s employment agreement and the Company paid the award on March 6, 2015. See Note 8, Commitments and Contingencies, for additional information regarding the arbitration proceeding and award and other litigation matters.

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

The following table shows the range of high and low closing prices for the Company’s common stock as reported by the NYSE MKT (symbol SVT) for 2015 and 2014.

		High	Low
2015
	Fourth Quarter	$8.55	$6.76
	Third Quarter	7.75	6.03
	Second Quarter	7.06	6.31
	First Quarter	6.89	6.05
2014
	Fourth Quarter	$7.99	$6.00
	Third Quarter	8.13	6.54
	Second Quarter	7.92	6.75
	First Quarter	8.74	7.47

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of February 29, 2016)
Common Stock, $.20 par value per share	297

(c)	Dividends on Common Stock

On May 29, 2015, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on July 15, 2015 to shareholders of record on June 30, 2015 and was approximately $375,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded as a reduction to retained earnings on the accompanying consolidated balance sheet. No cash dividends were paid in 2014.

(d)	Company Purchases of Company’s Equity Securities

2015 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	17,435	(2)	$6.49	-	118,030
April - June	-		-	-	118,030
July - September	-		-	-	118,030
October-December	-		-	-	118,030
Total	17,435		$6.49	-	118,030

(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2015, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program. There were no shares purchased by the Company in 2015.

(2)	Includes 17,435 shares withheld/purchased by the Company in January 2015 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s suppliers are also subject to all the pressures and volatility being generated by the current global economic conditions. Any interruption of the Company’s continuous flow of material and product parts that are required for the manufacture of the Company’s products could adversely impact the Company’s ability to meet the Company’s customers’ delivery requirements. Consistent with the evolving requirements of the Aerospace Industry, companies are increasingly being requested to operate under Long-Term Agreements with their Customers on the basis of fixed prices, targeted year to year price reductions and/or year to year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously sought within the Company’s concept of continuous improvement. The Company’s products are labor intensive and as such productivity improvements are expected to have positive effects on the Company’s operating results. However, increased costs for raw material, purchased parts and/or labor will have the reverse effect. Therefore, there are strong incentives to continuously improve productivity and to contain/reduce costs.

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

As previously disclosed in 2013, the Company commenced a multi-year investment plan designed to consolidate the operations of the CPG. See Note 8, Commitments and Contingencies, for additional information regarding the Facility Expansion.

Management Discussion

During the years ended December 31, 2015 and 2014, approximately 11% and 17%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased approximately $1,353,000 and $1,130,000 from the prior year during 2015 and 2014, respectively, due to decreased government shipments at the ATG and CPG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors and, as such, it is difficult to predict the impact on future financial results.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

The ATG continues its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers final delivery determinations that may be based on changes in the global economy and other factors.

The CPG continues to diversify its revenue streams with a broader government focus and new commercial channels, including the addition of national retailers, international accounts, and a direct-to-consumer business line, in response to recent and ongoing reductions in military spending. New product development is focused on the commercialization of products with applications that span government and civilian requirements to maximize demand or that open up new lines of business entirely.

The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

See also Note 11, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income (loss) data for the years ended December 31, 2015 and 2014 ($000’s omitted).

	Twelve Months Ended December 31,
					2015 vs 2014
	2015		2014		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$28,596	77.9%	$25,021	79.1%	$3,575	14.3%
Consumer Products	8,133	22.1%	6,625	20.9%	1,508	22.8%
	36,729	100.0%	31,646	100.0%	5,083	16.1%
Cost of goods sold, exclusive of depreciation and amortization	27,641	75.3%	24,525	77.5%	3,116	12.7%
Selling, general and administrative	6,162	16.8%	5,580	17.6%	582	10.4%
Depreciation and amortization	718	2.0%	652	2.1%	66	10.1%
Arbitration award expense	50	0.1%	5,597	17.7%	(5,547)	(99.1%)
Insurance proceeds – arbitration	(4,500)	(12.3%)	-	-	(4,500)	-
Total costs and expenses	30,071	81.9%	36,354	114.9%	(6,283)	(17.3%)
Operating income, net	6,658	18.1%	(4,708)	(14.9%)	11,366	241.4%
Interest expense	70	0.2%	47	0.1%	23	48.9%
Other income, net	(140)	(0.4%)	(16)	(0.1%)	(124)	775.0%
Income tax provision (benefit)	2,131	5.8%	(1,613)	(5.1%)	3,744	232.1%
Net income (loss)	$4,597	12.5%	$(3,126)	(9.8%)	$7,723	247.1%

Revenue

The Company’s consolidated revenues from operations increased approximately $5,083,000 or 16.1% for the twelve month period ended December 31, 2015 when compared to the same period in 2014. The increase in revenue is attributable to an increase in commercial shipments of $4,593,000 at the ATG and an increase of $1,843,000 at the CPG due to a growth in commercial cutlery sales and revenues from the new molding product line developed in 2014. Revenues from shipments to the Government and its prime vendors at the ATG and CPG decreased approximately $1,018,000 and $335,000, respectively, for the twelve month period ended December 31, 2015 when compared to the same period in 2014 due to previously reported budget cuts for military spending and vagaries inherent in the Government procurement process and programs.

Cost of Goods Sold

Cost of goods sold increased approximately $3,116,000 or 12.7% for the twelve month period ended December 31, 2015 when compared to the same period in 2014. The increase in costs is primarily attributable to increased sales volume. Cost of goods sold, as a percentage of revenue, decreased from 77.5% to 75.3% due in part to the mix of product sold as well as the realization of certain expected operational efficiencies attributable to increased production volumes for in-house and outsourced operations. Total employment levels grew from 271 employees at December 31, 2014 to 304 employees at December 31, 2015. The increase in employees is in response to an increase in product demand both at the ATG and CPG as evidenced by an increase in the value of purchase orders placed of 19% at the ATG and 14% at the CPG when comparing 2015 to 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $582,000 or 10.4% for the twelve month period ended December 31, 2015 compared to the same period in 2014. Approximately 65% of SG&A expense relates to labor and labor related costs. Such expenses increased approximately $582,000 primarily due to an increase in salaries, wages and employee benefit costs for new and existing employees. Approximately 10% of SG&A expense is attributable to professional and legal services, such costs decreased approximately $183,000 due to a reduction in legal expenses associated with the previously disclosed arbitration proceedings with a former Executive Officer of the Company. Approximately 11% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses increased approximately $30,000.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $66,000 or 10.1% for the twelve month period ended December 31, 2015 compared to the same period in 2014 primarily due to the assets related to CPG expansion and renovation being placed in service in 2015. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 1, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on capital expenditures.

Arbitration Award Expense

As discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements, in 2014 the Company accrued for approximately $5,597,000 related to an arbitration award originally issued on September 30, 2014 and finalized on February 23, 2015. The Company incurred approximately $50,000 in additional award interest in the first quarter of 2015 prior to payment of the award on March 6, 2015. The Company does not expect to have any further material expenditures related to the arbitration.

Insurance Proceeds - Arbitration

On February 20, 2015, the Company entered into an agreement with its insurance carrier pursuant to which the Company received $4,500,000 from the carrier related to the Company's claim for insurance for damages the Company suffered in connection with the previously discussed arbitration proceeding. The insurance carrier also paid under the policy partial attorney fees incurred by the Company in defense of the arbitration. The insurance proceeds were used to pay the majority of the arbitration award with the remainder being paid by the Company using cash on hand. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information.

Interest Expense

Interest expense increased approximately $23,000 or 48.9% for the twelve month period ended December 31, 2015 compared to the same period in 2014 due to the Company’s refinancing of debt in December of 2014 related to the capital investment at the CPG manufacturing facility. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate for operations was 31.7% in 2015 and 34.0% in 2014. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures. The effective tax rate was lower in 2015 due to the Company taking advantage of manufacturing tax credits. See also Note 6, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards.

Net Income

Income from operations increased approximately $7,723,000 or 247.1% when comparing the twelve month period ended December 31, 2015 to the same period in 2014. This increase is the result of increases in revenues, reduction in the effective tax rate, timing difference in the recognition of the pretax expense of approximately $5,597,000 associated with the arbitration award in 2014 as well as a pretax $4,500,000 insurance settlement received on February 20, 2015 as discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2015, the Company had working capital of approximately $19,959,000 ($16,197,000 – 2014) of which approximately $3,268,000 ($4,166,000 – 2014) was comprised of cash and cash equivalents.

The Company generated approximately $1,231,000 in cash from operations during the twelve months ended December 31, 2015 as compared to $1,062,000 during the twelve months ended December 31, 2014. Cash was generated primarily through net income of approximately $4,597,000, the noncash effect of deferred income taxes, timing differences in payments to vendors as well as $4,500,000 received from the insurance settlement as discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements.

The primary use of cash for the Company’s operating activities for the twelve months ended December 31, 2015 include working capital requirements, mainly an increase in inventory of approximately $447,000, timing differences on collections of accounts receivable of approximately $816,000 as well as a $5,201,000 payment for the arbitration award. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the twelve months ended December 31, 2015 included approximately $548,000 in current principal payments on long-term debt, approximately $375,000 for cash dividends paid on July 15, 2015 as well as approximately $114,000 for the purchase of treasury shares. The Company also expended approximately $1,132,000 for capital expenditures that include payments for the expansion at the CPG.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit, which replaced the Company’s previous $2,000,000 line of credit, was renewed on May 28, 2015 and is available until June 22, 2016, unless subsequently renewed. As of December 31, 2015, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014.

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

The Company believes its cash generating capability and financial condition, together with available credit facilities will be adequate to meet our future operating, investing and financing needs.

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

(i)    Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2015. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii)   Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

(iii)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2015 fiscal year or such information will be included by amendment to this Form 10-K.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2015 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2015:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	Exercise of outstanding	exercise price of	future issuance under
	Options, warrants	outstanding options	equity compensation
Plan category	and rights	warrants and rights	plans

Equity compensation plans approved by security holders	-	-	169,780

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	169,780

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2015 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2015 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2015 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on March 21, 2013)

10.4*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 20, 2015)

10.7	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10(E) to the Company’s Form 10-KSB for the year ended December 31, 1986)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

10.11	Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.12	Loan Agreement dated as of December 1, 2014 between The Ontario Knife Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.13	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 16, 2015)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

SERVOTRONICS, INC.

March 21, 2016	By	/s/ Dr. Nicholas D. Trbovich,
Dr. Nicholas D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicholas D. Trbovich	Chief Executive Officer,	March 21, 2016
Dr. Nicholas D. Trbovich	Chairman of the
Board and Director

/s/ Kenneth D. Trbovich	President and Director	March 21, 2016
Kenneth D. Trbovich

/s/ Cari L. Jaroslawsky	Chief Financial Officer and	March 21, 2016
Cari L. Jaroslawsky	Treasurer

/s/ Donald W. Hedges, Esq.	Director	March 21, 2016
Donald W. Hedges, Esq.

/s/ Edward C. Cosgrove, Esq.	Director	March 21, 2016
Edward C. Cosgrove, Esq.

/s/ Rigel D. Pirrone	Director	March 21, 2016
Rigel D. Pirrone

/s/ Lucion P. Gygax	Director	March 21, 2016
Lucion P. Gygax

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2015 and 2014	F3

Consolidated Statements of Income (Loss) for the years ended December 31, 2015 and 2014	F4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F6

Notes to Consolidated Financial Statements	F7-F21

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Servotronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 8 and 9, certain claims have been made against the Company by a former Executive Officer in connection with the termination of the Executive Officer’s employment agreement, which had been pending in an arbitration proceeding. During the year ended December 31, 2014, the Company recorded an estimated loss of $5,597,000 related to this matter, which was concluded subsequent to December 31, 2014. Also discussed in Note 8, the Company recovered $4,500,000 from an insurance carrier related to this claim subsequent to December 31, 2014, which was recorded in the first quarter of 2015.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 21, 2016

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2015	2014

Current assets:
Cash and cash equivalents	$3,268	$4,166
Accounts receivable, net	6,838	6,022
Inventories, net	12,487	12,040
Prepaid income taxes	177	-
Deferred income taxes	1,155	2,812
Other current assets	326	450

Total current assets	24,251	25,490

Property, plant and equipment, net	9,755	9,375

Other non-current assets	368	380

Total Assets	$34,374	$35,245

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Accounts payable	1,518	1,345
Accrued employee compensation and benefit costs	1,852	1,773
Accrued arbitration award liability	-	5,152
Accrued income taxes	-	31
Other accrued liabilities	374	444

Total current liabilities	4,292	9,293

Long-term debt	3,524	4,072

Accrued arbitration award liability	471	445

Deferred income taxes	645	555

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,280,813 (2,278,791 - 2014) shares	523	523
Capital in excess of par value	14,092	14,068
Retained earnings	13,395	9,176
Accumulated other comprehensive loss	(3)	(14)
Employee stock ownership trust commitment	(863)	(964)
Treasury stock, at cost 175,297 (158,862 - 2014) shares	(1,702)	(1,909)

Total shareholders’ equity	25,442	20,880

Total Liabilities and Shareholders’ Equity	$34,374	$35,245

See notes to consolidated financial statements

-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

($000’s omitted except per share data)

	Years Ended
	December 31,
	2015	2014
Revenue	$36,729	$31,646

Cost, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	27,641	24,525
Selling, general and administrative	6,162	5,580
Interest expense	70	47
Arbitration award expense	50	5,597
Insurance proceeds - arbitration	(4,500)	-
Depreciation and amortization	718	652
Other income, net	(140)	(16)

Total expenses	30,001	36,385

Income (loss) before income tax provision	6,728	(4,739)

Income tax provision (benefit)	2,131	(1,613)

Net income (loss)	$4,597	$(3,126)

Income (loss) per share:

Basic

Net income (loss) per share	$2.11	$(1.46)

Diluted

Net income (loss) per share	$2.03	$(1.38)

See notes to consolidated financial statements

-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($000’s omitted)

	Years Ended
	December 31,
	2015	2014
Net income (loss)	$4,597	$(3,126)

Other comprehensive income:
Retirement benefits adjustment, net of income taxes	11	12

Total comprehensive income (loss)	$4,608	$(3,114)

See notes to consolidated financial statements

-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Year Ended
	December 31,
	2015	2014
Cash flows related to operating activities:
Net income (loss)	$4,597	$(3,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	718	652
Deferred income tax (benefit)	1,741	(1,993)
Stock based compensation	361	361
Increase in inventory reserve	175	540
Increase (decrease) in allowance for doubtful accounts	22	(56)
Loss on disposal of property and equipment	5	-
Change in assets and liabilities:
Accounts receivable	(838)	(976)
Inventories	(622)	(651)
Prepaid income taxes	(190)	310
Other current assets	124	(139)
Other non-current assets	12	(38)
Accounts payable	173	129
Accrued employee compensation and benefit costs	79	173
Accrued arbitration award liability	(5,126)	5,597
Other accrued liabilities	(70)	147
Accrued income taxes	(31)	31
Employee stock ownership trust payment	101	101
Net cash provided by operating activities	1,231	1,062
Cash flows related to investing activities:
Capital expenditures – property, plant and equipment	(1,132)	(3,154)
Proceeds from sale of assets	33	-
Net cash used in investing activities	(1,099)	(3,154)
Cash flows related to financing activities:
Proceeds from long-term debt	-	4,620
Principal payments on long-term debt	(548)	(2,662)
Proceeds from exercise of stock options	7	-
Purchase of treasury shares	(114)	(202)
Cash dividend	(375)	-
Net cash (used in) provided by financing activities	(1,030)	1,756
Net decrease in cash and cash equivalents	(898)	(336)
Cash and cash equivalents at beginning of year	4,166	4,502
Cash and cash equivalents at end of year	$3,268	$4,166

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $88,000 at December 31, 2015 and $66,000 at December 31, 2014. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,429,000 and $1,254,000 at December 31, 2015 and December 31, 2014, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding one year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time or minimum stocking requirements, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

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

In 2015, the Company’s CPG received $700,000 in County and State grants that were used towards the purchase of machinery and equipment. The Company recorded the grant proceeds as a reduction to the carrying value of the related assets. See Note 8, Commitments and Contingencies for more information related to the facility expansion and subject grants.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as operating loss and credit carryforwards. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and separate Pennsylvania and Arkansas income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2015 or December 31, 2014, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2015 and 2014. The Company did not have any uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2015 and December 31, 2014. The 2012 through 2014 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the twelve months ended December 31, 2015 amounted to approximately $622,000. Income taxes paid (net of refunds) during the twelve months ended December 31, 2014 amounted to approximately $44,000. Interest paid during the twelve month periods ended December 31, 2015 and 2014 amounted to approximately $77,000 and $33,000, respectively.

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2015 and December 31, 2014.

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

During the Company’s 2015 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 10% of the Company’s consolidated revenues as compared to 15% in 2014. The Company’s sales of advanced technology products to one customer, including various divisions and subsidiaries of a common parent company, amounted to approximately 28% in 2015 and 31% in 2014 of the Company’s consolidated revenues. The Company also had sales to another ATG customer that amounted to approximately 16% of total consolidated revenues in 2015 and 2014, respectively. No other single customer of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 11, Business Segments, for disclosures related to business segments of the Company.

-F9-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, their fair value approximates the carrying amount.

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

-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the guidance to determine the impact it may have to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. There are elements of the new standard that could impact almost all entities to some extent, although the lessees will likely see the most significant changes. Lessee will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company has not yet performed an assessment of the impact on the financial statements and disclosures.

2.	Inventories

	December 31, 2015	December 31, 2014
	($000’s omitted)
Raw material and common parts, net of reserve	$6,627	$6,680
Work-in-process, net of reserve	2,699	2,280
Finished goods, net of reserve	3,161	3,080
Total inventories	$12,487	$12,040

3.	Property, Plant and Equipment

	December 31, 2015	December 31, 2014
	($000’s omitted)
Land	$21	$21
Buildings	10,343	7,916
Machinery, equipment and tooling	14,934	13,530
Construction in progress	57	2,817
	25,355	24,284
Less accumulated depreciation and amortization	(15,600)	(14,909)
Total property, plant and equipment	$9,755	$9,375

Property, plant and equipment includes land and building in Elma, New York, that was previously under a $5,000,000 capital lease and was purchased on December 1, 2014 for a nominal amount. As of December 31, 2015 and 2014, accumulated depreciation on the building amounted to approximately $2,937,000 and $2,811,000, respectively. The associated current and long-term liabilities are discussed in Note 4, Long-Term Debt.

Depreciation and amortization expense amounted to $718,000 and $652,000 for the twelve month periods ended December 31, 2015 and 2014, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 there is approximately $57,000 of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group. Comparatively, there was approximately $2,817,000 of construction in progress at December 31, 2014 of which $2,529,000 was for the facility expansion and renovation project at the Consumer Products Group and $288,000 related to projects at the Advanced Technology Group. See also Note 8, Commitments and Contingencies for more information on the facility expansion.

4.	Long-Term Debt

	December 31, 2015	December 31, 2014
	($000’s omitted)
Term loan payable to a financial institution;
Interest rate option of bank prime or Libor plus 1.4% (1.64% as of December 31, 2015); monthly principal payments of $21,833 through 2020 with a balloon payment of $786,000 due December 1, 2021	$2,358	$2,620

Term loan payable to a financial institution;
Interest rate option of bank prime or Libor plus 1.4% (1.64% as of December 31, 2015); monthly principal payments of $23,810 through 2021	1,714	2,000
	4,072	4,620

Less current portion	(548)	(548)
	$3,524	$4,072

Principal maturities of long-term debt are as follows: 2017 - $548,000, 2018 - $548,000, 2019 - $548,000, 2020 - $548,000 and thereafter - $1,332,000.

The Company also has a $2,000,000 line of credit on which there was no balance outstanding at December 31, 2015 and December 31, 2014.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2015 and December 31, 2014 the Company was in compliance with these covenants.

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

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE MKT, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2015.

Since inception of the ESOP, 421,971 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2015 and 2014, 158,396 and 176,853 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 in 2015 and 2014, respectively. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and their dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2015 and 2014 is $497,635 and $422,124, respectively, excluding the estimated liability related to post retirement benefits for the for Executive Officer discussed in Note 8, Commitments and Contingencies. Additional expense of approximately $92,000 per year is expected to be paid subsequent to December 31, 2015. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive loss for 2015 and 2014 is approximately $3,000 and $14,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes

The income tax provision from operations included in the consolidated statements of operations consists of the following:

	2015	2014
	($000’s omitted)
Current:	$387	$379
Federal	3	6
State	390	385

Deferred:	1,741	(2,039)
Federal	-	41
State	1,741	(1,998)
	$2,131	$(1,613)

The reconciliation of the difference between the Company’s effective tax rate based upon the total income tax provision from operations and the federal statutory income tax rate is as follows:

	2015	2014
Federal statutory rate	34.0%	34.0%
Business credits	(1.8%)	1.4%
ESOP dividend	(0.4%)	-
Domestic production activities deduction	(0.2%)	(0.6%)
Other	0.1%	(0.2%)
State income taxes (less federal effect)	-	(0.6%)
Effective tax rate	31.7%	34.0%

At December 31, 2015 and 2014, the deferred tax assets (liabilities) were comprised of the following:

	2015	2014
	($000s omitted)
Deferred tax assets:
Inventories	$665	$493
Accrued employees compensation and benefits costs	612	508
Accrued arbitration award and related liability	160	1,903
Net operating loss and credit carryforwards	388	287
Other	52	45
Minimum pension liability	2	7
Total deferred tax assets	1,879	3,243
Valuation allowance	(397)	(295)
Net deferred tax asset	1,482	2,948
Deferred tax liabilities:
Property, plant and equipment	(972)	(691)
Total deferred tax liabilities	(972)	(691)
Net deferred tax asset	$510	$2,257

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2015, except for a valuation allowance of $397,000 ($295,000 – 2014) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2015, the Company has net operating loss carryforwards with full valuation allowances from Pennsylvania of approximately $2,240,000 ($2,240,000 – 2014) and Arkansas of approximately $2,530,000 ($2,530,000 – 2014), which begin to expire in 2019 and 2016, respectively. The Company also has a New York state tax credit carryforward at December 31, 2015 of approximately $217,000 ($63,000 – 2014), which begins to expire in 2025.

There are no uncertain tax positions or unrecognized tax benefits for 2015 and 2014. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2012 through 2014 Federal and state tax returns remain subject to examination.

7.	Shareholders’ Equity

	Common Stock						Accumulated
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Other Comprehensive Loss	Total shareholders’ equity
	($000’s omitted except for share data)
Balance at December 31, 2013	2,614,506	$523	$14,024	$12,302	$(1,065)	$(2,024)	$(26)	$23,734
Net loss	-	-	-	(3,126)	-	-	-	(3,126)
Retirement benefits adjustment	-	-	-	-	-	-	12	12
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(202)	-	(202)
Stock based compensation	-	-	44	-	-	317	-	361
Balance at December 31, 2014	2,614,506	$523	$14,068	$9,176	$(964)	$(1,909)	$(14)	$20,880
Net income	-	-	-	4,597	-	-	-	4,597
Retirement benefits adjustment	-	-	-	-	-	-	11	11
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(114)	-	(114)
Cash dividend	-	-	-	(375)	-	-	-	(375)
Exercise of stock options, net of tax benefit	-	-	-	(3)	-	7	-	4
Stock based compensation, net of tax benefit	-	-	24	-	-	314	-	338
Balance at December 31, 2015	2,614,506	$523	$14,092	$13,395	$(863)	$(1,702)	$(3)	$25,442

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2015, the Company has purchased 331,970 shares and there remain 118,030 shares available to purchase under this program. There were no shares purchased by the Company in 2015.

-F15-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company's 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. During the years ended December 31, 2015 and 2014, there was approximately $361,000, respectively, of compensation expense related to the restrictive share awards.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. The dilutive effect of unvested restrictive stock is determined using the treasury stock method.

	Years Ended December 31,
	2015	2014
	($000’s omitted expect per share data)

Net income (loss)	$4,597	$(3,126)
Weighted average common shares outstanding (basic)	2,182	2,143
Unvested restricted stock	82	124
Weighted average common Shares outstanding (diluted)	2,264	2,267
Basic
Net income (loss) per share	$2.11	$(1.46)
Diluted
Net income (loss) per share	$2.03	$(1.38)

-F16-

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

A summary of the status of options granted under all employee plans is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($)

Outstanding and exercisable as of December 31, 2013	1,000	4.70	2.00	3,400

Outstanding and exercisable as of December 31, 2014	1,000	4.70	1.00	1,790

Outstanding and exercisable as of December 31, 2015	-	-	-	-

The Company's 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company. The restricted share awards vest over four year periods between January 2014 and January 2017; however, the restricted shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. During the years ended December 31, 2015 and 2014, there was $361,000 of compensation expense related to the restricted share awards. As of December 31, 2015, there is approximately $361,000 of unrecognized compensation related to the unvested restricted shares which is expected to be recognized over the next year.

A summary of the status of restricted share awards granted under all employee plans is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2014	123,750	$8.10
Granted in 2015	-
Forfeited in 2015	-
Vested in 2015	41,250
Unvested at December 31, 2015	82,500	$8.10

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

-F17-

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

Litigation. The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero, Inc. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company has not considered the risk of loss to be probable, and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. Accordingly, no gain or loss has been recognized in the accompanying financial statements related to this litigation.

Final Arbitration Award. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement.

The arbitration award, including interest and attorney’s fees and disbursements was approximately $5,201,000. The Company recognized the expense in fiscal 2014 and paid the award on March 6, 2015. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $471,000 has been accrued as of December 31, 2015 and is reflected as Accrued Arbitration Award Liability in the accompanying balance sheet.

Agreement with respect to Insurance Claim. As previously disclosed, the Company received $4,500,000 in the first quarter of 2015 from the carrier related to the Company's claim for insurance for damages the Company suffered in connection with the previously mentioned arbitration proceeding. The insurance carrier also paid under the policy partial attorney fees incurred by the Company in defense of the arbitration. The Company recorded the benefit from this agreement during the first quarter of 2015.

Leases. The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the twelve month periods ended December 31, 2015 and 2014 and future minimum payments under such leases are not material to the consolidated financial statements.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which approximately $3,432,000 was completed as of December 31, 2015 and is accounted for in property plant and equipment.

-F18-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s CPG was awarded a $300,000 grant from Cattaraugus County, New York. The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company’s CPG was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal to be used towards the purchase of equipment. As of December 31, 2015, the Company has received the grants in full and recorded them as a reduction to the carrying value of the asset.

Employment Agreements. The Company has entered into employment agreements with Dr. Nicholas D. Trbovich and Kenneth D. Trbovich pursuant to which they are entitled to receive minimum salary compensation of $596,000 and $350,000 per annum, respectively, or such greater amount as the Company’s Board of Directors may approve/ratify and individual and spousal lifetime health and life insurance benefits. In the event of death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location, he is entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes December 31, 2017 for Dr. Trbovich and December 31, 2019 for Kenneth Trbovich provided, however, the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, he will be entitled to a severance payment equal to nine month’s salary and benefits.

The Company provides certain postretirement health and life insurance benefits for Dr. Trbovich and Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired executives and dependents health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. See Note 5, Employee Benefit Plans for information regarding Other Postretirement Benefit Plans.

-F19-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Litigation

Except as set forth in Note 8, Commitments and Contingencies, there are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

10.	Related Party Transactions

The Company incurred legal fees and disbursements of approximately $99,000 and $129,000 in 2015 and 2014, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors.

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

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014	2015	2014
Revenues from unaffiliated customers	$28,596	$25,021	$8,133	$6,625	$36,729	$31,646
Cost of goods sold, exclusive of depreciation and amortization	(20,390)	(17,983)	(7,251)	(6,542)	(27,641)	(24,525)
Selling, general and administrative	(4,492)	(4,097)	(1,670)	(1,483)	(6,162)	(5,580)
Interest expense	(40)	(40)	(30)	(7)	(70)	(47)
Arbitration award expense	(50)	(5,597)	-	-	(50)	(5,597)
Depreciation and amortization	(493)	(468)	(225)	(184)	(718)	(652)
Insurance proceeds - arbitration	4,500	-	-	-	4,500	-
Other income, net	139	13	1	3	140	16
Income (loss) before income tax provision (benefit)	7,770	(3,151)	(1,042)	(1,588)	6,728	(4,739)
Income tax provision (benefit)	2,462	(1,072)	(331)	(541)	2,131	(1,613)
Net income (loss)	$5,308	$(2,079)	$(711)	$(1,047)	$4,597	$(3,126)
Total assets	$22,789	$23,092	$11,585	$12,153	$34,374	$35,245
Capital expenditures	$903	$803	$229	$2,351	$1,132	$3,154

12.	Subsequent Events

On March 14, 2016, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on May 16, 2016 to shareholders of record on April 11, 2016. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount will be recorded as a reduction to retained earnings on the accompanying consolidated balance sheet.

-F20-