Form 10-Q
period 2016-03-31
SERVOTRONICS INC /DE/
filed 2016-05-11
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $.20 par value	2,470,135

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,701	$3,268
Accounts receivable, net	6,866	6,838
Inventories, net	13,406	12,487
Prepaid income taxes	67	177
Deferred income taxes	1,155	1,155
Other current assets	999	326

Total current assets	25,194	24,251

Property, plant and equipment, net	9,729	9,755

Other non-current assets	373	368

Total Assets	$35,296	$34,374

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Dividend payable	371	-
Accounts payable	1,963	1,518
Accrued employee compensation and benefit costs	2,228	1,852
Other accrued liabilities	427	374

Total current liabilities	5,537	4,292

Long-term debt	3,387	3,524

Accrued arbitration award liability	471	471

Deferred income taxes	645	645

Commitments and contingencies (See Note 7)

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,260,739 (2,280,813 - 2015) shares	523	523
Capital in excess of par value	14,105	14,092
Retained earnings	13,282	13,395
Accumulated other comprehensive loss	(3)	(3)
Employee stock ownership trust commitment	(863)	(863)
Treasury stock, at cost 195,371 (175,297 - 2015) shares	(1,788)	(1,702)

Total shareholders’ equity	25,256	25,442

Total Liabilities and Shareholders’ Equity	$35,296	$34,374

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$8,947	$8,171

Cost, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	6,716	6,476
Selling, general and administrative	1,636	1,765
Depreciation and amortization	207	163
Interest expense	19	21
Arbitration award expense	-	50
Insurance proceeds – arbitration	-	(4,500)
Other income, net	-	(2)

Total expenses	8,578	3,973

Income before income tax provision	369	4,198

Income tax provision	111	1,427

Net income	$258	$2,771

Income per share:
Basic
Net income per share	$0.12	$1.27

Diluted
Net income per share	$0.11	$1.23

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows related to operating activities:
Net income	$258	$2,771
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	207	163
Deferred income tax	-	1,752
Stock based compensation	90	90
(Decrease) increase in inventory reserve	(2)	51
Decrease in allowance for doubtful accounts	(2)	(3)

Change in assets and liabilities:
Accounts receivable	(26)	(440)
Inventories	(917)	(116)
Prepaid income taxes	109	(337)
Other current assets	(673)	(100)
Other non-current assets	(5)	(5)
Accounts payable	445	697
Accrued employee compensation and benefit costs	376	235
Accrued arbitration award liability	-	(5,152)
Other accrued liabilities	53	67
Accrued income taxes	-	(33)

Net cash used in operating activities	(87)	(360)

Cash flows related to investing activities:
Capital expenditures – property, plant and equipment	(178)	(281)

Net cash used in investing activities	(178)	(281)

Cash flows related to financing activities:
Principal payments on long-term debt	(137)	(159)
Purchase of treasury shares	(165)	(114)

Net cash used in financing activities	(302)	(273)

Net decrease in cash and cash equivalents	(567)	(914)

Cash and cash equivalents at beginning of period	3,268	4,166

Cash and cash equivalents at end of period	$2,701	$3,252

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated financial statements should be read in conjunction with the 2015 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $86,000 at March 31, 2016 and $88,000 at December 31, 2015. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately and $1,427,000 and $1,429,000 at March 31, 2016 and December 31, 2015, respectively. Pre-production and start-up costs are expensed as incurred.

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

In 2015, The Company’s CPG received approximately $700,000 in County and State grants that were used towards the purchase of machinery and equipment. The Company recorded the grant proceeds as a reduction to the carrying value of the related assets. See Note 7, Commitments and Contingencies, for more information related to the facility expansion and subject grants.

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for income tax purposes. Depreciation expense includes the amortization of capital lease assets. The estimated useful lives of depreciable properties are generally as follows:

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2016 or December 31, 2015, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2016 and 2015. The Company did not have any uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2016 and December 31, 2015. The 2012 through 2014 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were no income taxes paid during the three months ended March 31, 2016 and approximately $46,000 of income taxes paid for the three months ended March 31, 2015. Interest paid amounted to approximately $18,000 and $28,000, respectively, during the three months ended March 31, 2016 and 2015. On March 14, 2016, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on May 16, 2016 to shareholders of record on April 11, 2016 and was approximately $371,000 in the aggregate.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2016 and December 31, 2015.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” There are elements of the new standard that could impact almost all entities to some extent, although the lessees will likely see the most significant changes. Lessee will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company has not yet performed an assessment of the impact on the financial statements and disclosures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	March 31, 2016	December 31, 2015
	($000’s omitted)
Raw material and common parts, net of reserve	$6,891	$6,627
Work-in-process, net of reserve	2,905	2,699
Finished goods, net of reserve	3,610	3,161
Total inventories	$13,406	$12,487

4.	Property, Plant and Equipment

	March 31, 2016	December 31, 2015
	($000’s omitted)
Land	$21	$21
Buildings	10,359	10,343
Machinery, equipment and tooling	15,076	14,934
Construction in progress	77	57
	25,533	25,355
Less accumulated depreciation and amortization	(15,804)	(15,600)
Total property, plant and equipment	$9,729	$9,755

Property, plant and equipment includes land and facilities in both Elma and Franklinville, New York. As of March 31, 2016 and December 31, 2015, accumulated depreciation on the facilities amounted to approximately $3,311,000 and $3,258,000, respectively.

Depreciation and amortization expense amounted to approximately $207,000 and $163,000 for the three months ended March 31, 2016 and 2015, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of March 31, 2016, there is approximately $77,000 ($57,000 – 2015) of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group. See Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	March 31, 2016	December 31, 2015
	($000’s omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.84% as of March 31, 2016); monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$2,292	$2,358

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.84% as of March 31, 2016); monthly principal payments of $23,810 through 2021	1,643	1,714
	3,935	4,072
Less current portion	(548)	(548)
	$3,387	$3,524

The Company has a $2,000,000 line of credit on which there was no balance outstanding at March 31, 2016 and December 31, 2015.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2016 and December 31, 2015 the Company was in compliance with these covenants.

6.	Shareholders’ Equity

			($000’s omitted except for share data)
	Common Stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Accumulated Other Comprehensive Loss	Total shareholders’ equity
Balance at December 31, 2015	2,614,506	$523	$14,092	$13,395	$(863)	$(1,702)	$(3)	$25,442
Net income	-	-	-	258	-	-	-	258
Purchase of treasury shares	-	-	-	-	-	(165)	-	(165)
Dividend payable	-	-	-	(371)	-	-	-	(371)
Stock based compensation, net of tax benefit	-	-	13	-	-	79	-	92
Balance at March 31, 2016	2,614,506	$523	$14,105	$13,282	$(863)	$(1,788)	$(3)	$25,256

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2016, the Company has purchased 334,709 shares and there remain 115,291 shares available to purchase under this program. There were 2,739 shares purchased by the Company during the three month period ended March 31, 2016.

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company's 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and will be recognized over the four year requisite service period. Included in the three months ended March 31, 2016 and 2015 is approximately $90,000 of compensation expense related to the restrictive share awards.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2016, 41,250 shares of restricted stock vested of which 17,335 shares were withheld and repurchased by the Company for approximately $145,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

On March 14, 2016, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend will be paid on May 16, 2016 to shareholders of record on April 11, 2016 and was approximately $371,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable on the accompanying consolidated balance sheet.

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

	Three Months Ended March 31,
	2016	2015
	($000’s omitted except per share data)
Net income	$258	$2,771
Weighted average common shares outstanding (basic)	2,221	2,179
Incremental shares from assumed conversions of stock options	-	-
Unvested restricted stock	41	82
Weighted average common Shares outstanding (diluted)	2,262	2,261
Basic
Net income per share	$0.12	$1.27
Diluted
Net income per share	$0.11	$1.23

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies

Litigation. The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero, Inc. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company considers the risk of loss remote, and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. Accordingly, no gain or loss has been recognized in the accompanying financials statements related to this litigation.

Final Arbitration Award. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $471,000 has been accrued as of March 31, 2016 and is reflected as Accrued Arbitration Award Liability in the accompanying balance sheet.

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

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which $3,432,000 was completed as of March 31, 2016 and is included in property, plant and equipment.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Litigation

Except as set forth in Note 7, Commitments and Contingencies, there are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

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

As of March 31, 2016, the Company had identifiable assets of approximately $35,296,000 ($34,374,000 – December 31, 2015) of which approximately $23,726,000 ($22,789,000 – December 31, 2015) was for ATG and approximately $11,570,000 ($11,585,000 – December 31, 2015) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Revenues from unaffiliated customers	$7,110	$6,353	$1,837	$1,818	$8,947	$8,171
Cost of goods sold, exclusive of depreciation and amortization	(5,169)	(4,751)	(1,547)	(1,725)	(6,716)	(6,476)
Selling, general and administrative	(1,132)	(1,359)	(504)	(406)	(1,636)	(1,765)
Depreciation and amortization	(140)	(117)	(67)	(46)	(207)	(163)
Interest expense	(11)	(13)	(8)	(8)	(19)	(21)
Arbitration award expense	-	4,500	-	-	-	4,500
Insurance proceeds - arbitration	-	(50)	-	-	-	(50)
Other income, net	-	2	-	-	-	2
Income (loss) before income tax provision (benefit)	658	4,565	(289)	(367)	369	4,198
Income tax provision (benefit)	198	1,552	(87)	(125)	111	1,427
Net income (loss)	$460	$3,013	$(202)	$(242)	$258	$2,771
Capital expenditures	$139	$188	$39	$93	$178	$281

10.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Subsequent Events

On April 11, 2016, the Company issued 51,000 shares of restricted stock to Executive Officers and certain key management of the Company under the Company's 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. The restricted share awards have varying vesting periods between January 2017 and January 2018; however, these shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be approximately $406,000 and will be recognized over the requisite service period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three month periods ended March 31, 2016 and 2015 approximately 8% and 12%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

The ATG engages in business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations based on changes in the global economy and other factors.

The CPG continues to diversify its revenue streams with a broader government focus and new commercial channels, including the addition of national retailers, international accounts, and a direct-to-consumer business line, in response to recent and ongoing reductions in military spending. The CPG is also actively growing its custom manufacturing business to provide a wide range of metal and plastic fabrication services to a variety of consumer and industrial companies. New product development is focused on the commercialization of products with applications that span government and civilian requirements to maximize demand or that open up new lines of business entirely.

See also Note 9, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income (loss) data for the three months ended March 31, 2016 and 2015 ($000’s omitted):

	Three Months Ended March 31,
					2016 vs 2015
	2016		2015		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$7,110	79.5%	$6,353	77.8%	$757	11.9%
Consumer Products	1,837	20.5%	1,818	22.2%	19	1.0%
	8,947	100.0%	8,171	100.0%	776	9.5%
Cost of goods sold, exclusive of depreciation and amortization	6,716	75.1%	6,476	79.3%	240	3.7%
Selling, general and administrative	1,636	18.3%	1,765	21.6%	(129)	(7.3%)
Depreciation and amortization	207	2.3%	163	2.0%	44	27.0%
Arbitration award expense	-	-	50	0.6%	(50)	(100.0%)
Insurance proceeds – arbitration	-	-	(4,500)	(55.1%)	4,500	(100.0%)
Total costs and expenses	8,559	95.7%	3,954	48.4%	4,605	116.5%
Operating income, net	388	4.3%	4,217	51.6%	(3,829)	(90.8%)
Interest expense	19	0.2%	21	0.3%	(2)	(9.5%)
Other income, net	-	-	(2)	-	2	100.0%
Income tax provision	111	1.2%	1,427	17.5%	(1,316)	(92.2%)
Net income	$258	2.9%	$2,771	33.9%	$(2,513)	(90.7%)

Revenue

The Company’s consolidated revenues from operations increased approximately $776,000 or 9.5% for the three month period ended March 31, 2016 when compared to the same period in 2015. The increase in revenue is primarily the result of increases in commercial shipments at ATG.

Cost of Goods Sold

Cost of sales as a percentage of sales decreased from 79.3% to 75.1% for the three month period ended March 31, 2016 when compared to the same period in 2015 due in part to the mix of product sold as well as the realization of implemented operational efficiencies attributed to increased production volumes for in-house and outsourced operations. Total employment levels grew from 289 employees at March 31, 2015 to 310 at March 31, 2016. The increase in employees is in response to an increase in production capacity requirements at both ATG and CPG. The Company continues to pursue cost saving opportunities in material procurements and operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased approximately $129,000 or 7.3% for the three month period ended March 31, 2016 when compared to the same period in 2015. Approximately 61% of SG&A expense relates to labor and labor related expense to support SG&A functions. Such expenses decreased approximately $139,000 primarily due to timing difference in the accrual of employee compensation. Approximately 16% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses increased approximately $68,000 as a result of additional investment in media and and catalog advertising and travel opportunities to promote new product development. Approximately 10% of SG&A expense is attributable to professional and legal services, such expenses decreased approximately $64,000 primarily due to a reduction in legal expenses associated with the previously disclosed arbitration proceedings with a Former Employee.

Depreciation and Amortization Expense

Depreciation and amortization increased approximately $44,000 or 27.0% for the three month period ended March 31, 2016 and when compared to the same period in 2015 primarily due to the assets related to CPG expansion and renovation being placed in service in 2015. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

Arbitration Award Expense

The Company incurred approximately $50,000 in additional interest in the first quarter of 2015 related to an arbitration award finalized on February 23, 2015, prior to payment of the award on March 6, 2015. The Company does not expect to have any further material expenditures related to the arbitration.

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

Interest Expense

Interest expense remained relatively consistent for the three month period ended March 31, 2016 when compared to the same period in 2015. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 30.0% and 34.0% for the three month period ended March 31, 2016 and 2015, respectively. The effective tax rate in both years reflects federal and state income taxes and permanent non-deductible expenditures.

Net Income

Net income for the three month period ended March 31, 2016 decreased approximately $2,513,000 when compared to the same period in 2015. This decrease is the result of the insurance settlement received on February 20, 2015 as discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements offset by increases in revenues in the respective period.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2016, the Company had working capital of approximately $19,657,000 ($19,959,000 – December 31, 2015) of which approximately $2,701,000 ($3,268,000 – December 31, 2015) was comprised of cash and cash equivalents.

The Company used approximately $87,000 in cash from operations during the three months ended March 31, 2016. Cash was generated primarily through net income, timing differences in payments to vendors as well as other accrued items. The primary use of cash for the Company’s operating activities for the three months ended March 31, 2016 include working capital requirements, mainly timing differences on collections of accounts receivable, increases in inventory, prepayments on insurances and property tax and other current assets. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the three months ended March 31, 2016 included approximately $137,000 of current principal payments on long-term debt as well as approximately $165,000 for the purchase of treasury shares. The Company also expended approximately $178,000 for capital expenditures during the three months ended March 31, 2016.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit, which replaced the Company’s previous $2,000,000 line of credit, was renewed on May 28, 2015 and is available until June 22, 2016, unless subsequently renewed. As of March 31, 2016, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014. In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) also entered into a separate Loan Agreement with the Bank on December 1, 2014. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan are being used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

Borrowings under these Credit Facilities bear interest, at the Company’s option, at the Bank’s Prime Rate or LIBOR plus 1.4%. Principal installments are payable on the Term Loan and the OKC Term Loan through December 1, 2021 with a balloon payment of $786,000 at maturity of the Term Loan. The Term Loan and Line of Credit are secured by all of the Company’s equipment, receivables and inventory. The OKC Term Loan is secured by substantially all of OKC’s equipment and is fully and unconditionally guaranteed by the Company.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2016. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2016, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 7, Commitments and Contingencies, there are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities

2016 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January	17,335(2)	$8.35	-	118,030
February	-	-	-	118,030
March	-	$7.62	2,739	115,291
Total	17,335	$8.25	2,739	115,291

(1)    The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2016, the Company has purchased 334,709 shares and there remain 115,291 shares available to purchase under this program. There were 2,739 shares purchased by the Company during the three month period ended March 31, 2016.

(2)    Includes 17,335 shares withheld/purchased by the Company in January 2016 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: May 11, 2016

SERVOTRONICS, INC.

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

- 21 -