Form 10-Q
period 2016-06-30
SERVOTRONICS INC /DE/
filed 2016-08-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $.20 par value	2,470,135

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,716	$3,268
Accounts receivable, net	7,813	6,838
Inventories, net	13,539	12,487
Prepaid income taxes	-	177
Deferred income taxes	1,155	1,155
Other current assets	780	326

Total current assets	26,003	24,251

Property, plant and equipment, net	10,050	9,755

Other non-current assets	373	368

Total Assets	$36,426	$34,374

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Accounts payable	2,187	1,518
Accrued employee compensation and benefit costs	2,119	1,852
Accrued income taxes	221	-
Other accrued liabilities	585	374

Total current liabilities	5,660	4,292

Long-term debt	3,251	3,524

Accrued arbitration award liability	471	471

Deferred income taxes	645	645

Commitments and contingencies (See Note 7)

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,311,739 (2,280,813 - 2015) shares	523	523
Capital in excess of par value	14,126	14,092
Retained earnings	14,277	13,395
Accumulated other comprehensive loss	(3)	(3)
Employee stock ownership trust commitment	(863)	(863)
Treasury stock, at cost 144,371 (175,297 - 2015) shares	(1,661)	(1,702)

Total shareholders’ equity	26,399	25,442

Total Liabilities and Shareholders’ Equity	$36,426	$34,374

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$10,296	$9,242	$19,243	$17,413

Cost, expenses and other (income):
Cost of goods sold, exclusive of depreciation and amortization	7,129	6,926	13,845	13,402
Selling, general and administrative	1,521	1,312	3,157	3,077
Depreciation and amortization	205	177	412	340
Interest expense	17	14	36	35
Arbitration award expense	-	-	-	50
Insurance proceeds – arbitration	-	-	-	(4,500)
Other income, net	(10)	(128)	(10)	(130)

Total expenses	8,862	8,301	17,440	12,274

Income before income tax provision	1,434	941	1,803	5,139

Income tax provision	430	320	541	1,747

Net income	$1,004	$621	$1,262	$3,392

Income per share:
Basic
Net income per share	$0.45	$0.28	$0.57	$1.56

Diluted
Net income per share	$0.43	$0.27	$0.55	$1.50

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows related to operating activities:
Net income	$1,262	$3,392
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	412	340
Deferred income tax	-	1,752
Stock based compensation	238	180
Increase in inventory reserve	46	55
Decrease in allowance for doubtful accounts	(5)	(7)
Loss on sale or property	-	(5)

Change in assets and liabilities:
Accounts receivable	(970)	(197)
Inventories	(1,098)	(120)
Prepaid income taxes	173	(114)
Other current assets	(454)	(165)
Other non-current assets	(5)	(3)
Accounts payable	669	332
Accrued employee compensation and benefit costs	267	284
Accrued arbitration award liability	-	(5,152)
Other accrued liabilities	211	(126)
Accrued income taxes	221	(29)

Net cash provided by operating activities	967	417

Cash flows related to investing activities:
Capital expenditures – property, plant and equipment	(701)	(647)
Proceeds from sale of assets	-	33

Net cash used in investing activities	(701)	(614)

Cash flows related to financing activities:
Principal payments on long-term debt	(273)	(274)
Purchase of treasury shares	(165)	(114)
Cash dividend	(380)	-

Net cash used in financing activities	(818)	(388)

Net decrease in cash and cash equivalents	(552)	(585)

Cash and cash equivalents at beginning of period	3,268	4,166

Cash and cash equivalents at end of period	$2,716	$3,581

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated financial statements should be read in conjunction with the 2015 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $83,000 at June 30, 2016 and $88,000 at December 31, 2015. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,475,000 and $1,429,000 at June 30, 2016 and December 31, 2015, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2016 or December 31, 2015, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and six months ended June 30, 2016 and 2015. The Company did not have any uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2016 and December 31, 2015. The 2012 through 2014 federal and state tax returns remain subject to examination.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2016 and 2015 amounted to approximately $134,000 and $136,000. Interest paid during the six months ended June 30, 2016 and 2015 amounted to approximately $36,000 and $43,000, respectively. On March 14, 2016, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on May 16, 2016 to shareholders of record on April 11, 2016 and was approximately $380,000 in the aggregate.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2016 and December 31, 2015.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” There are elements of the new standard that could impact almost all entities to some extent, although the lessees will likely see the most significant changes. Lessee will need to recognize virtually all of their leases on the balance sheet, by recording the right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim period within those fiscal years, beginning December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company has not yet performed an assessment of the impact on the financial statements and disclosures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

3.	Inventories

	June 30, 2016	December 31, 2015
	($000’s omitted)
Raw material and common parts, net of reserve	$7,201	$6,627
Work-in-process, net of reserve	2,720	2,699
Finished goods, net of reserve	3,618	3,161
Total inventories	$13,539	$12,487

4.	Property, Plant and Equipment

	June 30, 2016	December 31, 2015
	($000’s omitted)
Land	$21	$21
Buildings	10,413	10,343
Machinery, equipment and tooling	15,559	14,934
Construction in progress	63	57
	26,056	25,355
Less accumulated depreciation and amortization	(16,006)	(15,600)
Total property, plant and equipment	$10,050	$9,755

Property, plant and equipment includes land and facilities in both Elma and Franklinville, New York. As of June 30, 2016 and December 31, 2015, accumulated depreciation on the facilities amounted to approximately $3,365,000 and $3,258,000, respectively.

Depreciation and amortization expense amounted to $205,000 and $177,000 for the three month periods ended June 30, 2016 and 2015, respectively, and amounted to $412,000 and $340,000 for the six month periods ended June 30, 2016 and 2015, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of June 30, 2016, there is approximately $63,000 ($57,000 – 2015) of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group. See Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	June 30, 2016	December 31, 2015
	($000’s omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.86% as of June 30, 2016); monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$2,227	$2,358

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.86% as of June 30, 2016); monthly principal payments of $23,810 through 2021	1,572	1,714
	3,799	4,072
Less current portion	(548)	(548)
	$3,251	$3,524

The Company has a $2,000,000 line of credit on which there was no balance outstanding at June 30, 2016 and December 31, 2015.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2016 and December 31, 2015 the Company was in compliance with these covenants.

6.	Shareholders’ Equity

			($000’s omitted except for share data)
	Common Stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Accumulated Other Comprehensive Loss	Total shareholders’ equity
Balance at December 31, 2015	2,614,506	$523	$14,092	$13,395	$(863)	$(1,702)	$(3)	$25,442
Net income	-	-	-	1,262	-	-	-	1,262
Purchase of treasury shares	-	-	-	-	-	(165)	-	(165)
Cash dividend	-	-	-	(380)	-	-	-	(380)
Stock based compensation, net of tax benefit	-	-	34	-	-	206	-	240
Balance at June 30, 2016	2,614,506	$523	$14,126	$14,277	$(863)	$(1,661)	$(3)	$26,399

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2016, the Company has purchased 334,709 shares and there remain 115,291 shares available to purchase under this program. There were 2,739 shares purchased by the Company during the six month period ended June 30, 2016.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2016, the Company issued 51,000 shares of restricted stock to Executive Officers and certain key management of the Company under the Company’s 2012 Long-Term Incentive Plan. The restricted share awards have varying vesting periods between January 2017 and January 2018; however, these shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be approximately $406,000 and will be recognized over the requisite service period.

Included in the six months ended June 30, 2016 and 2015 is approximately $238,000 and $180,000, respectively, of compensation expense related to the restrictive share awards.

On January 1, 2016, 41,250 shares of restricted stock vested of which 17,335 shares were withheld and repurchased by the Company for approximately $145,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

On March 14, 2016, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on May 16, 2016 to shareholders of record on April 11, 2016 and was approximately $380,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded as a reduction to retained earnings on the accompanying consolidated balance sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($000’s omitted except per share data)
Net income	$1,004	$621	$1,262	$3,392
Weighted average common shares outstanding (basic)	2,220	2,179	2,195	2,179
Incremental shares from assumed conversions of stock options	-	-	-	-
Unvested restricted stock	92	82	92	82
Weighted average common Shares outstanding (diluted)	2,312	2,261	2,287	2,261
Basic
Net income per share	$0.45	$0.28	$0.57	$1.56
Diluted
Net income per share	$0.43	$0.27	$0.55	$1.50

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies

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

Final Arbitration Award. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $471,000 has been accrued as of June 30, 2016 and is reflected as Accrued Arbitration Award Liability in the accompanying balance sheet.

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

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which $3,432,000 was completed as of June 30, 2016 and is included in property, plant and equipment.

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

The Company’s CPG was awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company’s CPG was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal to be used towards the purchase of equipment. As of December 31, 2015, the Company had received the grants in full and recorded them as a reduction to the carrying value of the asset.

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

As of June 30, 2016, the Company had identifiable assets of approximately $36,426,000 ($34,374,000 – December 31, 2015) of which approximately $24,319,000 ($22,789,000 – December 31, 2015) was for ATG and approximately $12,107,000 ($11,585,000 – December 31, 2015) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Revenues from unaffiliated customers	$15,365	$13,554	$3,878	$3,859	$19,243	$17,413
Cost of goods sold, exclusive of depreciation and amortization	(10,643)	(9,857)	(3,202)	(3,545)	(13,845)	(13,402)
Selling, general and administrative	(2,236)	(2,317)	(921)	(760)	(3,157)	(3,077)
Depreciation and amortization	(276)	(241)	(136)	(99)	(412)	(340)
Interest expense	(21)	(20)	(15)	(15)	(36)	(35)
Arbitration award expense	-	(50)	-	-	-	(50)
Insurance proceeds - arbitration	-	4,500	-	-	-	4,500
Other income, net	10	129	-	1	10	130
Income (loss) before income tax provision (benefit)	2,199	5,698	(396)	(559)	1,803	5,139
Income tax provision (benefit)	660	1,937	(119)	(190)	541	1,747
Net income (loss)	$1,539	$3,761	$(277)	$(369)	$1,262	$3,392
Capital expenditures	$543	$375	$158	$272	$701	$647

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	ATG		CPG		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Revenues from unaffiliated customers	$8,256	$7,201	$2,040	$2,041	$10,296	$9,242
Cost of goods sold, exclusive of depreciation and amortization	(5,474)	(5,106)	(1,655)	(1,820)	(7,129)	(6,926)
Selling, general and administrative	(1,105)	(957)	(416)	(355)	(1,521)	(1,312)
Depreciation and amortization	(136)	(124)	(69)	(53)	(205)	(177)
Interest expense	(10)	(7)	(7)	(7)	(17)	(14)
Other income, net	10	127	-	1	10	128
Income (loss) before income tax provision (benefit)	1,541	1,134	(107)	(193)	1,434	941
Income tax provision (benefit)	462	385	(32)	(65)	430	320
Net income (loss)	$1,079	$749	$(75)	$(128)	$1,004	$621
Capital expenditures	$404	$187	$119	$179	$523	$366

10.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

11.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three and six months ended June 30, 2016 approximately 8% of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors, this compares to 12% for the same three and six months ended 2015. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The CPG continues to diversify its revenue streams with a broader government focus and new commercial channels, including the addition of national retailers, international accounts, and a direct-to-consumer business line in response to recent and ongoing reductions in military spending. The CPG is also actively growing its custom manufacturing business to provide a wide range of metal and plastic fabrication services to a variety of consumer and industrial companies. New product development is focused on the commercialization of products with applications that span government and civilian requirements to maximize demand or that open up new lines of business entirely.

See also Note 9, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six and three months ended June 30, 2016 and 2015 ($000’s omitted):

	Six Months Ended June 30,
					2016 vs 2015
	2016		2015		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$15,365	79.8%	$13,554	77.8%	$1,811	13.4%
Consumer Products	3,878	20.2%	3,859	22.2%	19	0.5%
	19,243	100.0%	17,413	100.0%	1,830	10.5%
Cost of goods sold, exclusive of depreciation and amortization	13,845	71.9%	13,402	77.0%	443	3.3%
Selling, general and administrative	3,157	16.4%	3,077	17.7%	80	2.6%
Depreciation and amortization	412	2.1%	340	2.0%	72	21.2%
Arbitration award expense	-	-	50	0.3%	(50)	(100.0%)
Insurance proceeds – arbitration	-	-	(4,500)	(25.8%)	4,500	(100.0%)
Total costs and expenses	17,414	90.4%	12,369	71.2%	5,045	40.8%
Operating income, net	1,829	9.6%	5,044	28.8%	(3,215)	(63.7%)
Interest expense	36	0.2%	35	0.2%	1	2.9%
Other income, net	(10)	-	(130)	(0.7%)	120	92.3%
Income tax provision	541	2.8%	1,747	10.0%	(1,206)	(69.0%)
Net income	$1,262	6.6%	$3,392	19.4%	$(2,130)	(62.8%)

	Three Months Ended June 30,
					2016 vs 2015
	2016		2015		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$8,256	80.2%	$7,201	77.9%	$1,055	14.7%
Consumer Products	2,040	19.8%	2,041	22.1%	(1)	-
	10,296	100.0%	9,242	100.0%	1,054	11.4%
Cost of goods sold, exclusive of depreciation and amortization	7,129	69.2%	6,926	74.9%	203	2.9%
Selling, general and administrative	1,521	14.8%	1,312	14.2%	209	15.9%
Depreciation and amortization	205	2.0%	177	2.0%	28	15.8%
Total costs and expenses	8,855	86.0%	8,415	91.1%	440	5.2%
Operating income, net	1,441	14.0%	827	8.9%	614	74.2%
Interest expense	17	0.2%	14	0.2%	3	21.4%
Other income, net	(10)	(0.1%)	(128)	(1.4%)	118	(92.2%)
Income tax provision	430	4.2%	320	3.5%	110	34.4%
Net income	$1,004	9.7%	$621	6.6%	$383	61.7%

Revenue

The Company’s consolidated revenues from operations increased approximately $1,830,000 or 10.5% for the six month period ended June 30, 2016 and increased approximately $1,054,000 or 11.4% for the three month period ended June 30, 2016 when compared to the same periods in 2015. The increase in revenue is primarily the result of increases in commercial shipments at ATG in response to increased demand for the Company’s products.

Cost of Goods Sold

Cost of goods sold as a percentage of sales decreased from 77.0% to 71.9% for the six month period ended June 30, 2016 and decreased from 74.9% to 69.2% for the three month period ended June 30, 2016 when compared to the same periods in 2015 due in part to the mix of product sold as well as the realization of implemented operational efficiencies attributed to increased production volumes for in-house and outsourced operations. Total employment levels grew from 301 employees at June 30, 2015 to 309 at June 30, 2016. The increase in employees is in response to an increase in production capacity requirements at both ATG and CPG as evidenced by an increase in the value of purchase orders placed of 34% at the ATG and 2% at the CPG when comparing the six months period ending June 30, 2016 to the same period of 2015. The Company continues to pursue cost saving opportunities in material procurements and operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $80,000 or 2.6% for the six month period ended June 30, 2016 and increased approximately $209,000 or 15.9% for the three month period ended June 30, 2016 when compared to the same periods in 2015. Approximately 66% of SG&A expense relates to labor and labor related expense to support SG&A functions. Such expenses increased approximately $45,000 primarily due to an increase in salaries, wages and employee benefit costs for new and existing employees. Approximately 13% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses increased approximately $121,000 as a result of additional investment in media and catalog advertising and travel opportunities to promote new product development. Approximately 8% of SG&A expense is attributable to professional and legal services, such expenses decreased approximately $69,000 primarily due to a reduction in legal expenses associated with the previously disclosed arbitration proceedings with a Former Employee.

Depreciation and Amortization Expense

Depreciation and amortization increased approximately $72,000 or 21.2% for the six month period ended June 30, 2016 and increased approximately $28,000 or 15.8% for the three month period ended June 30, 2016 and when compared to the same periods in 2016 primarily due to the assets related to CPG expansion and renovation being placed in service in late 2015. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on anticipated capital expenditures.

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

Interest Expense

Interest expense remained relatively consistent for the six and three month periods ended June 30, 2016 when compared to the same periods in 2015. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 30.0% and 34.0% for the six month periods and approximately 30.0% and 34.0% for the three month periods ended June 30, 2016 and 2015, respectively. The effective tax rate in both years reflects federal and state income taxes and permanent non-deductible expenditures.

Net Income

Net income for the six month period ended June 30, 2016 decreased approximately $2,130,000 and increased approximately $383,000 for the three month period ended June 30, 2016 when compared to the same periods in 2015. The six month decrease is the result of the insurance settlement received on February 20, 2015 as discussed in Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements offset by increases in revenues and operating profits in the respective periods.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At June 30, 2016, the Company had working capital of approximately $20,343,000 ($19,959,000 – December 31, 2015) of which approximately $2,716,000 ($3,268,000 – December 31, 2015) was comprised of cash and cash equivalents.

The Company generated approximately $967,000 in cash from operations during the six months ended June 30, 2016. Cash was generated primarily through net income, accrued income taxes, timing differences in payments to vendors as well as other accrued items. The primary use of cash for the Company’s operating activities for the six months ended June 30, 2016 include working capital requirements, mainly timing differences on collections of accounts receivable, increases in inventory and other current assets. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the six months ended June 30, 2016 included approximately $273,000 of current principal payments on long-term debt, approximately $380,000 for cash dividends paid on May 16, 2016 as well as approximately $165,000 for the purchase of treasury shares. The Company also expended approximately $701,000 for capital expenditures during the six months ended June 30, 2016.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit, which replaced the Company’s previous $2,000,000 line of credit, was renewed on May 23, 2016 and is available until June 21, 2017, unless subsequently renewed. As of June 30, 2016, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014. In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) also entered into a separate Loan Agreement with the Bank on December 1, 2014. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan are being used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2016. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2016, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2016 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	20,074(2)	$8.25	2,739	115,291
April	-	-	-	115,291
May	-	-	-	115,291
June	-	-	-	115,291
Total	20,074	$8.25	2,739	115,291

(1)  The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2016, the Company has purchased 334,709 shares and there remain 115,291 shares available to purchase under this program. There were 2,739 shares purchased by the Company during the six month period ended June 30, 2016.

(2)  Includes 17,335 shares withheld/purchased by the Company in January 2016 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Non-Employee Director Compensation Policy adopted effective as of October 1, 2015, amended as of June 10, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from fixed price contracts with agencies of the U.S. Government or their prime contractors. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy, including political risks, adverse changes in legal and regulatory environments~~,~~ and difficulty in predicting defense appropriations, the introduction of new technologies and the impact of competitive products, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components, the Company’s ability to accurately align capacity with demand, the availability of financing and changes in interest rates, the outcome of pending and potential litigation and the additional risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2016

SERVOTRONICS, INC.

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

By:	/s/ Cari L. Jaroslawsky, Chief Financial Officer
Cari L. Jaroslawsky
Chief Financial Officer

- 22 -