Form 10-Q
period 2016-09-30
SERVOTRONICS INC /DE/
filed 2016-11-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $.20 par value	2,467,235

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,867	$3,268
Accounts receivable, net	7,347	6,838
Inventories, net	13,939	12,487
Prepaid income taxes	106	177
Deferred income taxes	1,155	1,155
Other assets	401	326

Total current assets	25,815	24,251

Property, plant and equipment, net	9,941	9,755

Other non-current assets	374	368

Total Assets	$36,130	$34,374

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Accounts payable	2,116	1,518
Accrued employee compensation and benefit costs	1,836	1,852
Other accrued liabilities	519	374

Total current liabilities	5,019	4,292

Long-term debt	3,114	3,524

Accrued arbitration award liability	471	471

Deferred income taxes	645	645

Commitments and contingencies (See Note 7)

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,308,839 (2,280,813 - 2015) shares	523	523
Capital in excess of par value	14,146	14,092
Retained earnings	14,643	13,395
Accumulated other comprehensive loss	(3)	(3)
Employee stock ownership trust commitment	(863)	(863)
Treasury stock, at cost 147,271 (175,297 - 2015) shares	(1,565)	(1,702)

Total shareholders’ equity	26,881	25,442

Total Liabilities and Shareholders’ Equity	$36,130	$34,374

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$9,465	$9,709	$28,708	$27,122

Cost, expenses and other (income):
Cost of goods sold, exclusive of depreciation and amortization	7,043	6,893	20,888	20,295
Selling, general and administrative	1,658	1,486	4,815	4,563
Depreciation and amortization	198	185	610	525
Interest expense	18	18	54	53
Arbitration award expense	-	-	-	50
Insurance proceeds – arbitration	-	-	-	(4,500)
Other income, net	(9)	(1)	(19)	(131)

Total expenses	8,908	8,581	26,348	20,855

Income before income tax provision	557	1,128	2,360	6,267

Income tax provision	191	384	732	2,131

Net income	$366	$744	$1,628	$4,136

Income per share:
Basic
Net income per share	$0.17	$0.34	$0.74	$1.90

Diluted
Net income per share	$0.16	$0.33	$0.71	$1.83

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows related to operating activities:
Net income	$1,628	$4,136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	610	525
Deferred income tax	-	1,752
Stock based compensation	386	271
Increase in inventory reserve	14	112
(Decrease) increase in allowance for doubtful accounts	(8)	19
Loss on disposal of property and equipment	-	(5)

Change in assets and liabilities:
Accounts receivable	(501)	(644)
Inventories	(1,466)	(766)
Prepaid income taxes	63	-
Other current assets	(75)	(381)
Other non-current assets	(6)	11
Accounts payable	598	674
Accrued employee compensation and benefit costs	(16)	348
Accrued arbitration award liability	-	(5,152)
Other accrued liabilities	145	(62)
Accrued income taxes	-	232

Net cash provided by operating activities	1,372	1,070

Cash flows related to investing activities:
Capital expenditures – property, plant and equipment	(786)	(1,385)
Proceeds from sale of assets	-	33

Net cash used in investing activities	(786)	(1,352)

Cash flows related to financing activities:
Principal payments on long-term debt	(410)	(410)
Purchase of treasury shares	(197)	(114)
Cash dividend	(380)	(375)

Net cash used by financing activities	(987)	(899)

Net decrease in cash and cash equivalents	(401)	(1,181)

Cash and cash equivalents at beginning of period	3,268	4,166

Cash and cash equivalents at end of period	$2,867	$2,985

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated financial statements should be read in conjunction with the 2015 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $80,000 at September 30, 2016 and $88,000 at December 31, 2015. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,443,000 and $1,429,000 at September 30, 2016 and December 31, 2015, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2016 or December 31, 2015, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and nine months ended September 30, 2016 and 2015. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2016 and December 31, 2015. The 2013 through 2015 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2016 and 2015 amounted to approximately $644,000 and $136,000. Interest paid during the nine months ended September 30, 2016 and 2015 amounted to approximately $54,000 and $60,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2016 and December 31, 2015.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

3.	Inventories

	September 30, 2016	December 31, 2015
	($000’s omitted)
Raw material and common parts, net of reserve	$7,624	$6,627
Work-in-process, net of reserve	2,840	2,699
Finished goods, net of reserve	3,475	3,161
Total inventories	$13,939	$12,487

4.	Property, Plant and Equipment

	September 30, 2016	December 31, 2015
	($000’s omitted)
Land	$21	$21
Buildings	10,414	10,343
Machinery, equipment and tooling	15,642	14,934
Construction in progress	64	57
	26,141	25,355
Less accumulated depreciation and amortization	(16,200)	(15,600)
Total property, plant and equipment	$9,941	$9,755

Property, plant and equipment includes land and facilities in Elma and Franklinville, New York. As of September 30, 2016 and December 31, 2015, accumulated depreciation on the building amounted to approximately $3,418,000 and $3,258,000, respectively.

Depreciation and amortization expense amounted to $198,000 and $185,000 for the three month periods ended September 30, 2016 and 2015, respectively, and amounted to $610,000 and $525,000 for the nine month periods ended September 30, 2016 and 2015, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of September 30, 2016, there is approximately $64,000 ($57,000 – 2015) of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group. See Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	September 30,	December 31,
	2016	2015
	($000’s omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.92% as of September 30, 2016); monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$2,162	$2,358

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.92% as of September 30, 2016); monthly principal payments of $23,810 through 2021	1,500	1,714
	3,662	4,072
Less current portion	(548)	(548)
	$3,114	$3,524

The Company has a $2,000,000 line of credit on which there was no balance outstanding at September 30, 2016 and December 31, 2015.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2016 and December 31, 2015 the Company was in compliance with these covenants.

6.	Shareholders’ Equity

				($000’s omitted except for share data)
	Common Stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at December 31, 2015	2,614,506	$523	$14,092	$13,395	$(863)	$(1,702)	$(3)	$25,442
Net income	-	-	-	1,628	-	-	-	1,628
Purchase of treasury shares	-	-	-	-	-	(197)	-	(197)
Cash dividend	-	-	-	(380)	-	-	-	(380)
Stock based compensation, net of tax benefit	-	-	54	-	-	334	-	388
Balance at September 30, 2016	2,614,506	$523	$14,146	$14,643	$(863)	$(1,565)	$(3)	$26,881

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2016, the Company has purchased 337,609 shares and there remain 112,391 shares available to purchase under this program. There were 5,639 shares purchased by the Company during the nine month period ended September 30, 2016.

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

Included in the nine months ended September 30, 2016 and 2015 is approximately $386,000 and $271,000, respectively, of compensation expense related to the restricted share awards.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise. The dilutive effect of unvested restricted stock is determined using the treasury stock method.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($000’s omitted except per share data)

Net income	$366	$744	$1,628	$4,136
Weighted average common shares outstanding (basic)	2,219	2,179	2,203	2,179
Incremental shares from assumed conversions of stock options	-	-	-	-
Unvested restricted stock	92	82	92	82
Weighted average common Shares outstanding (diluted)	2,311	2,261	2,295	2,261
Basic
Net income per share	$0.17	$0.34	$0.74	$1.90
Diluted
Net income per share	$0.16	$0.33	$0.71	$1.83

7.	Commitments and Contingencies

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

Final Arbitration Award. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $471,000 has been accrued as of September 30, 2016 and is reflected as Accrued Arbitration Award Liability in the accompanying balance sheet.

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

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which approximately $3,432,000 was completed as of September 30, 2016 and is included in property, plant and equipment.

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

The Company’s CPG has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant can be used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. As of September 30, 2016, the Company has maintained the required employment levels. The Company’s CPG was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal to be used towards the purchase of equipment. As of December 31, 2015, the Company had received the grants in full and recorded them as a reduction to the carrying value of the asset.

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

As of September 30, 2016, the Company had identifiable assets of approximately $36,130,000 ($34,374,000 – December 31, 2015) of which approximately $24,211,000 ($22,789,000 – December 31, 2015) was for ATG and approximately $11,919,000 ($11,585,000 – December 31, 2015) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Nine Months September 30,		Nine Months September 30,		Nine Months September 30,
	2016	2015	2016	2015	2016	2015
Revenues from unaffiliated customers	$23,023	$21,067	$5,685	$6,055	$28,708	$27,122
Cost of goods sold, exclusive of depreciation and amortization	(16,060)	(14,917)	(4,828)	(5,378)	(20,888)	(20,295)
Selling, general and administrative	(3,477)	(3,367)	(1,338)	(1,196)	(4,815)	(4,563)
Depreciation and amortization	(412)	(364)	(198)	(161)	(610)	(525)
Interest expense	(32)	(30)	(22)	(23)	(54)	(53)
Arbitration award expense	-	(50)	-	-	-	(50)
Insurance proceeds - arbitration	-	4,500	-	-	-	4,500
Other income, net	19	130	-	1	19	131
Income (loss) before income tax provision (benefit)	3,061	6,969	(701)	(702)	2,360	6,267
Income tax provision (benefit)	949	2,370	(217)	(239)	732	2,131
Net income (loss)	$2,112	$4,599	$(484)	$(463)	$1,628	$4,136
Capital expenditures	$613	$782	$173	$603	$786	$1,385

	ATG		CPG		Consolidated
	Three Months September 30,		Three Months September 30,		Three Months September 30,
	2016	2015	2016	2015	2016	2015
Revenues from unaffiliated customers	$7,658	$7,513	$1,807	$2,196	$9,465	$9,709
Cost of goods sold, exclusive of depreciation and amortization	(5,418)	(5,060)	(1,625)	(1,833)	(7,043)	(6,893)
Selling, general and administrative	(1,240)	(1,050)	(418)	(436)	(1,658)	(1,486)
Depreciation and amortization	(137)	(124)	(61)	(61)	(198)	(185)
Interest expense	(11)	(10)	(7)	(8)	(18)	(18)
Other income, net	9	1	-	-	9	1
Income (loss) before income tax provision (benefit)	861	1,270	(304)	(142)	557	1,128
Income tax provision (benefit)	289	432	(98)	(48)	191	384
Net income (loss)	$572	$838	$(206)	$(94)	$366	$744
Capital expenditures	$70	$407	$15	$341	$85	$748

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

11.	Subsequent Events

On November 8, 2016 the Company, through a wholly-owned subsidiary, entered into a contract to sell unused commercial real property in Franklinville, New York for approximately $180,000. It is anticipated the sale will be completed in the fourth quarter of fiscal 2016. Completion of the sale is subject to customary closing conditions. The Company estimates that the gain/loss on the sale will be immaterial to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the nine months ended September 30, 2016 and 2015 approximately 9% and 11%, respectively, and 10% for the three months ended September 30, 2016 and 2015 of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the nine and three months ended September 30, 2016 and 2015 ($000’s omitted):

	Nine Months Ended September 30,
					2016 vs 2015
	2016		2015		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$23,023	80.2%	$21,067	77.7%	$1,956	9.3%
Consumer Products	5,685	19.8%	6,055	22.3%	(370)	(6.1%)
	28,708	100.0%	27,122	100.0%	1,586	5.8%
Cost of goods sold, exclusive of depreciation and amortization	20,888	72.8%	20,295	74.8%	593	2.9%
Selling, general and administrative	4,815	16.8%	4,563	16.8%	252	5.5%
Depreciation and amortization	610	2.1%	525	1.9%	85	16.2%
Arbitration award expense	-	-	50	0.2%	(50)	(100.0%)
Insurance proceeds – arbitration	-	-	(4,500)	(16.6%)	4,500	(100.0%)
Total costs and expenses	26,313	91.7%	20,933	77.1%	5,380	25.7%
Operating income, net	2,395	8.3%	6,189	22.9%	(3,794)	(61.3%)
Interest expense	54	0.2%	53	0.2%	1	1.9%
Other income, net	(19)	(0.1%)	(131)	(0.5%)	112	85.5%
Income tax provision	732	2.5%	2,131	7.9%	(1,399)	(65.6%)
Net income	$1,628	5.7%	$4,136	15.3%	$(2,508)	(60.6%)

	Three Months Ended September 30,
					2016 vs 2015
	2016		2015		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$7,658	80.9%	$7,513	77.4%	$145	1.9%
Consumer Products	1,807	19.1%	2,196	22.6%	(389)	(17.7%)
	9,465	100.0%	9,709	100.0%	(244)	(2.5%)
Cost of goods sold, exclusive of depreciation and amortization	7,043	74.4%	6,893	71.0%	150	2.2%
Selling, general and administrative	1,658	17.5%	1,486	15.3%	172	11.6%
Depreciation and amortization	198	2.1%	185	1.9%	13	7.0%
Total costs and expenses	8,899	94.0%	8,564	88.2%	335	3.9%
Operating income, net	566	6.0%	1,145	11.8%	(579)	(50.6%)
Interest expense	18	0.2%	18	0.2%	-	-
Other income, net	(9)	(0.1%)	(1)	-	(8)	800.0%
Income tax provision	191	2.0%	384	4.0%	(193)	(50.3%)
Net income	$366	3.9%	$744	7.6%	$(378)	(50.8%)

Revenue

The Company’s consolidated revenues from operations increased approximately $1,586,000 or 5.8% for the nine month period ended September 30, 2016 and decreased approximately $244,000 or 2.5% for the three month period ended September 30, 2016 when compared to the same periods in 2015. The increase in revenue is the result of increases in commercial shipments at ATG not fully offset by the decrease in commercial and government shipments at CPG.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues decreased from 74.8% to 72.8% for the nine month period ended September 30, 2016 and increased from 71.0% to 74.4% for the three month period ended September 30, 2016 when compared to the same periods in 2015 due in part to the mix of product sold as well as the realization of implemented operational efficiencies attributed to increased production volumes for in-house and outsourced operations. Total employment levels grew from 297 employees at September 30, 2015 to 317 at September 30, 2016. The increase in employees is in response to an increase in production capacity requirements at ATG as evidenced by an increase of 23% in the value of purchase orders placed when comparing the nine months ended September 30, 2016 to the same period of 2015. The Company continues to pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $252,000 or 5.5% for the nine month period ended September 30, 2016 and increased approximately $172,000 or 11.6% for the three month period ended September 30, 2016 when compared to the same periods in 2015. Approximately 65% of SG&A expense relates to labor and labor related expense to support SG&A functions. Such expenses increased approximately $136,000 primarily due to an increase in salaries, wages and employee benefit costs for new and existing employees. Approximately 12% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses increased approximately $122,000 as a result of additional media and catalog advertising and travel opportunities to promote new product development. Approximately 9% of SG&A expense is attributable to professional and legal services, such expenses decreased approximately $28,000 primarily due to a reduction in legal expenses associated with the previously disclosed arbitration proceedings with a Former Employee.

Depreciation and Amortization Expense

Depreciation and amortization increased approximately $85,000 or 16.2% for the nine month period ended September 30, 2016 and increased approximately $13,000 or 7.0% for the three month period ended September 30, 2016 when compared to the same periods in 2015 primarily due to the assets related to the CPG expansion and renovation being placed in service in late 2015. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

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

Interest Expense

Interest expense remained consistent for the nine and three month periods ended September 30, 2016 when compared to the same periods in 2015. See also Note 5, Long-Term Debt, for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate was approximately 31.0% and 34.0% for the nine month periods and approximately 34.2% and 34.0% for the three month periods ended September 30, 2016 and 2015, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the nine month period ended September 30, 2016 decreased approximately $2,508,000 and decreased approximately $378,000 for the three month period ended September 30, 2016 when compared to the same periods in 2015. The nine month decrease is the result of the insurance settlement received on February 20, 2015 as discussed in Note 7, Commitments and Contingencies, offset by increases in revenues and operating profits in the respective periods. The Company primarily attributes the three month decrease in net income to the decrease in sales and profits at the CPG.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At September 30, 2016, the Company had working capital of approximately $20,796,000 ($19,959,000 – December 31, 2015) of which approximately $2,867,000 ($3,268,000 – December 31, 2015) was comprised of cash and cash equivalents.

The Company generated approximately $1,372,000 in cash from operations during the nine months ended September 30, 2016. Cash was generated primarily through net income, timing differences in payments to vendors as well as other accrued items. The primary use of cash for the Company’s operating activities for the nine months ended September 30, 2016 include working capital requirements, mainly timing differences on collections of accounts receivable, increases in inventory and other current assets. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the nine months ended September 30, 2016 included approximately $410,000 of current principal payments on long-term debt, approximately $380,000 for cash dividends paid on May 16, 2016 as well as approximately $197,000 for the purchase of treasury shares. The Company also expended approximately $786,000 for capital expenditures during the nine months ended September 30, 2016.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit, which replaced the Company’s previous $2,000,000 line of credit, was renewed on May 23, 2016 and is available until June 21, 2017, unless subsequently renewed. As of September 30, 2016, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014. In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) also entered into a separate Loan Agreement with the Bank on December 1, 2014. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan are being used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Controller, who is functioning as the Company’s Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2016. Based upon that evaluation, the CEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2016, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 7, Commitments and Contingencies, there are no other legal proceedings currently pending by or against the Company other than ordinary routing litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities

2015 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	20,074(2)	$8.25	2,739	115,291
April - June	-	-	-	115,291
July	-	-	-	115,291
August	-	-	-	115,291
September	2,900	$11.25	2,900	112,391
Total	22,974	$8.63	5,639	112,391

(1)   The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2016, the Company has purchased 337,609 shares and there remain 112,391 shares available to purchase under this program. There were 5,639 shares purchased by the Company during the nine month period ended September 30, 2016.

(2)   Includes 17,335 shares withheld/purchased by the Company in January 2016 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: November 11, 2016

SERVOTRONICS, INC.

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

By:	/s/ Nancy T. Magnuson, Principal Financial Officer
Nancy T. Magnuson
Principal Financial Officer

- 22 -