Form 10-K
period 2016-12-31
SERVOTRONICS INC /DE/
filed 2017-03-15
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐               No ☒

Based on the closing price of the Common Stock on June 30, 2016 $9.86 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,096,251.

As of February 28, 2017 the number of $.20 par value common shares outstanding was 2,434,449.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company’s prime contracts and subcontracts with the United States Government are subject to termination at the convenience of the Government. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its Government contracts have been terminated for convenience. The Company’s sales of advanced technology products are composed primarily of a small group of customers with three customers accounting for 61% and 59% of the Company’s total revenue in 2016 and 2015, respectively. See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for less than 1% of the Company’s consolidated revenues in 2016 and 2015. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2016 or 2015. The Company sells its products and manufacturing services through its own sales resources, independent manufacturers’ representatives and electronic commerce.

Business Segments

Business segment information is presented in Note 11, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2016 and 2015 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

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

Competition

Although no reliable industry statistics are available to enable the Company to determine accurately its relative competitive position with respect to any of its products, the Company believes that it is a significant factor with respect to certain of its servo-control components within its competitive market. The Company’s share of the overall cutlery market is not significant.

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

Employees

The Company, at December 31, 2016, had 320 employees of which 307 are full time and are located in Western New York. Approximately 76% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company owns real property as set forth in the following table with no related encumbrances:

Location	Description	Principal product manufactured	Number of buildings and type of construction	Approx. floor area (sq.feet)

Elma, New York	Corporate Headquarters and Manufacturing Facility	Advanced technology products	1-concrete block/steel	83,000

Franklinville, New York	Office and Manufacturing Facility	Cutlery products	1-tile/wood 1-concrete/metal	137,000

See the accompanying consolidated financial statements, including Note 8, Commitments and Contingencies, for further information with respect to the Company’s lease commitments and the expansion project at the Consumer Products Group in Franklinville, New York. The Company believes that the properties are suitable and adequate for the current production capacity. The properties are appropriately covered by insurance consistent with the advice of the Company’s insurance consultant.

Item 3.	Legal Proceedings

See Note 8, Commitments and Contingencies, for information regarding arbitration proceedings and other litigation matters. There are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Price Range of Common Stock

The following table shows the range of high and low closing prices for the Company’s common stock as reported by the NYSE MKT (symbol SVT) for 2016 and 2015.

		High	Low
2016
	Fourth Quarter	$12.06	$9.00
	Third Quarter	12.51	8.80
	Second Quarter	9.86	7.41
	First Quarter	8.20	7.17
2015
	Fourth Quarter	$8.55	$6.76
	Third Quarter	7.75	6.03
	Second Quarter	7.06	6.31
	First Quarter	6.89	6.05

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of February 28, 2017)
Common Stock, $.20 par value per share	295

(c)	Dividends on Common Stock

On March 14, 2016, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on May 16, 2016 to shareholders of record on April 11, 2016 and was approximately $380,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded as a reduction to retained earnings on the accompanying consolidated balance sheet. Approximately $375,000 of cash dividends were paid to shareholders in 2015.

(d)	Company Purchases of Company’s Equity Securities

2016 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	20,074	(2)	$8.25	2,739	115,291
April - June	-		-	-	115,291
July - September	2,900		$11.25	2,900	112,391
October	-		-	-	112,391
November	7,795		$9.52	7,795	104,596
December	-		-	-	104,596
Total	30,769		$8.85	13,434	104,596

(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2016, the Company has purchased 345,404 shares and there remain 104,596 shares available to purchase under this program. There were 13,434 shares purchased by the Company in 2016.

(2)	Includes 17,335 shares withheld/purchased by the Company in January 2016 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

If any adverse economic events reduce the number of Airliners and/or Aircraft being produced by the Company’s relevant prime contractors, the negative effects of that reduction will in turn flow down through the supply chain. Also, certain major manufacturers have successfully imposed extended payment terms to their suppliers. At times, these extended payment terms are not available to the Company when purchasing raw material such as aluminum, magnetic material, steel and/or other product support items and services. If the Company’s customers delay their payments until after the extended due date or fail to pay, it could adversely impact the Company’s operating results.

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

Management Discussion

During the years ended December 31, 2016 and 2015, approximately 9% and 11%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased approximately $649,000 and $1,353,000 from the prior year during 2016 and 2015, respectively, due to decreased government shipments at the ATG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, as such, it is difficult to predict the impact on future financial results.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

The ATG engages its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations based on changes in the global economy and other factors.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the years ended December 31, 2016 and 2015 ($000’s omitted).

	Twelve Months Ended December 31,
					2016 vs 2015
	2016		2015		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$31,059	80.5%	$28,596	77.9%	$2,463	8.6%
Consumer Products	7,528	19.5%	8,133	22.1%	(605)	(7.4%)
	38,587	100.0%	36,729	100.0%	1,858	5.1%
Cost of goods sold, exclusive of depreciation and amortization	28,564	74.0%	27,641	75.3%	923	3.3%
Selling, general and administrative	6,668	17.3%	6,162	16.8%	506	8.2%
Depreciation and amortization	823	2.1%	718	2.0%	105	14.6%
Arbitration award expense	-	-	50	0.1%	(50)	(100.0%)
Insurance proceeds – arbitration	-	-	(4,500)	(12.3%)	4,500	(100.0%)
Total costs and expenses	36,055	93.4%	30,071	81.9%	5,984	19.9%
Operating income, net	2,532	6.6%	6,658	18.1%	(4,126)	(62.0%)
Interest expense	73	0.2%	70	0.2%	3	4.3%
Other income, net	(11)	0.0%	(140)	(0.4%)	(129)	(92.1%)
Income tax provision	717	1.9%	2,131	5.8%	(1,414)	(66.4%)
Net income	$1,753	4.5%	$4,597	12.5%	$(2,844)	(61.9%)

Revenue

The Company’s consolidated revenues from operations increased approximately $1,858,000 or 5.1% for the twelve month period ended December 31, 2016 when compared to the same period in 2015. The increase in revenue is attributable to an increase in commercial shipments of $3,120,000 at the ATG offset by decreases in commercial shipments at the CPG of approximately $605,000. Revenues from shipments to the Government and its prime vendors at the ATG decreased approximately $657,000 and $1,018,000, respectively, for the twelve month period ended December 31, 2016 when compared to the same period in 2015 due to previously reported budget cuts for military spending and vagaries inherent in the Government procurement process and programs.

Cost of Goods Sold

Cost of goods sold increased approximately $923,000 or 3.3% for the twelve month period ended December 31, 2016 when compared to the same period in 2015. The increase in costs is primarily attributable to increased sales volume. Cost of goods sold, as a percentage of revenue, decreased from 75.3% to 74.0% due in part to the mix of product sold as well as the realization of certain expected operational efficiencies attributable to increased production volumes for in-house and outsourced operations. Total employment levels grew from 304 employees at December 31, 2015 to 320 employees at December 31, 2016. The increase in employees is in response to an increase in production capacity requirements at the ATG as evidenced by an increase of 17.8% in the value of purchase orders placed when comparing 2016 to 2015. The Company continues to pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $506,000 or 8.2% for the twelve month period ended December 31, 2016 compared to the same period in 2015. Approximately 64% of SG&A expense relates to labor and labor related costs to support SG&A functions. Such expenses increased approximately $221,000 primarily due to an increase in salaries, wages and employee benefit costs for new and existing employees. Approximately 13% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses increased approximately $179,000 as a result of media and catalog advertising and travel opportunities to promote new product development primarily at the CPG. Approximately 10% of SG&A expense is attributable to professional and legal services. These expenses increased approximately $96,000 due to ongoing legal proceedings.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $105,000 or 14.6% for the twelve month period ended December 31, 2016 compared to the same period in 2015 primarily due to the assets related to the CPG expansion and renovation being placed in service in late 2015. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 1, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on capital expenditures.

Arbitration Award Expense

The Company incurred approximately $50,000 in additional interest in the first quarter of 2015 related to an arbitration award finalized on February 23, 2015, and prior to payment of the award on March 6, 2015.

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

Interest Expense

Interest expense remained relatively consistent for the twelve month period ended December 31, 2016 compared to the same period in 2015. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate for operations was 29.0% in 2016 and 31.7% in 2015. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for domestic production activities and the federal tax credit for research and development expenditures. The effective tax rate was lower in 2016 due to increased impact of certain tax deductions and research tax credits in relation to the decrease in income from operations. See also Note 6, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards.

Net Income

Income from operations decreased approximately $2,844,000 or 61.9% when comparing the twelve month period ended December 31, 2016 to the same period in 2015. This decrease is the result of a pretax $4,500,000 insurance settlement received on February 20, 2015 as discussed in Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements, offset by increases in revenues and operating profits.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2016, the Company had working capital of approximately $20,969,000 ($19,959,000 – 2015) of which approximately $3,515,000 ($3,268,000 – 2015) was comprised of cash and cash equivalents.

The Company generated approximately $2,441,000 in cash from operations during the twelve months ended December 31, 2016 as compared to $1,231,000 during the twelve months ended December 31, 2015. Cash was generated primarily through net income of approximately $1,753,000 as well as timing differences in payments to vendors. The primary use of cash for the Company’s operating activities for the twelve months ended December 31, 2016 include working capital requirements, mainly an increase in inventory of approximately $890,000 and timing differences on collections of accounts receivable of approximately $590,000. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the twelve months ended December 31, 2016 included approximately $548,000 of current principal payments on long-term debt, approximately $380,000 for cash dividends paid on May 16, 2016 as well as approximately $275,000 for the purchase of treasury shares. The Company also expended approximately $991,000 for capital expenditures.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit, which replaced the Company’s previous $2,000,000 line of credit, was renewed on May 23, 2016 and is available until June 21, 2017 unless subsequently renewed. As of December 31, 2016, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014.

In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) entered into a separate Loan Agreement with the Bank on December 1, 2014. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan were used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

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

Not applicable.

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

Not applicable.

Item 9A.	Controls and Procedures

(i)       Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) and the Controller (who was the Company’s interim principal financial officer at December 31, 2016) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2016. Based upon that evaluation, the CEO, CFO and Controller concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO, CFO and Controller, as appropriate to allow timely decisions regarding required disclosure.

(ii)       Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO, CFO and Controller, the Company, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

(iii)        Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year or such information will be included by amendment to this Form 10-K.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2016:

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	Exercise of outstanding	exercise price of	future issuance under
	Options, warrants	outstanding options	equity compensation
Plan category	and rights	warrants and rights	plans

Equity compensation plans approved by security holders	-	-	145,115

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	145,115

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, Chief Executive Officer (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on March 21, 2013)

10.4*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 20, 2015)

10.7	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (filed herewith)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

10.11	Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.12	Loan Agreement dated as of December 1, 2014 between The Ontario Knife Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.13	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2016)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.3	Certification of Controller (interim principal financial officer at December 31, 2016) pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.3	Certification of Controller (interim principal financial officer at December 31, 2016) pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, planned growth efforts and expectation of new business and success in its entry into new product programs. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from fixed price contracts with agencies of the U.S. Government or their prime contractors. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy, including political risks, adverse changes in legal and regulatory environments, and difficulty in predicting defense appropriations, the introduction of new technologies and the impact of competitive products, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components, the Company’s ability to accurately align capacity with demand, the availability of financing and changes in interest rates, the outcome of pending and potential litigation and the additional risk factors discussed elsewhere in this Form 10-K and in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 15, 2017	By	/s/ Dr. Nicholas D. Trbovich,
Dr. Nicholas D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Nicholas D. Trbovich	Chief Executive Officer,	March 15, 2017
Dr. Nicholas D. Trbovich	Chairman of the
Board and Director

/s/ Kenneth D. Trbovich	President and Director	March 15, 2017
Kenneth D. Trbovich

/s/ Lisa F. Bencel	Chief Financial Officer	March 15, 2017
Lisa F. Bencel

/s/ Donald W. Hedges, Esq.	Director	March 15, 2017
Donald W. Hedges, Esq.

/s/ Edward C. Cosgrove, Esq.	Director	March 15, 2017
Edward C. Cosgrove, Esq.

/s/ Rigel D. Pirrone	Director	March 15, 2017
Rigel D. Pirrone

/s/ Lucion P. Gygax	Director	March 15, 2017
Lucion P. Gygax

/s/ Christopher M. Marks	Director	March 15, 2017
Christopher M. Marks

SERVOTRONICS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets at December 31, 2016 and 2015	F3

Consolidated Statements of Income for the years ended December 31, 2016 and 2015	F4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	F6

Notes to Consolidated Financial Statements	F7-F20

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Servotronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Servotronics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.
Buffalo, New York
March 15, 2017

-F2-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2016	2015

Current assets:
Cash and cash equivalents	$3,515	$3,268
Accounts receivable, net	7,439	6,838
Inventories, net	13,293	12,487
Prepaid income taxes	182	177
Deferred income taxes	1,152	1,155
Other current assets	387	326

Total current assets	25,968	24,251
Property, plant and equipment, net	9,937	9,755
Other non-current assets	376	368

Total Assets	$36,281	$34,374
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$548	$548
Accounts payable	2,080	1,518
Accrued employee compensation and benefit costs	1,945	1,852
Other accrued liabilities	426	374

Total current liabilities	4,999	4,292
Long-term debt	2,976	3,524
Post retirement obligation	528	471
Deferred income taxes	661	645
Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares;
outstanding 2,310,148 (2,280,813 - 2015) shares	523	523
Capital in excess of par value	14,160	14,092
Retained earnings	14,768	13,395
Accumulated other comprehensive loss	(20)	(3)
Employee stock ownership trust commitment	(763)	(863)
Treasury stock, at cost 164,066 (175,297 - 2015) shares	(1,551)	(1,702)

Total shareholders’ equity	27,117	25,442

Total Liabilities and Shareholders’ Equity	$36,281	$34,374

See notes to consolidated financial statements

-F3-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

	Years Ended
	December 31,
	2016	2015
Revenue	$38,587	$36,729

Cost, expenses and other (income):
Cost of goods sold, exclusive of depreciation and amortization	28,564	27,641
Selling, general and administrative	6,668	6,162
Depreciation and amortization	823	718
Interest expense	73	70
Arbitration award expense	-	50
Insurance proceeds - arbitration	-	(4,500)
Other income, net	(11)	(140)
Total expenses	36,117	30,001
Income before income tax provision	2,470	6,728
Income tax provision	717	2,131

Net income	$1,753	$4,597
Income per share:
Basic
Net income per share	$0.79	$2.11
Diluted
Net income per share	$0.76	$2.03

See notes to consolidated financial statements

-F4-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($000’s omitted)

	Years Ended
	December 31,
	2016	2015
Net income	$1,753	$4,597

Other comprehensive (loss) income:
Retirement benefits adjustment, net of income taxes	(17)	11

Total comprehensive income	$1,736	$4,608

See notes to consolidated financial statements

-F5-

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Year Ended
	December 31,
	2016	2015
Cash flows related to operating activities:
Net income	$1,753	$4,597
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	823	718
Deferred income tax	27	1,741
Stock based compensation	479	361
Increase in inventory reserve	84	175
(Decrease) increase in allowance for doubtful accounts	(11)	22
Loss on disposal of property and equipment	-	5
Change in assets and liabilities:
Accounts receivable	(590)	(838)
Inventories	(890)	(622)
Prepaid income taxes	7	(190)
Other current assets	(61)	124
Other non-current assets	(8)	12
Accounts payable	545	173
Accrued employee compensation and benefit costs	93	79
Post retirement obligation	40	(5,126)
Other accrued liabilities	50	(70)
Accrued income taxes	-	(31)
Employee stock ownership trust payment	100	101
Net cash provided by operating activities	2,441	1,231
Cash flows related to investing activities:
Capital expenditures – property, plant and equipment	(991)	(1,132)
Proceeds from sale of assets	-	33
Net cash used in investing activities	(991)	(1,099)
Cash flows related to financing activities:
Principal payments on long-term debt	(548)	(548)
Proceeds from exercise of stock options	-	7
Purchase of treasury shares	(275)	(114)
Cash dividend	(380)	(375)
Net cash used in financing activities	(1,203)	(1,030)
Net increase (decrease) in cash and cash equivalents	247	(898)
Cash and cash equivalents at beginning of year	3,268	4,166
Cash and cash equivalents at end of year	$3,515	$3,268

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $77,000 at December 31, 2016 and $88,000 at December 31, 2015. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,513,000 and $1,429,000 at December 31, 2016 and December 31, 2015, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2016 or December 31, 2015, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2016 and 2015. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2016 and December 31, 2015. The 2013 through 2015 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the twelve month periods ended December 31, 2016 and 2015 amounted to approximately $684,000 and $622,000, respectively. Interest paid during the twelve month periods ended December 31, 2016 and 2015 amounted to approximately $72,000 and $77,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

-F8-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2016 and December 31, 2015.

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

During the Company’s 2016 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 9% of the Company’s consolidated revenues as compared to 10% in 2015. The Company had sales of advanced technology products to three customers, including various divisions and subsidiaries of a common parent company, which represented more than 10% of consolidated revenues in 2016. Total revenues from these three customers amounted to approximately 58% in 2016 as compared to two customers amounting to approximately 44% of the Company’s consolidated revenues in 2015. No other customers of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 11, Business Segments, for disclosures related to business segments of the Company.

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

-F9-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 on January 1, 2016 and the adoption did not have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which adds comments from the Securities and Exchange Commission (SEC) addressing ASU 2015-03, as discussed in the previous paragraph, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 in connection with its adoption of ASU 2015-03 on January 1, 2016 and the adoption did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. The Company’s revenues are recognized as services are rendered or as units are shipped and at the designated FOB point. The Company does not believe the adoption will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe the adoption will have a material impact on the financial statements and disclosures.

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

-F10-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” There are elements of the new standard that could impact almost all entities to some extent, although the lessees will likely see the most significant changes. Lessee will need to recognize virtually all of their leases on the balance sheet, by recording the right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim period within those fiscal years, beginning December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company does not believe the adoption will have a material impact on the financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the guidance to determine the impact it may have to its consolidated financial statements.

2.	Inventories

	December 31, 2016	December 31, 2015
	($000’s omitted)
Raw material and common parts, net of reserve	$7,618	$6,627
Work-in-process	2,062	2,699
Finished goods, net of reserve	3,613	3,161
Total inventories	$13,293	$12,487

3.	Property, Plant and Equipment

	December 31, 2016	December 31, 2015
	($000’s omitted)
Land	$21	$21
Buildings	10,422	10,343
Machinery, equipment and tooling	15,826	14,934
Construction in progress	77	57
	26,346	25,355
Less accumulated depreciation and amortization	(16,409)	(15,600)
Total property, plant and equipment	$9,937	$9,755

Property, plant and equipment includes land and facilities in Elma and Franklinville, New York. As of December 31, 2016 and 2015, accumulated depreciation on the building amounted to approximately $3,472,000 and $3,258,000, respectively.

Depreciation and amortization expense amounted to $823,000 and $718,000 for the twelve month periods ended December 31, 2016 and 2015, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of December 31, 2016 there is approximately $77,000 of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group. Comparatively, there was approximately $57,000 of construction in progress at December 31, 2015. See also Note 8, Commitments and Contingencies, for more information on anticipated capital expenditures.

-F11-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt

	December 31, 2016	December 31, 2015
	($000’s omitted)
Term loan payable to a financial institution;
Interest rate option of bank prime or Libor plus 1.4% (2.02% as of December 31, 2016); monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$2,096	$2,358
Term loan payable to a financial institution;
Interest rate option of bank prime or Libor plus 1.4% (2.02% as of December 31, 2016); monthly principal payments of $23,810 through 2021	1,428	1,714
	3,524	4,072
Less current portion	(548)	(548)
	$2,976	$3,524

Principal maturities of long-term debt are as follows: 2018 - $548,000, 2019 - $548,000, 2020 - $548,000 and 2021 - $1,332,000.

The Company also has a $2,000,000 line of credit on which there was no balance outstanding at December 31, 2016 and December 31, 2015.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2016 and December 31, 2015 the Company was in compliance with these covenants.

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

ESOP shares are held by the plan trustees in a suspense account until allocated to participant accounts. Each year the Company makes contributions to the trust sufficient to enable the trust to repay the principal and interest due to the Company under the trust loans. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. During 2010, the ESOP plan was amended to allow dividends on unallocated shares to be distributed to participants in cash, unless otherwise directed. ESOP shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation and/or on the participant’s account balance. For this purpose, “compensation” means taxable pay.

-F12-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE MKT, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2016.

Since inception of the ESOP, 410,196 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2016 and 2015, 140,292 and 158,396 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $100,000 in 2016 and $101,000 in 2015, respectively. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and their dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2016 and 2015 is approximately $614,000 and $498,000, respectively, excluding the estimated liability related to postretirement benefits for the former Executive Officer discussed in Note 8, Commitments and Contingencies. Additional expense of approximately $91,000 per year is expected to be paid subsequent to December 31, 2016. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive (loss) income for 2016 and 2015 is approximately $20,000 and $3,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

-F13-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes

The income tax provision (benefit) from operations included in the consolidated statements of income consists of the following:

	2016	2015
	($000’s omitted)
Current:	$691	$387
Federal	(1)	3
State	690	390

Deferred:	27	1,741
Federal	-	-
State	27	1,741
	$717	$2,131

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from operations is as follows:

	2016	2015
Federal statutory rate	34.0%	34.0%
Business credits	(2.2%)	(1.8%)
ESOP dividend	(1.2%)	(0.4%)
Domestic production activities deduction	(1.9%)	(0.2%)
Other	0.3%	0.1%
Effective tax rate	29.0%	31.7%

At December 31, 2016 and 2015, the deferred tax assets (liabilities) were comprised of the following:

	2016	2015
	($000s omitted)
Deferred tax assets:
Inventories	$604	$665
Accrued employees compensation and benefits costs	696	612
Accrued arbitration award and related liability	160	160
Net operating loss and credit carryforwards	244	388
Other	49	52
Minimum pension liability	10	2
Total deferred tax assets	1,763	1,879
Valuation allowance	(253)	(397)
Net deferred tax asset	1,510	1,482
Deferred tax liabilities:
Property, plant and equipment	(1,019)	(972)
Total deferred tax liabilities	(1,019)	(972)
Net deferred tax asset	$491	$510

-F14-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2016, except for a valuation allowance of $253,000 ($397,000 – 2015) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2016, the Company has net operating loss carryforwards with full valuation allowances from Pennsylvania of approximately $2,240,000 ($2,240,000 – 2015), which begin to expire in 2019, and Arkansas of approximately $839,000 ($2,530,000 – 2015), which begin to expire in 2018, respectively. The Company also has a New York state tax credit carryforward at December 31, 2016 of approximately $97,000 ($217,000 – 2015), which begins to expire in 2024.

There are no uncertain tax positions or unrecognized tax benefits for 2016 and 2015. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2013 through 2015 Federal and state tax returns remain subject to examination.

7.	Shareholders’ Equity

	Common Stock
							Accumulated
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Other Comprehensive Loss	Total shareholders’ equity
	($000’s omitted except for share data)
Balance at December 31, 2014	2,614,506	$523	$14,068	$9,176	$(964)	$(1,909)	$(14)	$20,880
Net income	-	-	-	4,597	-	-	-	4,597
Retirement benefits adjustment	-	-	-	-	-	-	11	11
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(114)	-	(114)
Cash dividend	-	-	-	(375)	-	-	-	(375)
Exercise of stock options, net of tax benefit	-	-	-	(3)	-	7	-	4
Stock based compensation, net of tax benefit	-	-	24	-	-	314	-	338
Balance at December 31, 2015	2,614,506	$523	$14,092	$13,395	$(863)	$(1,702)	$(3)	$25,442
Net income	-	-	-	1,753	-	-	-	1,753
Retirement benefits adjustment	-	-	-	-	-	-	(17)	(17)
Compensation expense	-	-	-	-	100	-	-	100
Purchase of treasury shares	-	-	-	-	-	(275)	-	(275)
Cash dividend	-	-	-	(380)	-	-	-	(380)
Stock based compensation, net of tax benefit	-	-	68	-	-	426	-	494
Balance at December 31, 2016	2,614,506	$523	$14,160	$14,768	$(763)	$(1,551)	$(20)	$27,117

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2016, the Company has purchased 345,404 shares and there remain 104,596 shares available to purchase under this program. There were 13,434 shares purchased by the Company in 2016.

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

On April 11, 2016, the Company issued 51,000 shares of restricted stock to Executive Officers and certain key management of the Company under the Company’s 2012 Long-Term Incentive Plan. The restricted share awards have varying vesting periods between January 2017 and January 2018; however, these shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be approximately $406,000 and will be recognized over the requisite service period. During the years ended December 31, 2016 and 2015, there was approximately $479,000 and $361,000, respectively, of compensation expense related to the restrictive share awards.

On January 1, 2016, 41,250 shares of restricted stock vested of which 17,335 shares were withheld and repurchased by the Company for approximately $145,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

On March 14, 2016, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on May 16, 2016 to shareholders of record on April 11, 2016 and was approximately $380,000 in the aggregate as compared to approximately $375,000 paid in 2015, respectively. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded as a reduction to retained earnings on the accompanying consolidated balance sheet.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. The dilutive effect of unvested restrictive stock is determined using the treasury stock method.

-F16-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2016	2015
	($000’s omitted except per share data)
Net income	$1,753	$4,597
Weighted average common shares outstanding (basic)	2,215	2,182
Unvested restricted stock	83	82
Weighted average common Shares outstanding (diluted)	2,298	2,264
Basic
Net income per share	$0.79	$2.11
Diluted
Net income per share	$0.76	$2.03

Share Based Payments

The Company's 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. As of December 31, 2016, there is approximately $212,000 of unrecognized compensation related to the unvested restricted shares which is expected to be recognized over the next year.

A summary of the status of restricted share awards granted under all employee plans is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2014	123,750	$8.10
Granted in 2015	-
Forfeited in 2015	-
Vested in 2015	41,250	$8.10
Unvested at December 31, 2015	82,500	$8.10
Granted in 2016	51,000	$7.96
Forfeited in 2016	(9,000)	$8.03
Vested in 2016	41,250	$8.10
Unvested at December 31, 2016	83,250	$8.02

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

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $528,000 and $471,000, respectively, has been accrued as of December 31, 2016 and 2015. This amount is reflected as Post Retirement Obligation in the accompanying balance sheet.

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

Leases. The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the twelve month periods ended December 31, 2016 and 2015 and future minimum payments under such leases are not material to the consolidated financial statements.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the CPG. The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which $3,432,000 was completed as of December 31, 2016 and is included in property plant and equipment.

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

The Company’s CPG has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of December 31, 2016.

The Company’s CPG was also awarded a $416,000 New York State Community Development Block Grant from the Office of Community Renewal to be used towards the purchase of equipment. As of December 31, 2015, the Company had received the grants in full and recorded them as a reduction to the carrying value of the asset. No grants were awarded in 2016.

Employment Agreements. The Company has entered into employment agreements with Dr. Nicholas D. Trbovich and Kenneth D. Trbovich pursuant to which they are entitled to receive minimum salary compensation of $614,000 and $385,000 per annum, respectively, or such greater amount as the Company’s Board of Directors may approve/ratify and individual and spousal lifetime health and life insurance benefits. In the event of death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location, he is entitled to terminate the agreement and receive a payment of 2.99 times their average annual compensation from the Company for the preceding five years. If this provision is invoked and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes December 31, 2017 for Dr. Trbovich and December 31, 2019 for Kenneth Trbovich provided, however, the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, he will be entitled to a severance payment equal to nine month’s salary and benefits.

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

-F19-

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Related Party Transactions

The Company incurred legal fees and disbursements of approximately $109,000 and $99,000 in 2016 and 2015, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors.

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

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2016	2015	2016	2015	2016	2015
Revenues from unaffiliated customers	$31,059	$28,596	$7,528	$8,133	$38,587	$36,729
Cost of goods sold, exclusive of depreciation and amortization	(21,919)	(20,390)	(6,645)	(7,251)	(28,564)	(27,641)
Selling, general and administrative	(4,808)	(4,492)	(1,860)	(1,670)	(6,668)	(6,162)
Depreciation and amortization	(559)	(493)	(264)	(225)	(823)	(718)
Interest expense	(43)	(40)	(30)	(30)	(73)	(70)
Arbitration award expense	-	(50)	-	-	-	(50)
Insurance proceeds - arbitration	-	4,500	-	-	-	4,500
Other income, net	11	139	-	1	11	140
Income (loss) before income tax provision (benefit)	3,741	7,770	(1,271)	(1,042)	2,470	6,728
Income tax provision (benefit)	1,086	2,462	(369)	(331)	717	2,131
Net income (loss)	$2,655	$5,308	$(902)	$(711)	$1,753	$4,597
Total assets	$24,698	$22,789	$11,583	$11,585	$36,281	$34,374
Capital expenditures	$772	$903	$219	$229	$991	$1,132

12.	Subsequent Events

As previously disclosed, the Company through a wholly-owned subsidiary, entered into a contract to sell unused commercial real property in Franklinville, New York for approximately $180,000. The sale transaction closed on March 9, 2017 and the gain/loss on the sale is immaterial to the consolidated financial statements.

-F20-