Form 10-Q
period 2017-03-31
SERVOTRONICS INC /DE/
filed 2017-05-12
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $.20 par value	2,434,449

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,252	$3,515
Accounts receivable, net	6,907	7,439
Inventories, net	13,323	13,293
Prepaid income taxes	206	182
Other current assets	665	387

Total current assets	24,353	24,816

Property, plant and equipment, net	9,720	9,937

Deferred income taxes	491	491

Other non-current assets	379	376

Total Assets	$34,943	$35,620

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Accounts payable	1,546	2,080
Accrued employee compensation and benefit costs	2,107	1,945
Other accrued liabilities	359	426

Total current liabilities	4,560	4,999

Long-term debt	2,818	2,976
Post retirement obligation	528	528

Shareholders’ equity:
Common stock, par value $.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,294,157 (2,310,148 - 2016) shares	523	523
Capital in excess of par value	14,162	14,160
Retained earnings	14,794	14,768
Accumulated other comprehensive loss	(20)	(20)
Employee stock ownership trust commitment	(763)	(763)
Treasury stock, at cost 180,057 (164,066 - 2016) shares	(1,659)	(1,551)

Total shareholders’ equity	27,037	27,117

Total Liabilities and Shareholders’ Equity	$34,943	$35,620

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$9,103	$8,947

Cost, expenses and other income:
Cost of goods sold, exclusive of depreciation and amortization	7,042	6,716
Selling, general and administrative	1,832	1,636
Depreciation and amortization	210	207
Interest expense	23	19

Total expenses	9,107	8,578

(Loss) Income before income tax provision	(4)	369

Income tax (benefit) provision	(30)	111

Net income	$26	$258

Income per share:
Basic
Net income per share	$0.01	$0.12

Diluted
Net income per share	$0.01	$0.11

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows related to operating activities:
Net income	$26	$258
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	210	207
Loss on disposal of property	14	-
Stock based compensation	53	90
Increase (decrease) in inventory reserve	13	(2)
Increase (decrease) in allowance for doubtful accounts	1	(2)

Change in assets and liabilities:
Accounts receivable	531	(26)
Inventories	(43)	(917)
Prepaid income taxes	(25)	109
Other current assets	(278)	(673)
Other non-current assets	(3)	(5)
Accounts payable	(534)	445
Accrued employee compensation and benefit costs	162	376
Other accrued liabilities	(69)	53

Net cash provided (used) by operating activities	58	(87)

Cash flows related to investing activities:
Capital expenditures – property, plant and equipment	(183)	(178)
Proceeds from sale of assets	180	-

Net cash used in investing activities	(3)	(178)

Cash flows related to financing activities:
Principal payments on long-term debt	(158)	(137)
Purchase of treasury shares	(160)	(165)

Net cash used in financing activities	(318)	(302)

Net decrease in cash and cash equivalents	(263)	(567)

Cash and cash equivalents at beginning of period	3,515	3,268

Cash and cash equivalents at end of period	$3,252	$2,701

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated financial statements should be read in conjunction with the 2016 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $78,000 at March 31, 2017 and $77,000 at December 31, 2016. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,526,000 and $1,513,000 at March 31, 2017 and December 31, 2016, respectively. Pre-production and start-up costs are expensed as incurred.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding one year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply. These amounts are not included in the inventory reserve discussed above.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2017 or December 31, 2016, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2017 and 2016. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2017 and December 31, 2016. The 2013 through 2015 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were no income taxes paid during the three months ended March 31, 2017 and 2016. Interest paid amounted to approximately $22,000 and $18,000, respectively, during the three months ended March 31, 2017 and 2016.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2017 and December 31, 2016.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. The current guidance simplifies when an entity must measure inventory at the lower of cost or market (market in the context is defined as one of three different measures, one of which is net realizable value). For public business entities, the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance and it has not had a material impact on the Company’s financial statements.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and deferred tax liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with interim periods within those annual periods. The Company adopted this guidance during the reporting period, which resulted in the reclassification of a deferred tax liability of $661,000 from current to noncurrent at March 31, 2017 and December 31, 2016. The deferred tax liability, for both reporting periods offsets the deferred tax asset, as presented on the balance sheet at March 31, 2017 and December 31, 2016.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance and it has not had a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.: The ASU is effective prospectively for fiscal years beginning December 15, 2019 for public business entities that are SEC filers. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this guidance and it has not had a material impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This update is effective for annual periods beginning after December 15, 2017.

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

3.	Inventories

	March 31, 2017	December 31, 2016
	($000’s omitted)
Raw material and common parts, net of reserve	$7,664	$7,618
Work-in-process,	2,285	2,062
Finished goods, net of reserve	3,374	3,613
Total inventories	$13,323	$13,293

4.	Property, Plant and Equipment

	March 31, 2017	December 31, 2016
	($000’s omitted)
Land	$7	$21
Buildings	10,167	10,422
Machinery, equipment and tooling	15,959	15,826
Construction in progress	123	77
	26,256	26,346
Less accumulated depreciation and amortization	(16,536)	(16,409)
Total property, plant and equipment	$9,720	$9,937

As previously disclosed, the Company through a wholly-owned subsidiary, entered into a contract to sell unused commercial real property in Franklinville, New York for approximately $180,000. The sale transaction closed on March 9, 2017 and the wholly-owned subsidiary recognized a de minimis loss on the sale.

Depreciation and amortization expense amounted to approximately $210,000 and $207,000 for the three months ended March 31, 2017 and 2016, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of March 31, 2017, there is approximately $123,000 ($77,000 – 2016) of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group. See Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	March 31, 2017	December 31, 2016
	($000’s omitted)

Term loan payable to a financial institution; Interest rate option of bank prime or LIBOR plus 1.4% (2.18% as of March 31, 2017); monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$2,009	$2,096

Term loan payable to a financial institution; Interest rate option of bank prime or LIBOR plus 1.4% (2.18% as of March 31, 2017); monthly principal payments of $23,810 through 2021	1,357	1,428
	3,366	3,524
Less current portion	(548)	(548)
	$2,818	$2,976

The Company has a $2,000,000 line of credit on which there was no balance outstanding at March 31, 2017 and December 31, 2016.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2017 and December 31, 2016 the Company was in compliance with these covenants.

6.	Shareholders’ Equity

			($000’s omitted except for share data)
	Common Stock
	Number of shares issued	Amount	Capital in excess of par value	Retained earnings	ESOT	Treasury stock	Accumulated Other Comprehensive Loss	Total shareholders’ equity
Balance at December 31, 2016	2,614,506	$523	$14,160	$14,768	$(763)	$(1,551)	$(20)	$27,117
Net income	-	-	-	26	-	-	-	26
Purchase of treasury shares	-	-	-	-	-	(160)	-	(160)
Stock based compensation, net of tax benefit	-	-	2	-	-	52	-	54
Balance at March 31, 2017	2,614,506	$523	$14,162	$14,794	$(763)	$(1,659)	$(20)	$27,037

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2017, the Company has purchased 345,404 shares and there remains 104,596 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2017.

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company's 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be $1,336,500 and was recognized over the four year requisite service period.

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

Included in the three months ended March 31, 2017 and 2016 is approximately $53,000 and $90,000, respectively, of compensation expense related to the restrictive share awards.

On January 1, 2017, 39,750 shares of restricted stock vested of which 15,991 shares were withheld and repurchased by the Company for approximately $160,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

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

	Three Months Ended March 31,
	2017	2016
	($000’s omitted except per share data)
Net income	$26	$258
Weighted average common shares outstanding (basic)	2,251	2,221
Unvested restricted stock	44	41
Weighted average common Shares outstanding (diluted)	2,294	2,262
Basic
Net income per share	$0.01	$0.12
Diluted
Net income per share	$0.01	$0.11

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies

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

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) as arbitration award in connection with the termination of the Former Employee’s employment agreement. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $528,000 has been accrued as of March 31, 2017 and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the Consumer Products Group (“CPG”). The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which $3,432,000 was completed as of March 31, 2017 and is included in property, plant and equipment.

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

The Company’s CPG was awarded a $300,000 grant from Cattaraugus County, New York. The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of March 31, 2017.

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

The Company operates in two business segments, Advanced Technology Group (“ATG”) and CPG. The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

As of March 31, 2017, the Company had identifiable assets of approximately $34,943,000 ($35,620,000 – December 31, 2016) of which approximately $23,945,000 ($24,037,000 – December 31, 2016) was for ATG and approximately $10,998,000 ($11,583,000 – December 31, 2016) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Revenues from unaffiliated customers	$7,420	$7,110	$1,683	$1,837	$9,103	$8,947
Cost of goods sold, exclusive of depreciation and amortization	(5,464)	(5,169)	(1,578)	(1,547)	(7,042)	(6,716)
Selling, general and administrative	(1,327)	(1,132)	(505)	(504)	(1,832)	(1,636)
Depreciation and amortization	(146)	(140)	(64)	(67)	(210)	(207)
Interest expense	(15)	(11)	(8)	(8)	(23)	(19)
Income (loss) before income tax provision (benefit)	468	658	(472)	(289)	(4)	369
Income tax provision (benefit)	112	198	(142)	(87)	(30)	111
Net income (loss)	$356	$460	$(330)	$(202)	$26	$258
Capital expenditures	$181	$139	$2	$39	$183	$178

10.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

11.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three month periods ended March 31, 2017 and 2016 approximately 9%, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2017 and 2016 ($000’s omitted):

	Three Months Ended March 31,
					2017 vs 2016
	2017		2016		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenue:
Advanced Technology	$7,420	81.5%	$7,110	79.5%	$310	4.4%
Consumer Products	1,683	18.5%	1,837	20.5%	(154)	(8.4%)
	9,103	100.0%	8,947	100.0%	156	1.7%
Cost of goods sold, exclusive of depreciation and amortization	7,042	77.4%	6,716	75.1%	326	4.9%
Selling, general and administrative	1,832	20.1%	1,636	18.3%	196	12.0%
Depreciation and amortization	210	2.3%	207	2.3%	3	1.4%
Total costs and expenses	9,084	99.8%	8,559	95.7%	525	6.1%
Operating income, net	19	0.2%	388	4.3%	(369)	(95.1%)
Interest expense	23	0.3%	19	0.2%	4	21.1%
Income tax provision	(30)	(0.3%)	111	1.2%	(141)	(127.0%)
Net income	$26	0.2%	$258	2.9%	$(232)	(89.9%)

Revenue

The Company’s consolidated revenues from operations increased approximately $156,000 or 1.7% for the three month period ended March 31, 2017 when compared to the same period in 2016. The net increase in revenue is primarily the result of increases in commercial shipments at ATG offset by a reduction in revenues at the CPG. Increased revenue from CPG government sales were more than offset by decreases in revenue from CPG domestic and international commercial channels.

Cost of Goods Sold

Cost of goods sold increased approximately $326,000 or 4.9% for the three month period ended March 31, 2017 when compared to the same period in 2016 due to increased sales volume. Cost of sales as a percentage of sales increased from 75.1% to 77.4% for the three month period ended March 31, 2017 when compared to the same period in 2016 due in part to the mix of product sold. Additionally, although consolidated employment levels remained relatively consistent, the Company experienced some initial labor inefficiencies in the first quarter of 2017 associated with the transition of certain workforce responsibilities in response to an increase in production capacity requirements at the ATG. The Company continues to pursue cost saving opportunities in material procurements and operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $196,000 or 12% for the three month period ended March 31, 2017 when compared to the same period in 2016. Approximately 56% of SG&A expense relates to labor and labor related expense to support SG&A functions. Such expenses increased approximately $33,000 primarily due to an increase in salaries, wages and employee benefit costs for new and existing employees. Approximately 13% of SG&A expense is attributable to the sales and marketing of products including commissions and royalty expenses. These expenses decreased approximately $24,000 as a result of less investment in media and catalog advertising and travel opportunities to promote new product development. Approximately 16% of SG&A expense is attributable to professional and legal services, such expenses increased approximately $122,000 primarily due to ongoing legal proceedings.

Depreciation and Amortization Expense

Depreciation and amortization remained relatively consistent for the three month period ended March 31, 2017 and when compared to the same period in 2016 primarily due to a previously disclosed contract to sell commercial real property in Franklinville, NY for approximately $180,000. The sale transaction closed on March 9, 2017. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

Interest Expense

Interest expense remained relatively consistent for the three month period ended March 31, 2017 when compared to the same period in 2016. See also Note 5, Long-Term Debt, for information on long-term debt.

Other Income

See Note 10, Other Income, for information on other income.

Income Taxes

The Company’s effective tax rate was approximately 750.0% and 30.0% for the three month periods ended March 31, 2017 and 2016, respectively. The effective tax rate for the three month period ended March 31, 2017 includes approximately $28,000 of tax benefit resulting from the vesting of restricted stock awards. Without this tax benefit, the effective tax rate would be 30.0%. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the three month period ended March 31, 2017 decreased approximately $232,000 when compared to the same period in 2016. This decrease is the result of decreases in revenues at the CPG as well as increased legal expenses not fully offset by increases in revenues at the ATG in the respective period.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2017, the Company had working capital of approximately $19,793,000 of which approximately $3,252,000 was comprised of cash and cash equivalents.

The Company generated approximately $58,000 in cash from operations during the three months ended March 31, 2017. Cash was generated primarily through timing differences on collections of accounts receivables as well as other accrued items. The primary use of cash for the Company’s operating activities for the three months ended March 31, 2017 include working capital requirements, timing differences on payments to vendors and other current assets. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures. The Company’s primary use of cash in its financing and investing activities in the three months ended March 31, 2017 included approximately $158,000 of current principal payments on long-term debt as well as approximately $160,000 for the purchase of treasury shares. The Company also expended approximately $183,000 for capital expenditures during the three months ended March 31, 2017. These uses are partially offset by cash generated in the amount of $180,000 for the sale of commercial real property.

The Company has a $2,000,000 line of credit, which is available until June 21, 2017, which is intended to be renewed under similar terms. As of March 31, 2017, there were no draws on the line.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2017. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2017, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 7, Commitments and Contingencies, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2017 Periods	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January	15,991(2)	$9.97	-	104,596
February	-	-	-	104,596
March	-	-	-	104,596
Total	15,991	$9.97	-	104,596

(1)   The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2017, the Company has purchased 345,404 shares and there remains 104,596 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2017.

(2)   Includes 15,991 shares withheld/purchased by the Company in January 2017 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2017

SERVOTRONICS, INC.

By:	/s/ Dr. Nicholas D. Trbovich, Chief Executive Officer
Dr. Nicholas D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer