Form 10-Q
period 2017-06-30
SERVOTRONICS INC /DE/
filed 2017-08-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $.20 par value	2,434,449

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,588	$3,515
Accounts receivable, net	7,298	7,439
Inventories, net	13,070	13,293
Prepaid income taxes	206	182
Other current assets	378	387
Total current assets	23,540	24,816

Property, plant and equipment, net	9,883	9,937

Deferred income taxes	491	491

Other non-current assets	754	376

Total Assets	$34,668	$35,620

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Dividend payable	376	-
Accounts payable	1,568	2,080
Accrued employee compensation and benefits costs	2,011	1,945
Other accrued liabilities	137	426
Total current liabilities	4,640	4,999

Long-term debt	2,681	2,976

Post retirement obligation	528	528

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,294,157 (2,310,148 - 2016) shares	523	523
Capital in excess of par value	14,166	14,160
Retained earnings	14,523	14,768
Accumulated other comprehensive loss	(20)	(20)
Employee stock ownership trust commitment	(763)	(763)
Treasury stock, at cost 180,057 (164,066 - 2016) shares	(1,610)	(1,551)
Total shareholders' equity	26,819	27,117

Total Liabilities and Shareholders' Equity	$34,668	$35,620

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$9,616	$10,296	$18,719	$19,243

Cost, expenses and other (income):
Cost of goods sold, exclusive of depreciation and amortization	7,628	7,129	14,670	13,845
Selling, general and administrative	1,611	1,521	3,443	3,157
Depreciation and amortization	218	205	428	412
Interest expense	15	17	38	36
Other income, net	(5)	(10)	(5)	(10)

Total expenses	9,467	8,862	18,574	17,440

Income before income tax provision	149	1,434	145	1,803

Income tax provision	44	430	14	541

Net income	$105	$1,004	$131	$1,262

Income per share:
Basic
Net Income per share	$0.05	$0.45	$0.06	$0.57

Diluted
Net income per share	$0.05	$0.43	$0.06	$0.55

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows related to operating activities:
Net Income	$131	$1,262
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	428	412
Loss on disposal of property	16	-
Stock based compensation	107	238
Increase in inventory reserve	12	46
Increase (decrease) in allowance for doubtful accounts	1	(5)

Change is assets and liabilities:
Accounts receivable	141	(970)
Inventories	211	(1,098)
Prepaid income taxes	(24)	173
Other current assets	9	(454)
Other non-current assets	(378)	(5)
Accounts payable	(512)	669
Accrued employee compensation and benefit costs	66	267
Other accrued liabilities	(96)	211
Accrued income taxes	(193)	221

Net cash (used) provided by operating activities	(81)	967

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(571)	(701)
Proceeds from sale of assets	180	-

Net cash used in investing activities	(391)	(701)

Cash flows related to financing activities:
Principal payments on long-term debt	(295)	(273)
Purchase of treasury shares	(160)	(165)
Cash dividend	-	(380)

Net cash used in financing activities	(455)	(818)

Net decrease in cash and cash equivalents	(927)	(552)

Cash and cash equivalents at beginning of period	3,515	3,268

Cash and cash equivalents at end of period	$2,588	$2,716

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated financial statements should be read in conjunction with the 2016 annual report and the notes thereto.

2.	Business Description and Summary of Significant Accounting Policies

Business Description

Servotronics, Inc. and its subsidiaries design, manufacture and market advanced technology products consisting primarily of control components, and consumer products consisting of knives and various types of cutlery and other edged products.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $78,000 at June 30, 2017 and $77,000 at December 31, 2016. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,525,000 and $1,513,000 at June 30, 2017 and December 31, 2016, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2017 or December 31, 2016, and did not recognize any interest and/or penalties in its consolidated statements of income during the six months ended June 30, 2017 and 2016. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2017 and December 31, 2016. The 2013 through 2015 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2017 and 2016 amounted to approximately $165,000 and $134,000, respectively. Interest paid amounted to approximately $38,000 and $36,000, respectively, during the six months ended June 30, 2017 and 2016.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2017 and December 31, 2016.

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

Reclassifications

Certain balances, as previously reported, were reclassified to conform with classifications adopted in the current period.

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

Recent Accounting Pronouncements

Effective January 1, 2017, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Adoption of this new guidance had no impact on the Company’s consolidated results of operations and financial position.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2017, the Company adopted new guidance issued by the FASB ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and deferred tax liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Adoption of this new guidance during the reporting period resulted in the reclassification of a deferred tax liability, of $661,000 from current to noncurrent at June 30, 2017 and December 31, 2016. The deferred tax liability, for both reporting periods offsets the deferred tax asset, as presented on the balance sheet at June 30, 2017 and December 31, 2016.

Effective January 1, 2017, the Company adopted new guidance issued by the FASB ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a Company’s payments for tax withholdings should be classified. Adoption of this new guidance has not had a material impact on the Company’s consolidated results of operations and financial position.

Effective January 1, 2017, the Company selected early adoption of the new guidance issued by the FASB ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. Adoption of this new guidance has not had a material impact on the Company’s consolidated results of operations and financial position.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	June 30,	December 31,
	2017	2016
	($000's omitted)
Raw material and common parts, net of reserve	$8,292	$7,618
Work-in-process	2,544	2,062
Finished goods, net of reserve	2,234	3,613
Total inventories	$13,070	$13,293

4.	Property, Plant and Equipment

	June 30,	December 31,
	2017	2016
	($000's omitted)
Land	$7	$21
Buildings	10,138	10,422
Machinery, equipment and tooling	16,151	15,826
Construction in progress	335	77
	26,631	26,346
Less accumulated depreciation	(16,748)	(16,409)
	$9,883	$9,937

As previously disclosed, the Company through a wholly-owned subsidiary, entered into a contract to sell unused commercial real property in Franklinville, New York for approximately $180,000. The sale transaction closed on March 9, 2017 and the wholly-owned subsidiary recognized a de minimis loss on the sale.

Depreciation and amortization expense amounted to approximately $428,000 and $412,000 for the six months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense amounted to approximately $218,000 and $205,000 for the 3 months ended June 30, 2017 and 2016, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of June 30, 2017, there is approximately $335,000 ($77,000 – 2016) of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group (“ATG”). See Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	2017	2016
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.45% as of June 30, 2017), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,943	$2,096

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.45% as of June 30, 2017), monthly prinicipal payments of $23,810 through December 1, 2021	1,286	1,428
	3,229	3,524
Less current portion	(548)	(548)
	$2,681	$2,976

The Company had a $2,000,000 line of credit available until June 21, 2017, which is intended to be renewed under similar terms in the third quarter of 2017. There was no balance outstanding at June 21, 2017 and December 31, 2016.

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2017 and December 31, 2016 the Company was in compliance with these covenants.

6.	Shareholders’ Equity

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity

Balance at December 31, 2016	2,614,506	$523	$14,160	$14,768	$(763)	$(1,551)	$(20)	$27,117
Net income				131				131
Purchase of treasury shares						(160)		(160)
Cash dividend				(376)				(376)
Stock based compensation, net of tax benefit	-	-	6	-	-	101	-	107
Balance at June 30, 2017	2,614,506	$523	$14,166	$14,523	$(763)	$(1,610)	$(20)	$26,819

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2017, the Company has purchased 345,404 shares and there remains 104,596 shares available to purchase under this program. There were no shares purchased by the Company during the six month period ended June 30, 2017.

On April 11, 2016, the Company issued 51,000 shares of restricted stock to Executive Officers and certain key management of the Company under the Company’s 2012 Long-Term Incentive Plan. The restricted share awards have varying vesting periods between January 2017 and January 2018; however, these shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be approximately $370,000 and will be recognized over the requisite service period.

Included in the six months ended June 30, 2017 and 2016 is approximately $107,000 and $238,000, respectively, of stock-based compensation expense related to the restrictive share awards.

On January 1, 2017, 39,750 shares of restricted stock vested of which 15,991 shares were withheld and repurchased by the Company for approximately $160,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

On May 16, 2017 the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on July 14, 2017 to shareholders of record on June 30, 2017 and was approximately $376,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable and as a reduction to retained earnings on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($000's omitted except per share data)
Net Income	$105	$1,004	$131	$1,262
Weighted average common shares outstanding (basic)	2,251	2,220	2,251	2,195
Incremental shares from assumed conversions of stock options	-	-	-	-
Unvested restricted stock	43	92	43	92
Weighted average common shares outstanding (diluted)	2,294	2,312	2,294	2,287
Basic
Net income per share	$0.05	$0.45	$0.06	$0.57
Diluted
Net income per share	$0.05	$0.43	$0.06	$0.55

7.	Commitments and Contingencies

Litigation.The Company has pending litigation relative to leases of certain equipment and real property with a former related party, Aero, Inc. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company considers the risk of loss remote, and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. Accordingly, no gain or loss has been recognized in the accompanying financials statements related to this litigation.

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $528,000 has been accrued as of June 30, 2017 and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the Consumer Products Group (“CPG”). The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and is now manufacturing in the newly constructed facility. The cost of the project is approximately $4,000,000 over a five year period of which $3,432,000 was completed as of June 30, 2017 and is included in property, plant and equipment.

The Company’s Consumer Products Group (“CPG”) was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with the expansion of the Company’s CPG facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Company’s CPG entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s CPG was awarded a $300,000 grant from Cattaraugus County, New York. The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of June 30, 2017.

8.	Litigation

Except as set forth in Note 7, Commitments and Contingencies, there are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.	Related Party Transactions

The Company paid legal fees and disbursements of approximately $144,000 and $23,000 in the six month period ended June 30, 2017 and 2016, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended June 30, 2017 and 2016 amounted to approximately $94,000 and $0, respectively. As of June 30, 2017, the Company had accrued additional legal fees of approximately $23,000 with this firm.

10.	Business Segments

The Company operates in two business segments, ATG and CPG. The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

As of June 30, 2017, the Company had identifiable assets of approximately $34,668,000 ($35,620,000 – December 31, 2016) of which approximately $23,603,000 ($24,037,000 – December 31, 2016) was for ATG and approximately $11,065,000 ($11,583,000 – December 31, 2016) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	($000's omitted)
	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Revenues from unaffiliated customers	$15,050	$15,365	$3,669	$3,878	$18,719	$19,243
Cost of goods sold, exclusive of depreciation and amortization	(11,345)	(10,643)	(3,325)	(3,202)	(14,670)	(13,845)
Selling, general and administrative	(2,493)	(2,236)	(950)	(921)	(3,443)	(3,157)
Depreciation and amortization	(300)	(276)	(128)	(136)	(428)	(412)
Interest expense	(23)	(21)	(15)	(15)	(38)	(36)
Other income, net	4	10	1	-	5	10
Income (loss) before income tax provision (benefits)	893	2,199	(748)	(396)	145	1,803
Income tax provision (benefits)	239	660	(225)	(119)	14	541
Net income (loss)	$654	$1,539	$(523)	$(277)	$131	$1,262
Capital expenditures	$495	$543	$76	$158	$571	$701

	($000's omitted)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Revenues from unaffiliated customers	$7,630	$8,256	$1,986	$2,040	$9,616	$10,296
Cost of goods sold, exclusive of depreciation and amortization	(5,881)	(5,474)	(1,747)	(1,655)	(7,628)	(7,129)
Selling, general and administrative	(1,166)	(1,105)	(445)	(416)	(1,611)	(1,521)
Depreciation and amortization	(154)	(136)	(64)	(69)	(218)	(205)
Interest expense	(8)	(10)	(7)	(7)	(15)	(17)
Other income, net	4	10	1	-	5	10
Income (loss) before income tax provision (benefits)	425	1,541	(276)	(107)	149	1,434
Income tax provision (benefits)	127	462	(83)	(32)	44	430
Net income (loss)	$298	$1,079	$(193)	$(75)	$105	$1,004
Capital expenditures	$314	$404	$74	$119	$388	$523

11.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

12.	Subsequent Events

None.

Item 2.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three and six months ended June 30, 2017 approximately 11%, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. This compares to the approximately 8% for the same three and six months ended 2016. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three and six months ended June 30, 2017 and 2016 ($000’s omitted):

	($000's omitted except per share data)
	Six Months Ended June 30,
					2017 vs 2016
	2017		2016		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$15,050	80.4%	$15,365	79.8%	$(315)	-2.1%
Consumer Products	3,669	19.6%	3,878	20.2%	(209)	-5.4%
	18,719	100.0%	19,243	100.0%	(524)	-2.7%
Cost of goods sold, exclusive of depreciation and amortization	14,670	78.3%	13,845	71.9%	825	6.0%
Selling, general and administrative	3,443	18.4%	3,157	16.4%	286	9.1%
Depreciation and amortization	428	2.3%	412	2.1%	16	3.9%
Total costs and expenses	18,541	99.0%	17,414	90.4%	1,127	6.5%
Operating income, net	178	1.0%	1,829	9.6%	(1,651)	-90.3%
Interest expense	38	0.2%	36	0.2%	2	5.6%
Other income, net	(5)	-	(10)	-	5	-50.0%
Income tax provision (benefits)	14	0.1%	541	2.8%	(527)	-97.4%
Net income	$131	0.7%	$1,262	6.6%	$(1,131)	-89.6%

	($000's omitted except per share data)
	Three Months Ended June 30,
					2017 vs 2016
	2017		2016		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$7,630	79.3%	$8,256	80.2%	$(626)	-7.6%
Consumer Products	1,986	20.7%	2,040	19.8%	(54)	-2.6%
	9,616	100.0%	10,296	100.0%	(680)	-6.6%
Cost of goods sold, exclusive of depreciation and amortization	7,628	79.3%	7,129	69.2%	499	7.0%
Selling, general and administrative	1,611	16.8%	1,521	14.8%	90	5.9%
Depreciation and amortization	218	2.3%	205	2.0%	13	6.3%
Total costs and expenses	9,457	98.3%	8,855	86.0%	602	6.8%
Operating income, net	159	1.7%	1,441	14.0%	(1,282)	-89.0%
Interest expense	15	0.2%	17	0.2%	(2)	-11.8%
Other income, net	(5)	-0.1%	(10)	-0.1%	5	-50.0%
Income tax provision (benefits)	44	0.5%	430	4.2%	(386)	-89.8%
Net income	$105	1.1%	$1,004	9.7%	$(899)	-89.5%

Revenue

The Company’s consolidated revenues from operations decreased approximately $524,000 or -2.7% for the six month period ended June 30, 2017 when compared to the same period in 2016. During this period both ATG and CPG increased government shipments by approximately $340,000. This is offset by decreased commercial shipments at both ATG and CPG by approximately $864,000.

The Company’s consolidated revenues from operations decreased approximately $680,000 or -6.6% for the three month period ended June 30, 2017 when compared to the same period in 2016. During this period both ATG and CPG increased government shipments by approximately $343,000. This is offset by decreased commercial shipments at both ATG and CPG by approximately $1,023,000.

Cost of Goods Sold

Cost of goods sold increased approximately $825,000 or 6.0% for the six month period ended June 30, 2017 and increased approximately $499,000 or 7.0% for the three month period ended June 30, 2017 when compared to the same period in 2016 due in part to the mix of product sold. Additionally, although consolidated employment levels remain consistent, the Company continues to experience labor inefficiencies with the transition of certain workforce responsibilities in response to an increase in production capacity requirements at the ATG. The Company continues to pursue cost saving opportunities in material procurements and operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $286,000 or 9.1% for the six month period ended June 30, 2017 and increased approximately $90,000 or 5.9% for the three month period ended June 30, 2017 when compared to the same period in 2016. Approximately 18% of SG&A expense is attributable to professional and legal services, such expenses increased approximately $278,000 primarily due to ongoing legal proceedings. The balance of the increase in SG&A expense is attributable to the sales and marketing of products including commissions, royalty expenses, sales promotions and trade show expenses.

Depreciation and Amortization Expense

Depreciation and amortization remained relatively consistent for the six and three month periods ended June 30, 2017 and when compared to the same period in 2016. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will follow the Company’s requirements to support its manufacturing delivery commitments and to implement certain information technology improvements.

Interest Expense

Interest expense remained relatively consistent for the six and three month periods ended June 30, 2017 when compared to the same period in 2016. See also Note 5, Long-Term Debt, for information on long-term debt.

Other Income

See Note 11, Other Income, for information on other income.

Income Taxes

The Company’s effective tax rate was approximately 9.7% and 30.0% for the six month periods ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate was approximately 29.5% and 30.0% for the three month periods ended June 30, 2017 and 2016, respectively.  The effective tax rate for the six month period ended June 30, 2017 includes approximately $10,000 of tax benefit resulting from the vesting of restricted stock awards.  Without this tax benefit, the effective tax rate would be 16.6%.  The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the six month period ended June 30, 2017 decreased approximately $1,131,000 and decreased approximately $899,000 for the three month period ended June 30, 2017, when compared to the same periods in 2016. This decrease is the result of decreases in revenue at both business segments as well as increases in cost of goods sold and SG&A as discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At June 30, 2017, the Company had working capital of approximately $18,900,000 of which approximately $2,588,000 was comprised of cash and cash equivalents.

The Company utilized approximately $81,000 in cash from operations during the six months ended June 30, 2017. The primary use of cash for the Company’s operating activities for the six month period ended June 30, 2017 includes working capital requirements, timing differences on payments to vendors and other current assets partially offset by generating cash by increased collections effort and managing inventory levels. The Company’s primary use of cash in its financing and investing activities in the six months ended June 30, 2017 included approximately $295,000 of current principal payments on long-term debt as well as approximately $160,000 for the purchase of treasury shares. The Company also expended approximately $571,000 for capital expenditures during the six months ended June 30, 2017. These uses are partially offset by cash generated in the amount of $180,000 for the sale of commercial real property.

The Company had a $2,000,000 line of credit available until June 21, 2017, which is intended to be renewed under similar terms in the third quarter of 2017.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s President, who was designated the Company’s Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2017. Based upon that evaluation, the PEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the PEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2017, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 7, Commitments and Contingencies, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2017 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	15,991	(2)	$9.97	-	104,596
April	-		-	-	104,596
May	-		-	-	104,596
June	-		-	-	104,596
Total	15,991		$9.97	-	104,596

(1)      The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2017, the Company has purchased 345,404 shares and there remains 104,596 shares available to purchase under this program. There were no shares purchased by the Company during the six month period ended June 30, 2017.

(2)      Includes 15,991 shares withheld/purchased by the Company in January 2017 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: August 11, 2017

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, President
Kenneth D. Trbovich
President

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer

- 23 -