Form 10-Q
period 2017-09-30
SERVOTRONICS INC /DE/
filed 2017-11-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $.20 par value	2,511,076

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,045	$3,515
Accounts receivable, net	9,100	7,439
Inventories, net	12,993	13,293
Prepaid income taxes	363	182
Other current assets	363	387
Total current assets	24,864	24,816

Property, plant and equipment, net	11,021	9,937

Deferred income taxes	491	491

Other non-current assets	385	376

Total Assets	$36,761	$35,620

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Accounts payable	2,500	2,080
Accrued employee compensation and benefits costs	2,414	1,945
Other accrued liabilities	680	426
Total current liabilities	6,142	4,999

Long-term debt	2,567	2,976

Post retirement obligation	528	528

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,290,527 (2,310,148 - 2016) shares	523	523
Capital in excess of par value	14,168	14,160
Retained earnings	15,194	14,768
Accumulated other comprehensive loss	(20)	(20)
Employee stock ownership trust commitment	(763)	(763)
Treasury stock, at cost 183,983 (164,066 - 2016) shares	(1,578)	(1,551)
Total shareholders' equity	27,524	27,117

Total Liabilities and Shareholders' Equity	$36,761	$35,620

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$11,325	$9,465	$30,044	$28,708

Cost, expenses and other (income):
Cost of goods sold, exclusive of depreciation and amortization	8,036	7,043	22,706	20,888
Selling, general and administrative	2,080	1,658	5,523	4,815
Depreciation and amortization	209	198	637	610
Interest expense	18	18	56	54
Other income, net	(6)	(9)	(11)	(19)

Total expenses	10,337	8,908	28,911	26,348

Income before income tax provision	988	557	1,133	2,360

Income tax provision	317	191	331	732

Net income	$671	$366	$802	$1,628

Income per share:
Basic
Net Income per share	$0.30	$0.17	$0.35	$0.74

Diluted
Net income per share	$0.29	$0.16	$0.35	$0.71

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows related to operating activities:
Net Income	$802	$1,628
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	637	610
Loss on disposal of property	16	-
Stock based compensation	176	386
Increase in inventory reserve	43	14
Increase (decrease) in allowance for doubtful accounts	72	(8)

Change in assets and liabilities:
Accounts receivable	(1,733)	(501)
Inventories	257	(1,466)
Prepaid income taxes	(181)	63
Other current assets	24	(75)
Other non-current assets	(9)	(6)
Accounts payable	(88)	598
Accrued employee compensation and benefit costs	469	(16)
Other accrued liabilities	254	145

Net cash provided by operating activities	739	1,372

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,401)	(786)
Proceeds from sale of assets	180	-

Net cash used in investing activities	(1,221)	(786)

Cash flows related to financing activities:
Principal payments on long-term debt	(409)	(410)
Purchase of treasury shares	(203)	(197)
Cash dividend	(376)	(380)

Net cash used in financing activities	(988)	(987)

Net decrease in cash and cash equivalents	(1,470)	(401)

Cash and cash equivalents at beginning of period	3,515	3,268

Cash and cash equivalents at end of period	$2,045	$2,867

  See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated financial statements should be read in conjunction with the 2016 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $149,000 at September 30, 2017 and $77,000 at December 31, 2016. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,556,000 and $1,513,000 at September 30, 2017 and December 31, 2016, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2017 or December 31, 2016, and did not recognize any interest and/or penalties in its consolidated statements of income during the nine months ended September 30, 2017 and 2016. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2017 and December 31, 2016. The 2014 through 2016 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2017 and 2016 amounted to approximately $165,000 and $644,000, respectively. Interest paid amounted to approximately $56,000 and $54,000, respectively, during the nine months ended September 30, 2017 and 2016. Equipment received but not placed in service and included in accounts payable at September 30, 2017 amounted to approximately $508,000.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2017 and December 31, 2016.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2017, the Company adopted new guidance issued by the FASB ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and deferred tax liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Adoption of this new guidance during the reporting period resulted in the reclassification of a deferred tax liability, of $661,000 from current to noncurrent at September 30, 2017 and December 31, 2016. The deferred tax liability, for both reporting periods offsets the deferred tax asset, as presented on the balance sheet at September 30, 2017 and December 31, 2016.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	September 30,	December 31,
	2017	2016
	($000's omitted)
Raw material and common parts, net of reserve	$7,930	$7,618
Work-in-process	3,123	2,062
Finished goods, net of reserve	1,940	3,613
Total inventories	$12,993	$13,293

4.	Property, Plant and Equipment

	September 30,	December 31,
	2017	2016
	($000's omitted)

Land	$7	$21
Buildings	10,144	10,422
Machinery, equipment and tooling	16,285	15,826
Construction in progress	1,544	77
	27,980	26,346
Less accumulated depreciation	(16,959)	(16,409)
	$11,021	$9,937

As previously disclosed, the Company through a wholly-owned subsidiary, entered into a contract to sell unused commercial real property in Franklinville, New York for approximately $180,000. The sale transaction closed on March 9, 2017 and the wholly-owned subsidiary recognized a de minimis loss on the sale.

The Company has purchased and received two pieces of equipment in the amount of approximately $688,000. Both pieces of equipment will be paid using the Company’s new lease line of credit for equipment financing dated August 17, 2017. As of September 30, 2017 neither piece of equipment has been put into service.

Depreciation and amortization expense amounted to approximately $637,000 and $610,000 for the nine months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense amounted to approximately $209,000 and $198,000 for the three months ended September 30, 2017 and 2016, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, there is approximately $1,544,000  ($77,000  – 2016) of construction in progress included in property, plant and equipment primarily related to capital projects at the Advanced Technology Group (“ATG”), including the equipment covered under the equipment financing agreement. See Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

5.	Long-Term Debt

	September 30,	December 31,
	2017	2016
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.64% as of September 30, 2017), monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,901	$2,096

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.64% as of September 30, 2017), monthly principal payments of $23,810 through December 1, 2021	1,214	1,428
	3,115	3,524
Less current portion	(548)	(548)
	$2,567	$2,976

The Company renewed a $2,000,000 line of credit available until June 20, 2018. There was no balance outstanding at September 30, 2017 and December 31, 2016.

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2017 and December 31, 2016 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is sixty months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was no balance outstanding at September 30, 2017.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Shareholders’ Equity

			($000's omitted except for share data)
	Common Stock						Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity

Balance at December 31, 2016	2,614,506	$523	$14,160	$14,768	$(763)	$(1,551)	$(20)	$27,117
Net income				802				802
Purchase of treasury shares			-			(203)		(203)
Cash dividend				(376)				(376)
Stock based compensation, net of tax benefit	-	-	8	-	-	176	-	184
Balance at September 30, 2017	2,614,506	$523	$14,168	$15,194	$(763)	$(1,578)	$(20)	$27,524

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2017, the Company has purchased 349,330 shares and there remains 100,670 shares available to purchase under this program. There were 19,917 shares purchased by the Company during the nine month period ended September 30, 2017.

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

Included in the nine months ended September 30, 2017 and 2016 is approximately $176,000 and $386,000, respectively, of stock-based compensation expense related to the restrictive share awards.

On January 1, 2017, 39,750 shares of restricted stock vested of which 15,991 shares were withheld and repurchased by the Company for approximately $160,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan. Additionally, upon the death of Servotronics’ Chairman of the Board and Chief Executive Officer (CEO), 15,000 restricted shares awarded to the Chairman and CEO vested.

On May 16, 2017 the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on July 14, 2017 to shareholders of record on June 30, 2017 and was approximately $376,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is a reduction to retained earnings on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($000's omitted except per share data)
Net Income	$671	$366	$802	$1,628
Weighted average common shares outstanding (basic)	2,262	2,219	2,264	2,203
Unvested restricted stock	29	92	29	92
Weighted average common shares outstanding (diluted)	2,291	2,311	2,293	2,295
Basic
Net income per share	$0.30	$0.17	$0.35	$0.74
Diluted
Net income per share	$0.29	$0.16	$0.35	$0.71

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post employment health related benefits to the former Executive Officer of the Company. Approximately $528,000 has been accrued as of September 30, 2017 and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Facility Expansion. As previously disclosed, the Company has commenced a multi-year investment plan designed to consolidate the operations of the Consumer Products Group (“CPG”). The five year plan included the construction of an approximate 28,000 square foot addition, capital improvements to the existing plant, the reconfiguration of its production process within the expanded facility, and the addition of new state of the art knife-making equipment. The Company broke ground in the second quarter of 2014 and began manufacturing in the newly constructed facility in the fourth quarter of 2015. The cost of the project was approximately $4,000,000 over a five year period of which $3,432,000 was completed as of September 30, 2017 and is included in property, plant and equipment.

The CPG was awarded certain incentives from the County of Cattaraugus Industrial Development Agency (CCIDA) in connection with the expansion of the Company’s facility in Franklinville, New York and other proposed capital expenditures. The incentives include certain real property tax and sales tax abatements in connection with the proposed project. The Company’s CPG entered into customary lease and leaseback arrangements with the CCIDA to facilitate the various tax incentives.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s CPG was awarded a $300,000 grant from Cattaraugus County, New York. The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of September 30, 2017.

8.	Litigation

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

There are no other legal proceedings currently pending by or against the Company other than litigation incidental to the business, which is not expected to have a material adverse effect on the business or earnings of the Company.

9.	Related Party Transactions

The Company paid legal fees and disbursements of approximately $188,000 and $65,000 in the nine month period ended September 30, 2017 and 2016, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended September 30, 2017 and 2016 amounted to approximately $44,000 and $41,000, respectively. As of September 30, 2017, the Company had accrued additional legal fees of approximately $39,000 with this firm.

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

As of September 30, 2017, the Company had identifiable assets of approximately $36,761,000 ($35,620,000 – December 31, 2016) of which approximately $25,477,000  ($24,037,000 – December 31, 2016) was for ATG and approximately $11,284,000 ($11,583,000 – December 31, 2016) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted)
	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Revenues from unaffiliated customers	$23,968	$23,023	$6,076	$5,685	$30,044	$28,708
Cost of goods sold, exclusive of depreciation and amortization	(17,407)	(16,060)	(5,299)	(4,828)	(22,706)	(20,888)
Selling, general and administrative	(4,133)	(3,477)	(1,390)	(1,338)	(5,523)	(4,815)
Depreciation and amortization	(443)	(412)	(194)	(198)	(637)	(610)
Interest expense	(32)	(32)	(24)	(22)	(56)	(54)
Other income, net	9	19	2	-	11	19
Income (loss) before income tax provision (benefits)	1,962	3,061	(829)	(701)	1,133	2,360
Income tax provision (benefits)	580	949	(249)	(217)	331	732
Net income (loss)	$1,382	$2,112	$(580)	$(484)	$802	$1,628
Capital expenditures	$1,777	$613	$124	$173	$1,901	$786

	($000's omitted)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Revenues from unaffiliated customers	$8,918	$7,658	$2,407	$1,807	$11,325	$9,465
Cost of goods sold, exclusive of depreciation and amortization	(6,062)	(5,418)	(1,974)	(1,625)	(8,036)	(7,043)
Selling, general and administrative	(1,640)	(1,240)	(440)	(418)	(2,080)	(1,658)
Depreciation and amortization	(143)	(137)	(66)	(61)	(209)	(198)
Interest expense	(9)	(11)	(9)	(7)	(18)	(18)
Other income, net	5	9	1	-	6	9
Income (loss) before income tax provision (benefits)	1,069	861	(81)	(304)	988	557
Income tax provision (benefits)	341	289	(24)	(98)	317	191
Net income (loss)	$728	$572	$(57)	$(206)	$671	$366
Capital expenditures	$1,282	$70	$48	$15	$1,330	$85

11.	Other Income

Components of other income include interest income on cash and cash equivalents, and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

12.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended September 30, 2017, approximately 13% of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. This compares to the approximately 10% for the same three months ended 2016. During the nine months ended September 30, 2017, approximately 11% of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. This compares to the approximately 9% for the same nine months ended 2016. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

In response to ongoing reductions in military spending, the CPG continues to diversify its revenue streams with a broader government focus and new commercial channels, including the addition of national retailers, international accounts, and a direct-to-consumer business line. The CPG is also actively growing its custom manufacturing business to provide a wide range of metal and plastic fabrication services to a variety of consumer and industrial companies. New product development is focused on the commercialization of products with applications that span government and civilian requirements to maximize demand or that open up new lines of business entirely.

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the nine and three months ended September 30, 2017 and 2016 ($000’s omitted):

	($000's omitted except per share data)
	Nine Months Ended September 30,
					2017 vs 2016
	2017		2016		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$23,968	79.8%	$23,023	80.2%	$945	4.1%
Consumer Products	6,076	20.2%	5,685	19.8%	391	6.9%
	30,044	100.0%	28,708	100.0%	1,336	4.7%
Cost of goods sold, exclusive of depreciation and amortization	22,706	75.6%	20,888	72.8%	1,818	8.7%
Selling, general and administrative	5,523	18.4%	4,815	16.8%	708	14.7%
Depreciation and amortization	637	2.1%	610	2.1%	27	4.4%
Total costs and expenses	28,866	96.1%	26,313	91.7%	2,553	9.7%
Operating income, net	1,178	3.9%	2,395	8.3%	(1,217)	-50.8%
Interest expense	56	0.2%	54	0.2%	2	3.7%
Other income, net	(11)	-0.1%	(19)	-0.1%	8	-42.1%
Income tax provision (benefits)	331	1.1%	732	2.5%	(401)	-54.8%
Net income	$802	2.7%	$1,628	5.7%	$(826)	-50.7%

	($000's omitted except per share data)
	Three Months Ended September 30,
					2017 vs 2016
	2017		2016		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$8,918	78.7%	$7,658	80.9%	$1,260	16.5%
Consumer Products	2,407	21.3%	1,807	19.1%	600	33.2%
	11,325	100.0%	9,465	100.0%	1,860	19.7%
Cost of goods sold, exclusive of depreciation and amortization	8,036	71.0%	7,043	74.4%	993	14.1%
Selling, general and administrative	2,080	18.4%	1,658	17.5%	422	25.5%
Depreciation and amortization	209	1.8%	198	2.1%	11	5.6%
Total costs and expenses	10,325	91.2%	8,899	94.0%	1,426	16.0%
Operating income, net	1,000	8.8%	566	6.0%	434	76.7%
Interest expense	18	0.2%	18	0.2%	-	0.0%
Other income, net	(6)	-0.1%	(9)	-0.1%	3	-33.3%
Income tax provision (benefits)	317	2.8%	191	2.0%	126	66.0%
Net income	$671	5.9%	$366	3.9%	$305	83.3%

Revenue

The Company’s consolidated revenues from operations increased approximately $1,336,000 or 4.7% for the nine month period ended September 30, 2017 when compared to the same period in 2016. During this period both ATG and CPG increased government shipments by approximately $941,000  and commercial shipments by $395,000.

The Company’s consolidated revenues from operations increased approximately $1,860,000 or 19.7% for the three month period ended September 30, 2017 when compared to the same period in 2016. During this period both ATG and CPG increased government shipments by approximately $601,000 and commercial shipments by $1,259,000.

Cost of Goods Sold

Cost of goods sold increased approximately $1,818,000 or 8.7% for the nine month period ended September 30, 2017 and increased approximately $993,000 or 14.1% for the three month period ended September 30, 2017 when compared to the same periods in 2016. Although the Company continues to experience labor inefficiencies due in part to the mix of product sold, new employee training and increased costs for employee benefits, the three month period shows improvement over the first half of 2017. The increase in cost of goods sold for the three month period ended September 30, 2017 when compared to the same period in 2016 is primarily due to the increase in revenue for that same period. The Company continues to pursue cost saving opportunities in material procurements and operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $708,000 or 14.7% for the nine month period ended September 30, 2017 and increased approximately $422,000 or 25.5% for the three month period ended September 30, 2017 when compared to the same periods in 2016. The increase in the SG&A expense in both the nine month and three month period is primarily driven by the reserve of approximately $449,000 for the employment contract for Servotronics’ former Chairman of the Board and Chief Executive Officer. The death benefit equals 50% of base pay, payable to the Estate of Dr. Trbovich from the date of death through December 31, 2018. Approximately 15% of SG&A expense is attributable to professional and legal services for the nine month period ended September 30, 2017 increasing from 9% of SG&A expense for the same period ended September 30, 2016. Such expenses increased approximately $380,000 primarily due to ongoing legal proceedings slightly offset by decreases in staffing costs and computer supplies.

Depreciation and Amortization Expense

Depreciation and amortization remained relatively consistent for the nine and three month periods ended September 30, 2017 when compared to the same period in 2016. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will follow the Company’s requirements to support its manufacturing delivery commitments and to implement certain information technology improvements.

Interest Expense

Interest expense remained relatively consistent for the nine and three month periods ended September 30, 2017 when compared to the same period in 2016. See also Note 5, Long-Term Debt, for information on long-term debt.

Other Income

See Note 11, Other Income, for information on other income.

Income Taxes

The Company’s effective tax rate was approximately 29.2% and 31.0% for the nine month periods ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate was approximately 32.1% and 34.2% for the three month periods ended September 30, 2017 and 2016, respectively.  The effective tax rate for the nine month period ended September 30, 2017 includes approximately $19,000 of tax benefit resulting from the vesting of restricted stock awards.  Without this tax benefit, the effective tax rate would be 30.9%.  The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the nine month period ended September 30, 2017 decreased approximately $826,000 and increased approximately $305,000 for the three month period ended September 30, 2017, when compared to the same periods in 2016. The decrease of net income for the nine month period is the result of the increased costs in cost of goods sold and SG&A as discussed above. The increase for the three month period ended September 30, 2017 when compared to the same period in 2016 is primarily due to the increase in revenues.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At September 30, 2017, the Company had working capital of approximately $18,722,000 of which approximately $2,045,000 was comprised of cash and cash equivalents.

The Company generated approximately $739,000 in cash from operations during the nine months ended September 30, 2017. The primary generations of cash for the Company’s operating activities for the nine month period ended September 30, 2017 includes net income, managing inventory and accrued payroll costs partially offset by using cash primarily due to the timing of the collections of accounts receivable due to revenue increases. The Company’s primary use of cash in its financing and investing activities in the nine months ended September 30, 2017 included approximately $409,000 of current principal payments on long-term debt, approximately $203,000 for the purchase of treasury shares, as well as the payment of the dividend of approximately $376,000. The Company also expended approximately $1,901,000 for capital expenditures during the nine months ended September 30, 2017.

As discussed, approximately $688,000  of the capital expenditures will be financed through the lease line of credit. The capital expenditure uses are partially offset by cash generated in the amount of $180,000 for the sale of commercial real property.

The Company renewed a $2,000,000 line of credit available until June 20, 2018. There was no balance outstanding at September 30, 2017 and December 31, 2016.

The Company established an equipment lease line of credit in the amount of $1,000,000 available until June 28, 2018. The lease term for equipment covered by the lease line of credit is sixty months. There was no balance outstanding at September 30, 2017.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s President, who was designated the Company’s Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2017. Based upon that evaluation, the PEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the PEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2017, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than litigation incidental to the business, which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2017 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	15,991	(2)	$9.97	-	104,596
April - June	-		-	-	104,596
July	-		-	-	104,596
August	-		-	-	104,596
September	3,926		9.05	3,926	100,670
Total	19,917		$9.79	3,926	100,670

(1)     The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2017, the Company has purchased 349,330 shares and there remains 100,670 shares available to purchase under this program.

(2)     Includes 15,991 shares withheld/purchased by the Company in January 2017 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: November 13, 2017

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Principal Executive Officer
Kenneth D. Trbovich
Principal Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer