Form 10-K
period 2017-12-31
SERVOTRONICS INC /DE/
filed 2018-03-23
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐     No ☒

Based on the closing price of the Common Stock on June 30, 2017 $9.38 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,089,828.

As of February 28, 2018 the number of $.20 par value common shares outstanding was 2,484,735.

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

The Company’s prime contracts and subcontracts with the United States Government are subject to termination at the convenience of the Government. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its Government contracts have been terminated for convenience. The Company’s sales of advanced technology products are composed primarily of a small group of customers with three customers accounting for 49% and 61%  of the Company’s total revenue in 2017 and 2016, respectively. See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for less than 2% of the Company’s consolidated revenues in 2017 and 2016. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2017 or 2016. The Company sells its products and manufacturing services through its own sales resources, independent manufacturers’ representatives and electronic commerce.

Business Segments

Business segment information is presented in Note 11, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2017 and 2016 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

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

The Company encounters active competition with respect to its consumer products from numerous companies, many of which are larger in terms of manufacturing capacity, financial resources and marketing organization. Its principal competitors vary depending upon the customer and/or the products involved. The Company believes that it competes primarily with more than 20 companies with respect to its consumer products, in addition to foreign imports. To the Company’s knowledge, its principal competitors with regard to cutlery include Corelle Brands Holdings, Inc., Benchmade Knife Company, Inc., Tramontina, Inc., Dexter-Russell Inc., W. R. Case & Sons Cutlery Company, Lifetime Brands, Inc., Cutco Corporation and Gerber. The Company also competes with other regional manufacturing companies for its molded plastic and metal and plastic fabrication services. To the Company’s knowledge, its principal competitors with regard to manufacturing services include PM Plastics, Monarch Plastics and Ontario Plastics.

The Company markets most of its products throughout the United States and to a lesser extent in select foreign markets. The Company believes that it competes in marketing its servo-control products primarily on the basis of operating performance, adherence to rigid specifications, quality, price and delivery and its consumer products primarily on the basis of price, quality and delivery.

Employees

The Company, at December 31, 2017, had 315 employees of which 308 are full time and are located in Western New York. Approximately 80%  of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

Item 1A.	Risk Factors

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. See also the Forward-Looking Statement on page 20.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Price Range of Common Stock

The following table shows the range of high and low prices for the Company’s common stock as reported by the NYSE MKT (symbol SVT) for 2017 and 2016.

	High	Low
2017
Fourth Quarter	$11.69	$11.03
Third Quarter	9.20	8.57
Second Quarter	9.38	9.31
First Quarter	11.11	11.11

2016
Fourth Quarter	$12.06	$9.00
Third Quarter	12.51	8.80
Second Quarter	9.86	7.41
First Quarter	8.20	7.17

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of February 28, 2018)
Common Stock, $.20 par value per share	281

(c)	Dividends on Common Stock

On May 16, 2017, the Company announced that its Board of Directors declared a $0.15 per share cash dividend. The dividend was subsequently paid on July 14, 2017 to shareholders of record on June 30, 2017 and was approximately $376,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded as a reduction to retained earnings on the accompanying consolidated balance sheet. Approximately $380,000 of cash dividends were paid to shareholders in 2016.

(d)	Company Purchases of Company’s Equity Securities

2017 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	15,991	(2)	$9.97	-	104,596
April - June	-		-	-	104,596
July - September	3,926		9.05	3,926	100,670
October	-		-	-	100,670
November	-		-	-	100,670
December	-		-	-	100,670
Total	19,917		$9.79	3,926	100,670

(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2017, the Company has purchased 349,330 shares and there remain 100,670 shares available to purchase under this program. There were 3,926 shares purchased by the Company in 2017.

(2)	Includes 15,991 shares withheld/purchased by the Company in January 2017 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Discussion

During the years ended December 31, 2017 and 2016, approximately 11 % and 9%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications increased approximately $1,230,000  and $649,000 from the prior year during 2017 and 2016, respectively, due to increased government shipments at both the ATG and CPG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, as such, it is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the years ended December 31, 2017 and 2016 ($000’s omitted).

	Twelve Months Ended December 31,				2017 vs 2016
	2017		2016		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$32,414	78.2%	$31,059	80.5%	$1,355	4.4%
Consumer Products	9,030	21.8%	7,528	19.5%	1,502	20.0%
	41,444	100.0%	38,587	100.0%	2,857	7.4%
Cost of goods sold, exclusive of depreciation and amortization	30,610	73.9%	28,564	74.0%	2,046	7.2%
Selling, general and administrative	7,807	18.8%	6,668	17.3%	1,139	17.1%
Depreciation and amortization	885	2.1%	823	2.1%	62	7.5%
Total costs and expenses	39,302	94.8%	36,055	93.4%	3,247	9.0%
Operating income, net	2,142	5.2%	2,532	6.6%	(390)	-15.4%
Interest expense	77	0.2%	73	0.2%	4	5.5%
Other income, net	(10)	0.0%	(11)	0.0%	1	-9.1%
Income tax provision	758	1.8%	717	1.9%	41	5.7%
Net income	$1,317	3.2%	$1,753	4.5%	$(436)	-24.9%

Revenue

The Company’s consolidated revenues from operations increased approximately $2,857,000 or 7.4% for the twelve month period ended December 31, 2017 when compared to the same period in 2016. The increase in revenue is attributable to an increase in commercial and government shipments at both the ATG and CPG. Commercial shipments increased approximately $1,627,000 or 4.6% and government shipments increased approximately $1,230,000 or 37% for the twelve month period ended December 31, 2017. Revenues from commercial shipments increased $717,000 or 2.6% at the ATG and increased $910,000 or 12.4% at the CPG. Revenues from shipments to the Government and its prime vendors at the ATG increased approximately $638,000 or 20.5% and at the CPG increased approximately $592,000 or more than triple the twelve month period ended December 31, 2017 when compared to the same period in 2016.

Cost of Goods Sold

Cost of goods sold increased approximately $2,046,000 or 7.2% for the twelve month period ended December 31, 2017 when compared to the same period in 2016. The increase in costs attributable to increased sales volume is approximately $574,000. Cost of goods sold, as a percentage of revenue, decreased from 74.0% to 73.9%. The improvement is attributed to the CPG decrease of cost of goods sold as a percentage of revenue, from 88.3% to 83.2%. This is due to the realization of certain expected operational efficiencies attributable to increased production volumes. The improvement is slightly offset by the ATG increase of cost of goods sold as a percentage of revenue, from 70.6% to 71.2%. This is due, in part, to the mix of product sold as well as higher labor costs and inefficiencies associated with hiring and training of employees. Total employment levels dropped from 320 employees at December 31, 2016 to 315 employees at December 31, 2017, due to higher than expected attrition. The Company continues to pursue cost saving opportunities in material procurements and other operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $1,139,000 or 17.1% for the twelve month period ended December 31, 2017 compared to the same period in 2016. Approximately 46% of the twelve month period ended December 31, 2017 SG&A expense relates to labor and labor related costs to support SG&A functions, decreasing from 64% for the same period in 2016. Overall there is a decrease in labor and labor related costs partially offset by the previously disclosed accrual of $449,000 pursuant to the terms of the employment agreement for Servotronics’ former Chairman of the Board and Chief Executive Officer. The accrual was made to reflect the death benefits under the terms of his employment contract. The payment equals 50% of base pay, payable to the Estate of Dr. Trbovich from the date of death through December 31, 2018. In addition, as discussed in Note 5, Employee Benefit Plans - Other Postretirement Benefit Plans, the actuarially calculated future obligation of certain postretirement health and life insurance benefits at December 31, 2017 is approximately $568,000  including the estimated liability related to postretirement benefits for the former Executive Officer discussed in Note 8, Commitments and Contingencies. Such expenses increased primarily due to increased health and life insurance costs. Approximately 9% of SG&A expense is attributable to professional and legal services. These expenses increased approximately $278,000 due to ongoing legal proceedings.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $62,000 or 7.5% for the twelve month period ended December 31, 2017 compared to the same period in 2016 primarily due to the assets purchased for the ATG in response to increased production demands. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 1, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will, at a minimum, follow the Company’s requirements to support its manufacturing delivery commitments and to meet certain information technology related capital expenditure requirements. See also Note 8, Commitments and Contingencies, of the accompanying consolidated financial statements for more information on capital expenditures.

Interest Expense

Interest expense remained relatively consistent for the twelve month period ended December 31, 2017 compared to the same period in 2016. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate for operations was 36.5%  in 2017 and 29.0% in 2016. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for domestic production activities and the federal tax credit for research and development expenditures. The effective tax rate was higher in 2017 primarily due to the revaluation of the net deferred tax asset balances as a result of a reduction in the Federal tax rate from tax law changes enacted in 2017 partially offset by permanent differences and research tax credits. See also Note 6, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards.

Net Income

Income from operations decreased approximately $436,000 or 24.9% when comparing the twelve month period ended December 31, 2017 to the same period in 2016. This decrease is the result of a pretax increased costs for SG&A expenses discussed earlier, partially offset by increases in revenues and operating profits.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2017, the Company had working capital of approximately $20,307,000 ($19,817,000 – 2016) of which approximately $4,707,000 ($3,515,000 – 2016) was comprised of cash and cash equivalents.

The Company generated approximately $3,652,000 in cash from operations during the twelve months ended December 31, 2017 as compared to $2,441,000 during the twelve months ended December 31, 2016. Cash was generated primarily through net income of approximately $1,317,000, adjustments to reconcile net income to net cash of approximately $1,361,000 and timing of accrued expenses and employee compensation and benefit costs. The primary use of cash for the Company’s operating activities for the twelve months ended December 31, 2017 include working capital requirements, mainly an increase in accounts receivables of approximately $1,062,000 and on time payments to our suppliers of approximately $703,000. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the twelve months ended December 31, 2017 included approximately $548,000 of current principal payments on long-term debt, approximately $376,000 for cash dividends as well as approximately $195,000 for the purchase of treasury shares. The Company also expended approximately $1,508,000, net of proceeds from equipment financing, for capital expenditures.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Line of Credit has been renewed until June 20, 2018 and the Company is considering its options with respect to any future renewals. As of December 31, 2017, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014.

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

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $659,000 outstanding at December 31, 2017.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2017. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO, CFO and Controller, as appropriate to allow timely decisions regarding required disclosure.

(ii)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

(iii)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2017 fiscal year or such information will be included by amendment to this Form 10-K.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2017 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	161,106

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	161,106

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2017 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2017 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2017 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment contract for Dr. Nicholas D. Trbovich, former Chief Executive Officer (Incorporated by reference to Exhibit 10(A)(1) to the Company’s Form 8-K filed with the SEC on August 18, 2005)

10.2*	Amendment to employment contract for Dr. Nicholas D. Trbovich, former Chief Executive Officer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.3*	Amendment to employment contract for Dr. Nicholas D. Trbovich, former Chief Executive Officer (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on March 21, 2013)

10.4*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 20, 2015)

10.7	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the SEC on March 15, 2017)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

10.11	Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.12	Loan Agreement dated as of December 1, 2014 between The Ontario Knife Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.13	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2016)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

SERVOTRONICS, INC.

March 22, 2018	By	/s/ Kenneth D. Trbovich
Kenneth D. Trbovich
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth D. Trbovich	Chief Executive Officer,	March 22, 2018
Kenneth D. Trbovich	Chairman of the Board and Director

/s/ Lisa F. Bencel	Chief Financial Officer	March 22, 2018
Lisa F. Bencel

/s/ Edward C. Cosgrove, Esq.	Director	March 22, 2018
Edward C. Cosgrove, Esq.

/s/ Lucion P. Gygax	Director	March 22, 2018
Lucion P. Gygax

/s/ Christopher M. Marks	Director	March 22, 2018
Christopher M. Marks

/s/ Jason T. Bear	Director	March 22, 2018
Jason T. Bear

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, consolidated statements of comprehensive income, and consolidated statements of cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FREED MAXICK CPAs, P.C.

We have served as the Corporation's auditor since 2005.

Buffalo, New York

March 23, 2018

- F2 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2017	2016

Current assets:
Cash	$4,707	$3,515
Accounts receivable, net	8,424	7,439
Inventories, net	12,791	13,293
Prepaid income taxes	-	182
Other current assets	249	387
Total current assets	26,171	24,816

Property, plant and equipment, net	11,021	9,937

Deferred income taxes	409	491

Other non-current assets	385	376

Total Assets	$37,986	$35,620

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$681	$548
Accounts payable	1,377	2,080
Accrued employee compensation and benefits costs	2,520	1,945
Accrued income taxes	414	-
Other accrued liabilities	872	426
Total current liabilities	5,864	4,999

Long-term debt	2,950	2,976

Post retirement obligation	1,007	528

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,308,315 (2,310,148 - 2016) shares	523	523
Capital in excess of par value	14,171	14,160
Retained earnings	15,709	14,768
Accumulated other comprehensive loss	(32)	(20)
Employee stock ownership trust commitment	(662)	(763)
Treasury stock, at cost 183,983 (164,066 - 2016) shares	(1,544)	(1,551)
Total shareholders' equity	28,165	27,117

Total Liabilities and Shareholders' Equity	$37,986	$35,620

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

	December 31,
	2017	2016

Revenue, net	$41,444	$38,587

Cost, expenses and other (income):
Cost of goods sold, exclusive of depreciation and amortization	30,610	28,564
Selling, general and administrative	7,807	6,668
Depreciation and amortization	885	823
Interest expense	77	73
Other income, net	(10)	(11)

Total expenses	39,369	36,117

Income before income tax provision	2,075	2,470

Income tax provision	758	717

Net income	$1,317	$1,753

Income per share:
Basic
Net Income per share	$0.58	$0.79

Diluted
Net income per share	$0.57	$0.76

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($000’s omitted)

	Years Ended
	December 31,
	2017	2016

Net Income	$1,317	$1,753

Other comprehensive loss:
Retirement benefits adjustment, net of income taxes	(12)	(17)

Total comprehensive income	$1,305	$1,736

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Year Ended
	December 31,
	2017	2016
Cash flows related to operating activities:
Net Income	$1,317	$1,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885	823
Loss on disposal of property	16	-
Deferred income tax	82	27
Stock based compensation	213	479
Increase in inventory reserve	88	84
Increase (decrease) in allowance for doubtful accounts	77	(11)

Change in assets and liabilities:
Accounts receivable	(1,062)	(590)
Inventories	414	(890)
Prepaid income taxes	182	7
Other current assets	138	(61)
Other non-current assets	(9)	(8)
Accounts payable	(703)	545
Accrued employee compensation and benefit costs	575	93
Post retirement obligation	479	40
Accrued income taxes	414	-
Other accrued liabilities	445	50
Employee stock ownership trust payment	101	100

Net cash provided by operating activities	3,652	2,441

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(2,176)	(991)
Proceeds from sale of assets	180	-

Net cash used in investing activities	(1,996)	(991)

Cash flows related to financing activities:
Proceeds from lease line of credit	668	-
Principal payments on long-term debt	(547)	(548)
Principal payments on equipment financing obligations	(14)	-
Purchase of treasury shares	(195)	(275)
Cash dividend	(376)	(380)

Net cash used in financing activities	(464)	(1,203)

Net increase in cash and cash equivalents	1,192	247

Cash and cash equivalents at beginning of year	$3,515	$3,268

Cash and cash equivalents at end of period	$4,707	$3,515

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $154,000 at December 31, 2017 and $77,000 at December 31, 2016. The Company does not accrue interest on past due receivables.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,601,000 and $1,513,000 at December 31, 2017 and December 31, 2016, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding one year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time or minimum stocking requirements, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

- F7 -

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2017 or December 31, 2016, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2017 and 2016. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2017 and December 31, 2016. The 2014 through 2016 federal and state tax returns remain subject to examination.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. In accordance with generally accepted accounting principles, the Company has accounted for the impact of the provisions in the Tax Act during the year ended December 31, 2017.

Supplemental Cash Flow Information

Income taxes paid during the twelve month periods ended December 31, 2017 and 2016 amounted to approximately $73,000  and $684,000, respectively. Interest paid during the twelve month periods ended December 31, 2017 and 2016 amounted to approximately $77,000 and $73,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

- F8 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at and during the years ended December 31, 2017 and December 31, 2016.

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

During the Company’s 2017 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 9%  of the Company’s consolidated revenues as compared to 9% in 2016. The Company had sales of advanced technology products to three customers, including various divisions and subsidiaries of a common parent company, which represented more than 10% of consolidated revenues in 2017. Total revenues from these three customers amounted to approximately 49% in 2017 as compared to three customers amounting to approximately 61%  of the Company’s consolidated revenues in 2016. No other customers of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 11, Business Segments, for disclosures related to business segments of the Company.

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

- F9 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2017, the Company adopted new guidance issued by the FASB ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and deferred tax liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Adoption of this new guidance during the reporting period resulted in the reclassification of a deferred tax liability of $661,000 from current to noncurrent at September 30, 2017 and December 31, 2016. The deferred tax liability, for both reporting periods offsets the deferred tax asset, as presented on the balance sheet at December 31, 2017 and December 31, 2016.

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

- F10 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue on a significant portion of our contracts is currently recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under-industry-specific guidance. We have obtained an understanding of the new standard and currently believe that we will retain much of the same accounting treatment used to recognize revenue as compared to current standards.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

2.	Inventories

	December 31,	December 31,
	2017	2016
	($000's omitted)
Raw material and common parts, net of reserve	$7,609	$7,618
Work-in-process	2,940	2,062
Finished goods, net of reserve	2,242	3,613
Total inventories	$12,791	$13,293

3.	Property, Plant and Equipment

	December 31,	December 31,
	2017	2016
	($000's omitted)
Land	$7	$21
Buildings	10,288	10,422
Machinery, equipment and tooling	17,249	15,826
Construction in progress	665	77
	28,209	26,346
Less accumulated depreciation and amortization	(17,188)	(16,409)
Total property, plant and equipment	$11,021	$9,937

As previously disclosed, the Company through a wholly-owned subsidiary, entered into a contract to sell unused commercial real property in Franklinville, New York for approximately $180,000. The sale transaction closed on March 9, 2017 and the wholly-owned subsidiary recognized a de minimis loss on the sale.

- F11 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment includes land and facilities in Elma and Franklinville, New York. As of December 31, 2017 and 2016, accumulated depreciation on the building amounted to approximately $3,598,000 and $3,472,000, respectively.

Depreciation and amortization expense amounted to $885,000 and $823,000 for the twelve month periods ended December 31, 2017 and 2016, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of December 31, 2017 there is approximately $665,000 of construction in progress included in property, plant and equipment all of which is related to capital projects at the Advanced Technology Group. Comparatively, there was approximately $77,000 of construction in progress at December 31, 2016. See also Note 8, Commitments and Contingencies, for more information on anticipated capital expenditures.

4.	Long-Term Debt

	December 31,	December 31,
	2017	2016
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.76% as of December 31, 2017), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,835	$2,096

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.76% as of December 31, 2017), monthly prinicipal payments of $23,810 through December 1, 2021	1,142	1,428

Lease line of credit for equipment; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.831742% at time of funding)	654	-
	3,631	3,524
Less current portion	(681)	(548)
	$2,950	$2,976

Principal maturities of long-term debt are as follows: 2019 - $681,000, 2020 - $681,000 and 2021 - $1,467,000, 2022 - $121,000.

The Company also has a $2,000,000 line of credit on which there was no balance outstanding at December 31, 2017 and December 31, 2016.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2017 and December 31, 2016 the Company was in compliance with these covenants.

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $654,000 outstanding at December 31, 2017.

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

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE MKT, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2017.

Since inception of the ESOP, 416,265  shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2017 and 2016, 122,208 and 140,292 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 in 2017 and $100,000 in 2016, respectively. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for certain executives of the Company. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executives and their dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2017 and 2016 is approximately $736,000  and $614,000, respectively, excluding the estimated liability related to postretirement benefits for the Former Executive Officer discussed in Note 8, Commitments and Contingencies. Additional expense of approximately $113,000  per year is expected to be paid subsequent to December 31, 2017. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive (loss) income for 2017 and 2016 is approximately $29,000 and $20,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

6.	Income Taxes

The income tax provision (benefit) from operations included in the consolidated statements of income consists of the following:

	2017	2016
	($000’s omitted)
Current:
Federal	$675	$691
State	1	(1)
	676	690
Deferred:
Federal	82	27
State	-	-
	82	27
	$758	$717

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from operations is as follows:

	2017	2016

Federal statutory rate	34.0%	34.0%
Business credits	-4.8%	-2.2%
ESOP dividend	-1.4%	-1.2%
Domestic production activities deduction	-2.4%	-1.9%
Stock compensation	-1.9%	0.0%
Revaluation of Deferred Taxes for Federal Tax Rate Change	12.6%	0.0%
Other	0.4%	0.3%
	36.5%	29.0%

- F14 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 21, 2017 and 2016, the deferred tax assets (liabilities) were comprised of the following:

	2017	2016
	($000’s omitted)
Deferred Tax Assets:
Inventories	$406	$604
Accrued employees compensation and benefits costs	430	696
Accrued arbitration award and related liability	268	160
Net operating loss and credit carryforwards	269	244
Bad debt reserve	33	26
Other	41	23
Minimum pension liability	9	10
Total deferred tax assets	1,456	1,763
Valuation allowance	(279)	(253)
Net deferred tax asset	1,177	1,510

Deferred tax liabilities:
Property, plant and equipment	(768)	(1,019)
Total deferred tax liabilities	(768)	(1,019)
Net deferred tax asset	$409	$491

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2017, except for a valuation allowance of $279,000 ($253,000 – 2016) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2017, the Company has net operating loss carryforwards with full valuation allowances from Pennsylvania of approximately $2,240,000 ($2,240,000 – 2016), which begin to expire in 2019, and Arkansas of approximately $31,000 ($839,000 – 2016), which begin to expire in 2018, respectively. The Company also has a New York state tax credit carryforward at December 31, 2017 of approximately $115,000 ($97,000 – 2016), which begins to expire in 2024.

There are no uncertain tax positions or unrecognized tax benefits for 2017 and 2016. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2014 through 2016 Federal and state tax returns remain subject to examination.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; (4) eliminating U.S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017; and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. As of December 31, 2017, the Company has completed most of its accounting for the tax effects of the Act. If revisions are needed as new information becomes available, the final determination of the deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

The deferred federal income tax expense for 2017 includes a one-time, non-cash expense of $261,000 for the revaluation of the Company’s net deferred tax asset as a result of the reduction in the corporate tax rate for future years.

7.	Shareholders’ Equity

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity

Balance at December 31, 2015	2,614,506	$523	$14,092	$13,395	$(863)	$(1,702)	$(3)	$25,442
Net income	-	-	-	1,753	-	-	-	1,753
Retirement benefits adjustment	-	-	-	-	-	-	(17)	(17)
Compensation expense	-	-	-	-	100	-	-	100
Purchase of treasury shares	-	-	-	-	-	(275)	-	(275)
Cash dividend	-	-	-	(380)	-	-	-	(380)
Stock based compensation net of tax benefit	-	-	68	-	-	426	-	494
Balance at December 31, 2016	2,614,506	$523	$14,160	$14,768	$(763)	$(1,551)	$(20)	$27,117
Net income	-	-	-	1,317	-	-	-	1,317
Retirement benefits adjustment	-	-	-	-	-	-	(12)	(12)
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(195)		(195)
Cash dividend	-	-	-	(376)	-	-	-	(376)
Stock based compensation net of tax benefit	-	-	11	-	-	202	-	213
Balance at December 31, 2017	2,614,506	$523	$14,171	$15,709	$(662)	$(1,544)	$(32)	$28,165

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2017, the Company has purchased 349,330  shares and there remain 100,670  shares available to purchase under this program. There were 3,926 shares purchased by the Company in 2017.

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company's 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vest over four year periods between January 2014 and January 2017; however, these shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value ($1,336,500) was recognized over the four year requisite service period.

On April 11, 2016, the Company issued 51,000 shares of restricted stock to Executive Officers and certain key management of the Company under the Company’s 2012 Long-Term Incentive Plan. The restricted share awards have varying vesting periods between January 2017 and January 2018; however, these shares have voting rights and accrue dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value ($406,000) and was recognized over the requisite service period.

During the years ended December 31, 2017 and 2016, there was approximately $213,000 and $479,000, respectively, of compensation expense related to the restrictive share awards.

On January 1, 2017, 39,750 shares of restricted stock vested of which 15,991 shares were withheld and repurchased by the Company for approximately $159,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

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

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31,
	2017	2016
	($000's omitted except for per share data)

Net Income	$1,317	$1,753
Weighted average common shares outstanding (basic)	2,267	2,215
Unvested restricted stock	29	83
Weighted average common shares outstanding (diluted)	2,296	2,298
Basic
Net income per share	$0.58	$0.79
Diluted
Net income per share	$0.57	$0.76

Share Based Payments

The Company's 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. As of December 31, 2017, there is no unrecognized compensation related to the unvested restricted shares since all outstanding restricted shares vested on January 1, 2018.

A summary of the status of restricted share awards granted under all employee plans is presented below:

	Shares	Weighted Average Grant Date Fair Value

Restricted Share Activity:
Unvested at December 31, 2015	82,500	$8.10

Granted in 2016	51,000	$7.96
Forfeited in 2016	(9,000)	$8.03
Vested in 2016	41,250	$8.10
Unvested at December 31, 2016	83,250	$8.02

Granted in 2017	-	-
Forfeited in 2017	-	-
Vested in 2017	54,750	$8.09
Unvested at December 31, 2017	28,500	$7.96

- F18 -

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

- F19 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), in the first quarter of 2015 the Company paid a former Executive Officer of the Company (the “Former Employee”) an arbitration award in connection with the termination of the Former Employee’s employment agreement. The Company is also expected to pay post employment health related benefits for the Former Employee, of which approximately $1,007,000 and $528,000, respectively, has been accrued as of December 31, 2017 and 2016. This amount is reflected as Post Retirement Obligation in the accompanying balance sheet. Subsequently, the scope of the health related benefits obligation in the agreement became an issue. In June 2016 an Arbitrator was selected by the parties to hear this matter. The Company did not consider the risk of loss to be probable. A partial final opinion and award was issued on December 18, 2017 and a final opinion and award issued on February 1, 2018. The Company has disputed the amount of fees and costs to be reimbursed. The Company has accrued as our best estimate approximately $270,000  as of December 31, 2017. This amount is reflected in other accrued expenses in the accompanying balance sheet.

Leases. The Company leases certain equipment pursuant to operating lease arrangements. Total rental expense in the twelve month periods ended December 31, 2017 and 2016 and future minimum payments under such leases are not material to the consolidated financial statements.

Facility Expansion. The Company’s CPG has also been awarded a $300,000 grant from Cattaraugus County, New York. The grant was invested in new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with Cattaraugus County, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of December 31, 2017.

Employment Agreements. The Company has entered into an employment agreement with Kenneth D. Trbovich pursuant to which he is  entitled to receive minimum salary compensation of $524,000 per annum,  or such greater amount as the Company’s Board of Directors may approve/ratify, and individual and spousal lifetime health and life insurance benefits. In the event of death or total disability during the term of the employment agreement, he or his estate is entitled to receive 50% of the compensation he is receiving from the Company at the time of his death or disability during the remainder of the term of the employment agreement. Also, in the event of (i) a breach of the agreement by the Company, (ii) a change in control of the Company, as defined, or (iii) a change in the responsibilities, positions or geographic office location, he is entitled to terminate the agreement and receive a payment of 2.99 times his average annual compensation from the Company for the preceding five years. If this provision is invoked and the Company makes the required payment, the Company will be relieved of any further salary liability under the agreement notwithstanding the number of years covered by the agreement prior to termination. The term of the agreement extends to and includes December 31, 2019 provided, however, the term of the agreement will be automatically extended for one additional year beyond its then expiration date unless either party has notified the other in writing that the term will not be extended. If the Company elects not to extend the agreement, he will be entitled to a severance payment equal to nine month’s salary and benefits.

The Company provides certain postretirement health and life insurance benefits for Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired executive’s and dependents’ health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. See Note 5, Employee Benefit Plans for information regarding Other Postretirement Benefit Plans.

- F20 -

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

The Company incurred legal fees and disbursements of approximately $205,000 and $109,000 in 2017 and 2016, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors.

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

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
Revenues from unaffiliated customers	$32,414	$31,059	$9,030	$7,528	$41,444	$38,587
Cost of goods sold, exclusive of depreciation and amortization	(23,094)	(21,919)	(7,516)	(6,645)	(30,610)	(28,564)
Selling, general and administrative	(5,965)	(4,808)	(1,842)	(1,860)	(7,807)	(6,668)
Depreciation and amortization	(623)	(559)	(262)	(264)	(885)	(823)
Interest expense	(45)	(43)	(32)	(30)	(77)	(73)
Other income, net	7	11	3	-	10	11
Income (loss) before income tax provision (benefits)	2,694	3,741	(619)	(1,271)	2,075	2,470
Income tax provision (benefits)	984	1,086	(226)	(369)	758	717
Net income (loss)	$1,710	$2,655	$(393)	$(902)	$1,317	$1,753
Total assets	$26,331	$24,037	$11,655	$11,583	$37,986	$35,620
Capital expenditures	$1,998	$772	$178	$219	$2,176	$991

- F21 -