Form 10-Q
period 2018-03-31
SERVOTRONICS INC /DE/
filed 2018-05-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $.20 par value	2,419,182

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,886	$4,707
Accounts receivable, net	9,130	8,424
Inventories, net	13,120	12,791
Other current assets	419	249
Total current assets	26,555	26,171

Property, plant and equipment, net	11,287	11,021

Deferred income taxes	409	409

Other non-current assets	381	385

Total Assets	$38,632	$37,986

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$700	$681
Accounts payable	2,025	1,377
Accrued employee compensation and benefits costs	1,506	1,784
Accrued income taxes	478	414
Other accrued liabilities	922	872
Total current liabilities	5,631	5,128

Long-term debt	2,851	2,950

Post retirement obligation	1,771	1,743

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,296,974 (2,308,315 - 2017) shares	523	523
Capital in excess of par value	14,171	14,171
Retained earnings	16,040	15,709
Accumulated other comprehensive loss	(32)	(32)
Employee stock ownership trust commitment	(662)	(662)
Treasury stock, at cost 195,324 (183,983 - 2017) shares	(1,661)	(1,544)
Total shareholders' equity	28,379	28,165

Total Liabilities and Shareholders' Equity	$38,632	$37,986

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenue	$10,559	$9,103

Cost, expenses and other (income):
Cost of goods sold, exclusive of depreciation and amortization	8,312	7,042
Selling, general and administrative	1,613	1,832
Depreciation and amortization	212	210
Interest expense	25	23

Total expenses	10,162	9,107

Income (Loss) before income tax provision	397	(4)

Income tax provision (benefit)	66	(30)

Net income	$331	$26

Income per share:
Basic
Net Income per share	$0.14	$0.01

Diluted
Net income per share	$0.14	$0.01

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows related to operating activities:
Net Income	$331	$26
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	244	210
Loss on disposal of property	1	14
Stock based compensation	-	53
Increase in inventory reserve	21	13
Increase in allowance for doubtful accounts	-	1
Increase in warranty reserve	112	-
Change in assets and liabilities:
Accounts receivable	(706)	531
Inventories	(350)	(43)
Prepaid income taxes	-	(25)
Other current assets	(170)	(278)
Other non-current assets	4	(3)
Accounts payable	648	(534)
Accrued employee compensation and benefit costs	(250)	162
Accrued income taxes	64	-
Other accrued liabilities	(62)	(69)

Net cash (used) provided by operating activities	(113)	58

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(511)	(183)
Proceeds from sale of assets	-	180

Net cash used in investing activities	(511)	(3)

Cash flows related to financing activities:
Proceeds from lease line of credit	92	-
Principal payments on long-term debt	(137)	(158)
Principal payments on equipment financing obligations	(35)	-
Purchase of treasury shares	(117)	(160)

Net cash used in financing activities	(197)	(318)

Net decrease in cash and cash equivalents	(821)	(263)

Cash and cash equivalents at beginning of period	4,707	3,515

Cash and cash equivalents at end of period	$3,886	$3,252

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated financial statements should be read in conjunction with the 2017 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $149,000 at March 31, 2018 and $149,000 at December 31, 2017. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under-industry-specific guidance. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service sales, principally representing repair, are recognized at the time of shipment of goods.

The costs incurred for nonrecurring engineering, development and repair activities of our products under agreements with commercial customers are expensed as incurred. Subsequently, the revenue is recognized as products are delivered to the customers with the approval by the customers.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,622,000 and $1,601,000 at March 31, 2018 and December 31, 2017, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2018 or December 31, 2017, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2018 and 2017. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2018 and December 31, 2017. The 2014 through 2016 federal and state tax returns remain subject to examination.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

There were no income taxes paid during the three months ended March 31, 2018 and 2017. Interest paid amounted to approximately $25,000 and $22,000, respectively, during the three months ended March 31, 2018 and 2017.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2018 and December 31, 2017.

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

Recent Accounting Pronouncements Adopted

Effective January 1, 2018 the Company adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” issued by the Financial Accounting Standards Board (FASB) which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 allows a practical expedient that permits an entity to use amounts disclosed in its pension and other post retirement requirements. The Company adopted this guidance during the reporting period. The reporting of the annual service costs is expected to be immaterial.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 also requires significantly expanded disclosure requirements and applied the standard to all contracts that were not completed as of January 1, 2018. There was no cumulative effect of the adoption recognized. We have obtained an understanding of the new standard and determined that the Company will retain much of the same accounting treatment used to recognize revenue as compared to current standards. See below for the Company’s updated revenue recognition accounting policy.

Revenue Recognition

Revenue is recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods and services to a customer. The Company determines revenue recognition using the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the company satisfies a performance obligation.

Revenue excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (e.g., sales and use taxes). Revenue includes payments for shipping activities that are reimbursed by the customer to the Company.

Revenue on a significant portion of our contracts is currently recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under-industry-specific guidance.

Performance obligations are satisfied as of a point in time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As a significant portion of the Company’s revenue are recognized at the time of shipment, transfer of title and customer acceptance, there is no significant judgment applied to determine the timing of the satisfaction of performance obligations as well as the transaction price.

The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment. The Company generally receives payment for these contracts within the payment terms negotiated and agreed upon by each customer contract.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Recent Accounting Pronouncements Not Yet Adopted

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

3.	Inventories

	March 31,	December 31,
	2018	2017
	($000's omitted)
Raw material and common parts, net of reserve	$6,700	$7,609
Work-in-process	4,556	2,940
Finished goods, net of reserve	1,864	2,242
Total inventories	$13,120	$12,791

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property, Plant and Equipment

	March 31,	December 31,
	2018	2017
	($000's ommitted)

Land	$7	$7
Buildings	10,293	10,288
Machinery, equipment and tooling	17,373	17,249
Construction in progress	1,030	665
	28,703	28,209
Less accumulated depreciation	(17,416)	(17,188)
	$11,287	$11,021

As previously disclosed, on March 9, 2017 the Company through a wholly-owned subsidiary, sold certain unused commercial real property in Franklinville, New York for approximately $180,000. The wholly-owned subsidiary recognized a de minimis loss on the sale.

Property, plant and equipment includes land and the facility in Elma, New York. Accumulated depreciation as of March 31, 2018 and December 31, 2017, on the building amounted to approximately $3,515,000 and $3,483,000, respectively.

Depreciation and amortization expense amounted to approximately $244,000 and $210,000 for the three months ended March 31, 2018 and 2017, respectively. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of March 31, 2018, there is approximately $1,030,000 ($665,000 – December 31, 2017) of construction in progress included in property, plant and equipment primarily related to capital projects at the Advanced Technology Group (“ATG”), including the equipment covered under the equipment financing agreement. See Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	March 31,	December 31,
	2018	2017
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.06% as of March 31, 2018), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,769	$1,835

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.06% as of March 31, 2018), monthly prinicipal payments of $23,810 through December 1, 2021	1,071	1,142

Lease line of credit for equipment; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.8524982% at time of funding), monthly principal payments of $12,675 through January 8, 2022	711	654
	3,551	3,631
Less current portion	(700)	(681)
	$2,851	$2,950

The Company has a $2,000,000 line of credit on which there was no balance outstanding at March 31, 2018 and December 31, 2017.

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2018 and December 31, 2017 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $711,000 outstanding at March 31, 2018.

6.	Shareholders’ Equity

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity

Balance at December 31, 2017	2,614,506	$523	$14,171	$15,709	$(662)	$(1,544)	$(32)	$28,165
Net income	-	-	-	331	-	-	-	331
Purchase of treasury shares	-	-	-	-	-	(117)	-	(117)
Balance at March 31, 2018	2,614,506	$523	$14,171	$16,040	$(662)	$(1,661)	$(32)	$28,379

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2018, the Company has purchased 349,330 shares and there remains 100,670 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2018.

On January 1, 2018, 28,500 shares of restricted stock vested of which 11,341 shares were withheld by the Company for approximately $117,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan. Additionally, upon the death of Servotronics’ Chairman of the Board and Chief Executive Officer (CEO), 15,000 restricted shares awarded to the Chairman and CEO vested.

On April 18, 2013, the Company issued 165,000 shares of restricted stock to Executive Officers of the Company under the Company's 2012 Long-Term Incentive Plan that was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. The restricted share awards vested over a four year period between January 2014 and January 2017; however, these shares had voting rights and accrued dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value ($1,336,500) was recognized over the four year requisite service period.

On April 11, 2016, the Company issued 51,000 shares of restricted stock to Executive Officers and certain key management of the Company under the Company’s 2012 Long-Term Incentive Plan. The restricted share awards had varying vesting periods between January 2017 and January 2018; however, these shares had voting rights and accrued dividends prior to vesting. The aggregate amount of expense to the Company, measured based on grant date fair value ($406,000) and was recognized over the requisite service period.

There was no stock-based compensation expense included in the three months ended March 31, 2018 and approximately $53,000 of stock-based compensation expense included in the three months ended March 31, 2017 related to the restrictive share awards.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2018	2017
	($000's omitted except per share data)
Net Income	$331	$26
Weighted average common shares outstanding (basic)	2,297	2,251
Unvested restricted stock	-	44
Weighted average common shares outstanding (diluted)	2,297	2,295
Basic
Net income per share	$0.14	$0.01
Diluted
Net income per share	$0.14	$0.01

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,007,000 has been accrued as of March 31, 2018 and December 31, 2017 and is reflected as Post Retirement Obligation in the accompanying balance sheet.

The Company provides certain post employment health and life insurance benefits pursuant to an employment agreement with Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $764,000 and $736,000 has been accrued as of March 31, 2018 and December 31, 2017, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Arbitration expense. Subsequent to the termination of the Former Employee, the scope of the health related benefits obligation in the employment agreement became an issue. In June 2016 an Arbitrator was selected by the parties to hear this matter. The Company did not consider the risk of loss to be probable prior to the issuance of the partial final arbitration opinion and award. The Company disputed the amount of fees and costs to be reimbursed and a final opinion and award was issued on March 22, 2018. The Company has accrued approximately $367,000 and $270,000 of arbitration-related expense at March 31, 2018 and December 31, 2017, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet.

Facility Expansion. The Company’s Consumer Products Group (“CPG”) was awarded a $300,000 grant from Cattaraugus County Industrial Development Agency (“CCIDA”). The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with CCIDA, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement, March 13, 2014. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of March 31, 2018.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There are no other legal proceedings currently pending by or against the Company other than litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.	Related Party Transactions

The Company paid legal fees and disbursements of approximately $47,000 and $54,000 in the three month periods ended March 31, 2018 and 2017, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company accrued approximately $40,000 and 48,000 of legal fees as of March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, the Company had identifiable assets of approximately $38,632,000 ($37,986,000 – December 31, 2017) of which approximately $27,484,000 ($26,331,000 – December 31, 2017) was for ATG and approximately $11,148,000 ($11,655,000 – December 31, 2017) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
Revenues from unaffiliated customers	$9,115	$7,420	$1,444	$1,683	$10,559	$9,103
Cost of goods sold, exclusive of depreciation and amortization	(6,947)	(5,464)	(1,365)	(1,578)	(8,312)	(7,042)
Selling, general and administrative	(1,216)	(1,327)	(397)	(505)	(1,613)	(1,832)
Depreciation and amortization	(149)	(146)	(63)	(64)	(212)	(210)
Interest expense	(17)	(15)	(8)	(8)	(25)	(23)
Income (loss) before income tax provision (benefits)	786	468	(389)	(472)	397	(4)
Income tax provision (benefits)	130	112	(64)	(142)	66	(30)
Net income (loss)	$656	$356	$(325)	$(330)	$331	$26
Capital expenditures	$405	$181	$106	$2	$511	$183

11.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

During the three months ended March 31, 2018 and 2017 approximately 9% of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The CPG consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The CPG also sells knives and tools, principally machetes, bayonets, survival knives and kitchen knives, to various branches of the United States Government which accounted for less than 2% of the Company’s consolidate revenues in the three months ended March 31, 2018 and 2017.

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2018 and 2017 ($000’s omitted):

	($000's omitted except per share data)
	Three Months Ended March 31,
					2018 vs 2017
	2018		2017		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$9,115	86.3%	$7,420	81.5%	$1,695	22.8%
Consumer Products	1,444	13.7%	1,683	18.5%	(239)	(14.2%)
	10,559	100.0%	9,103	100.0%	1,456	16.0%
Cost of goods sold, exclusive of depreciation and amortization	8,312	78.8%	7,042	77.4%	1,270	18.0%
Selling, general and administrative	1,613	15.3%	1,832	20.1%	(219)	(12.0%)
Depreciation and amortization	212	2.0%	210	2.3%	2	1.0%
Total costs and expenses	10,137	96.0%	9,084	99.8%	1,053	11.6%
Operating income, net	422	4.0%	19	0.2%	403	2121.1%
Interest expense	25	0.2%	23	0.3%	2	8.7%
Income tax provision (benefits)	66	0.6%	(30)	-0.3%	96	912.9%
Net income	$331	3.1%	$26	0.2%	$305	1173.1%

Revenue

The Company’s consolidated revenues from operations increased approximately $1,456,000 or 16.0% for the three month period ended March 31, 2018 when compared to the same period in 2017. During this period ATG increased commercial shipments by approximately $1,590,000 offset by a CPG decrease in commercial shipment of approximately $205,000. ATG also increased government shipments by approximately $106,000 offset by a CPG decrease in government shipments of approximately $35,000.

Cost of Goods Sold

Cost of goods sold increased approximately $1,270,000 or 18.0% for the three month period ended March 31, 2018 when compared to the same period in 2017. The increase in cost of goods sold is primarily attributable to the increase in revenue volume, the costs incurred by an increase in headcount and increase in warranty expense. The Company continues to pursue cost saving opportunities in material procurements and operating efficiencies including capital investments and technical developments in updated and new equipment/machinery as well as investing in the development and training of its labor force.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) decreased approximately $219,000 or 12.0% for the three month period ended March 31, 2018 when compared to the same period in 2017. The decrease in the SG&A expense in the three month period is primarily driven by the decrease in salary and wages attributable to Servotronics’ former Chairman of the Board and Chief Executive Officer recognized in 2017 but not in 2018.

Depreciation and Amortization Expense

Depreciation and amortization remained relatively consistent for the three month period ended March 31, 2018 when compared to the same period in 2017. Depreciation expense fluctuates due to variable estimated useful lives of depreciable property (as identified in Note 2, Business Description and Summary of Significant Accounting Policies, of the accompanying consolidated financial statements) as well as the amount and nature of capital expenditures in current and previous periods. It is anticipated that the Company’s future capital expenditures and related depreciation and amortization expense will follow the Company’s requirements to support its manufacturing delivery commitments and to implement certain information technology improvements.

Interest Expense

Interest expense remained relatively consistent for the three month period ended March 31, 2018 when compared to the same period in 2017. See also Note 5, Long-Term Debt, for information on long-term debt.

Income Taxes

The Company’s effective tax rate was approximately 16.5% and 750.0% for the three month period ended March 31, 2018 and 2017, respectively.  The effective tax rate for the three months ended in 2018 was lower than the U.S. federal statutory rate of 21.0% primarily as a result of the effect of permanent differences. The effective tax rate for the three month period ended March 31, 2017 includes approximately $19,000 of tax benefit resulting from the vesting of restricted stock awards.  Without this tax benefit, the effective tax rate would be 30.9%.  The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the three month period ended March 31, 2018 increased approximately $305,000 when compared to the same periods in 2017. The increase of net income for the three month period is the result of the increase in revenue and lower SG&A as discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At March 31, 2018, the Company had working capital of approximately $20,924,000 of which approximately $3,886,000 was comprised of cash and cash equivalents.

The Company used approximately $113,000 in cash from operations during the three months ended March 31, 2018. The primary uses of cash for the Company’s operating activities for the three month period ended March 31, 2018 includes the increase in accounts receivable and inventory due to the increase in revenue partially offset by the generation of cash primarily due to the timing of payments to our suppliers. The Company’s primary use of cash in its financing and investing activities in the three months ended March 31, 2018 included approximately $172,000 of current principal payments on long-term debt, approximately $117,000 for the purchase of treasury shares, partially offset by the proceeds from our lease line of credit of $92,000. The Company also expended approximately $511,000 for capital expenditures during the three months ended March 31, 2018.

The Company renewed a $2,000,000 line of credit available until June 20, 2018. There was no balance outstanding at March 31, 2018.

The Company established a lease line of credit in the amount of $1,000,000 available until June 28, 2018. The lease term for equipment covered by the lease line of credit is 60 months. There was approximately $711,000 balance outstanding at March 31, 2018.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2018. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2018, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than litigation incidental to the business, which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2018 Periods	Total Number of Shares Purchased/Withheld		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January	11,341	(2)	$10.40	-	100,670
February	-		-	-	100,670
March	-		-	-	100,670
Total	11,341		$10.40	-	100,670

(1)       The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2018, the Company has purchased 349,330 shares and there remains 100,670 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2018.

(2)       Includes 11,341 shares withheld by the Company in January 2018 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: May 14, 2018

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer