Form 10-Q
period 2018-06-30
SERVOTRONICS INC /DE/
filed 2018-08-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $.20 par value	2,582,833

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,199	$4,707
Accounts receivable, net	9,960	8,424
Inventories, net	13,587	12,791
Prepaid income taxes	149	-
Other current assets	429	249
Total current assets	27,324	26,171

Property, plant and equipment, net	11,502	11,021

Deferred income taxes	409	409

Other non-current assets	379	385

Total Assets	$39,614	$37,986

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of capitalized lease obligations	175	133
Dividend payable	416	-
Accounts payable	2,546	1,377
Accrued employee compensation and benefits costs	2,077	1,784
Accrued income taxes	-	414
Other accrued liabilities	560	872
Total current liabilities	6,322	5,128

Long-term debt	2,771	2,950

Post retirement obligation	1,799	1,743

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,498,870 (2,308,315 - 2017) shares	523	523
Capital in excess of par value	14,192	14,171
Retained earnings	16,325	15,709
Accumulated other comprehensive loss	(26)	(32)
Employee stock ownership trust commitment	(662)	(662)
Treasury stock, at cost 115,636 (183,983 - 2017) shares	(1,630)	(1,544)
Total shareholders' equity	28,722	28,165

Total Liabilities and Shareholders' Equity	$39,614	$37,986

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$11,946	$9,616	$22,505	$18,719

Cost, expenses and other (income):

Costs of goods sold, inclusive of depreciation and amortization	9,022	7,830	17,531	15,074
Selling, general and administrative	2,013	1,622	3,641	3,462
Interest expense	27	15	52	38

Total expenses	11,062	9,467	21,224	18,574

Income before income tax provision	884	149	1,281	145

Income tax provision	177	44	243	14

Net income	$707	$105	$1,038	$131

Income per share:
Basic
Net Income per share	$0.31	$0.05	$0.46	$0.06

Diluted
Net income per share	$0.30	$0.05	$0.45	$0.06

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows related to operating activities:
Net Income	$1,038	$131
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	502	428
Loss on disposal of property	1	16
Stock based compensation	85	107
Increase in inventory reserve	54	12
Increase in warranty reserve	217	1

Change in assets and liabilities:
Accounts receivable	(1,536)	141
Inventories	(850)	211
Prepaid income taxes	(149)	(24)
Other current assets	(180)	9
Other non-current assets	6	(378)
Accounts payable	1,169	(512)
Accrued employee compensation and benefit costs	293	66
Other accrued liabilities	(473)	(96)
Accrued income taxes	(414)	(193)

Net cash used in operating activities	(237)	(81)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(984)	(571)
Proceeds from sale of assets	-	180

Net cash used in investing activities	(984)	(391)

Cash flows related to financing activities:
Principal payments on long-term debt	(274)	(295)
Principal payments on capital lease obligations	(73)	-
Proceeds from capital leases	210	-
Purchase of treasury shares	(150)	(160)

Net cash used in financing activities	(287)	(455)

Net decrease in cash and cash equivalents	(1,508)	(927)

Cash and cash equivalents at beginning of period	4,707	3,515

Cash and cash equivalents at end of period	$3,199	$2,588

See notes to consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated financial statements should be read in conjunction with the 2017 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $149,000 at June 30, 2018 and December 31, 2017. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service sales, principally representing repair, are recognized at the time of shipment of goods.

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

Revenue on a significant portion of our contracts is currently recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance.

Performance obligations are satisfied as of a point in time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As a significant portion of the Company’s revenue are recognized at the time of shipment, transfer of title and customer acceptance, there is no significant judgment applied to determine the timing of the satisfaction of performance obligations or transaction price.

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

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory on hand that is greater than the expected amount to be used that is greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,492,000 and $1,438,000 at June 30, 2018 and December 31, 2017, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2018 or December 31, 2017, and did not recognize any interest and/or penalties in its consolidated statements of income during the six months ended June 30, 2018 and 2017. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2018 and December 31, 2017. The 2014 through 2016 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2018 and 2017 amounted to approximately $775,000 and $165,000, respectively. Interest paid amounted to approximately $52,000 and $38,000, respectively, during the six months ended June 30, 2018 and 2017.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2018 and December 31, 2017.

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

Effective January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 also requires significantly expanded disclosure requirements and applied the standard to all contracts that were not completed as of January 1, 2018. There was no cumulative effect of the adoption recognized. We have obtained an understanding of the new standard and determined that the Company will retain much of the same accounting treatment used to recognize revenue as compared to current standards. See above for the Company’s updated revenue recognition accounting policy.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company applied the guidance as of the beginning of the period of adoption and reclassified approximately $6,000 from accumulated other comprehensive loss to retained earnings due to the change in the federal corporate tax rate.

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

3.	Inventories

	June 30,	December 31,
	2018	2017
	($000's omitted)
Raw material and common parts	$7,500	$8,375
Work-in-process	4,568	2,940
Finished goods	3,011	2,914
	15,079	14,229
Less inventory reserve	(1,492)	(1,438)
Total inventories	$13,587	$12,791

4.	Property, Plant and Equipment

	June 30,	December 31,
	2018	2017
	($000's omitted)

Land	$7	$7
Buildings	10,384	10,288
Machinery, equipment and tooling	18,007	17,249
Construction in progress	776	665
	29,174	28,209
Less accumulated depreciation	(17,672)	(17,188)
	$11,502	$11,021

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed, the Company through a wholly-owned subsidiary, entered into a contract to sell unused commercial real property in Franklinville, New York for approximately $180,000. The sale transaction closed on March 9, 2017 and the wholly-owned subsidiary recognized a de minimis loss on the sale.

Depreciation and amortization expense amounted to approximately $502,000 and $428,000 for the six months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense amounted to approximately $244,000 and $218,000 for the 3 months ended June 30, 2018 and 2017, respectively. Depreciation expense amounted to approximately $465,000  and $421,000 for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense amounted to approximately $224,000  and $215,000 for the 3 months ended June 30, 2018 and 2017, respectively. Amortization  expense primarily related to capital leases amounted to approximately $37,000  and $7,000 for the six months ended June 30, 2018 and June 30, 2017, respectively. Amortization expense amounted to approximately $20,000 and $3,000 for the three months ended June 30, 2018 and June 30, 2017. The Company believes that it maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of June 30, 2018, there is approximately $776,000 ($665,000 – 2017) of construction in progress included in property, plant and equipment all of which is related to capital projects, primarily the implementation costs for the enterprise resource planning software that will be used as an integral part of the product in the process at the Advanced Technology Group (“ATG”) and the Consumer Products Group (“CPG”). See Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	June 30,	December 31,
	2018	2017
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.382% as of June 30, 2018), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,703	$1,835

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.382% as of June 30, 2018), monthly prinicipal payments of $23,810 through December 1, 2021	1,000	1,142

Capital lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding with principal payments made over 60 months)	791	654
	3,494	3,631
Less current portion	(723)	(681)
	$2,771	$2,950

The Company has a $2,000,000 line of credit on which there was no balance outstanding at June 30, 2018 and December 31, 2017.

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2018 and December 31, 2017 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months, with a $1 buy out at the end of the term. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments for the capital lease obligations are expected for 2018 and for each of the next five years:

June 30,
2018
($000's omitted)

2018	$193
2019	193
2020	193
2021	193
2022	100
Total minimum lease payments	872
Less amount representing interest	(81)
Present value of net minimum lease payment	791
Less current portion	(175)
$616

Each lease is secured by the underlying equipment. There was approximately $791,000 outstanding at June 30, 2018.

6.	Shareholders’ Equity

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity

Balance at December 31, 2017	2,614,506	$523	$14,171	$15,709	$(662)	$(1,544)	$(32)	$28,165
Net income				1,038				1,038
Purchase of treasury shares	-	-	-	-	-	(150)	-	(150)
Cash dividend	-	-	-	(416)	-	-	-	(416)
Stock based compensation, net of tax benefit	-	-	21	(6)	-	64	6	85
Balance at June 30, 2018	2,614,506	$523	$14,192	$16,325	$(662)	$(1,630)	$(26)	$28,722

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2018, the Company has purchased 352,680 shares and there remains 97,320 shares available to purchase under this program. There were 3,350 shares purchased by the Company during the six month period ended June 30, 2018.

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

On January 1, 2018, 28,500 shares of restricted stock vested of which 11,341 shares were withheld and repurchased by the Company for approximately $117,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan. Additionally, upon the death of Servotronics’ Chairman of the Board and Chief Executive Officer (CEO) in August 2017, 15,000 restricted shares awarded to the Chairman and CEO vested.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 25, 2018, the Company issued 78,750 shares of restricted stock to Executive Officers and certain key management of the Company under the Company’s 2012 Long-Term Incentive Plan. The restricted share awards have varying vesting periods between January 2019 and January 2021; however, these shares have voting rights and accrue dividends prior to vesting. The accrued dividends are paid upon vesting of the restricted shares. The aggregate amount of expense to the Company, measured based on grant date fair value is expected to be approximately $735,000 and will be recognized over the requisite service period.

On May 25, 2018, the Company revised its director compensation policy pursuant to which non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2012 Long-Term Incentive Plan. An aggregate of 4,288 restricted shares were issued that vest quarterly over a twelve month service period. These shares have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value is expected to be approximately $40,000 and will be recognized over the requisite service period.

Included in the six months ended June 30, 2018 and 2017 is approximately $85,000 and $107,000, respectively, of stock-based compensation expense related to the restrictive share awards.

On May 18, 2018 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 16, 2018 to shareholders of record on June 30, 2018 and was approximately $416,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable and as a reduction to retained earnings on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($000's omitted except per share data)
Net Income	$707	$105	$1,038	$131
Weighted average common shares outstanding (basic)	2,267	2,251	2,241	2,251

Unvested restricted stock	83	43	83	43
Weighted average common shares outstanding (diluted)	2,350	2,294	2,324	2,294
Basic
Net income per share	$0.31	$0.05	$0.46	$0.06
Diluted
Net income per share	$0.30	$0.05	$0.45	$0.06

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post-employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,007,000 has been accrued as of June 30, 2018 and December 31, 2017,  and is reflected as Post Retirement Obligation in the accompanying balance sheet. After termination, the scope of the health related benefits obligation in the agreement became an issue. In June 2016 an Arbitrator was selected by the parties to hear this matter. The Company did not consider the risk of loss to be probable at June 30, 2017 however, a final opinion and award was issued on March 22, 2018 resulting in the increased accrual at June 30, 2018. Additionally, the Company paid approximately $367,000 pursuant to the arbitration award as of June 30, 2018.

The Company provides certain post-employment health and life insurance benefits for Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $792,000 and $736,000 has been accrued as of June 30, 2018 and December 31, 2017, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Facility Expansion. The Company’s Consumer Products Group (“CPG”) was awarded a $300,000 grant from Cattaraugus County Industrial Development Agency (“CCIDA”) on March 13, 2014. The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with CCIDA, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of June 30, 2018.

8.	Litigation

Litigation. The Company has pending litigation relative to leases of certain equipment and real property with a former related party. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company considers the risk of loss remote, and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. Accordingly, no gain or loss has been recognized in the accompanying financials statements related to this litigation.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.	Related Party Transactions

The Company paid legal fees and disbursements of approximately $95,000 and $144,000 in the six month period ended June 30, 2018 and 2017, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended June 30, 2018 and 2017 amounted to approximately $48,000 and $94,000, respectively. Additionally, the Company had accrued unbilled legal fees at June 30, 2018 and 2017 of approximately $32,000 and $23,000, respectively, with this firm.

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

As of June 30, 2018, the Company had identifiable assets of approximately $39,614,000 ($37,986,000 – December 31, 2017) of which approximately $28,666,000 ($26,331,000 – December 31, 2017) was for ATG and approximately $10,948,000 ($11,655,000 – December 31, 2017) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted)
	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Revenues from unaffiliated customers	$19,389	$15,050	$3,116	$3,669	$22,505	$18,719
Cost of goods sold, inclusive of depreciation and amortization	(14,635)	(11,628)	(2,896)	(3,446)	(17,531)	(15,074)
Selling, general and administrative	(2,655)	(2,506)	(986)	(956)	(3,641)	(3,462)
Interest expense	(35)	(23)	(17)	(15)	(52)	(38)
Income (loss) before income tax provision (benefits)	2,064	893	(783)	(748)	1,281	145
Income tax provision (benefits)	392	239	(149)	(225)	243	14
Net income (loss)	$1,672	$654	$(634)	$(523)	$1,038	$131
Capital expenditures	$845	$495	$139	$76	$984	$571

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	($000's omitted)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Revenues from unaffiliated customers	$10,274	$7,630	$1,672	$1,986	$11,946	$9,616
Cost of goods sold, inclusive of depreciation and amortization	(7,552)	(6,024)	(1,470)	(1,806)	(9,022)	(7,830)
Selling, general and administrative	(1,426)	(1,173)	(587)	(449)	(2,013)	(1,622)
Interest expense	(18)	(8)	(9)	(7)	(27)	(15)
Income (loss) before income tax provision (benefits)	1,278	425	(394)	(276)	884	149
Income tax provision (benefits)	262	127	(85)	(83)	177	44
Net income (loss)	$1,016	$298	$(309)	$(193)	$707	$105
Capital expenditures	$440	$314	$33	$74	$473	$388

11.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three and six months ended June 30, 2018 and 2017 approximately 9% of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The CPG consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The CPG also sells knives and tools, principally machetes, bayonets, survival knives and kitchen knives, to various branches of the United States Government which accounted for less than 2% of the Company’s consolidate revenues in the three and six months ended June 30, 2018 and 2017.

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six months and three months ended June 30, 2018  and 2017 ($000’s omitted):

	($000's omitted except per share data)
	Six Months Ended June 30,
					2018 vs 2017
	2018		2017		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$19,389	86.2%	$15,050	80.4%	$4,339	28.8%
Consumer Products	3,116	13.8%	3,669	19.6%	(553)	(15.1)%
	22,505	100.0%	18,719	100.0%	3,786	20.2%
Cost of goods sold, inclusive of depreciation and amortization	17,531	77.9%	15,074	80.5%	2,457	16.3%
Selling, general and administrative	3,641	16.2%	3,462	18.5%	179	5.2%
Total costs and expenses	21,172	94.2%	18,536	99.0%	2,636	14.2%
Operating income, net	1,333	5.9%	183	1.0%	1,150	628.4%
Interest expense	52	0.2%	38	0.2%	14	36.8%
Income tax provision	243	1.1%	14	0.1%	229	1635.7%
Net income	$1,038	4.6%	$131	0.7%	$907	692.4%

	($000's omitted except per share data)
	Three Months Ended June 30,
					2018 vs 2017
	2018		2017		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$10,274	86.0%	$7,630	79.3%	$2,644	34.7%
Consumer Products	1,672	14.0%	1,986	20.7%	(314)	(15.8)%
	11,946	100.0%	9,616	100.0%	2,330	24.2%
Cost of goods sold, inclusive of depreciation and amortization	9,022	75.5%	7,830	81.4%	1,192	15.2%
Selling, general and administrative	2,013	16.9%	1,622	16.9%	391	24.1%
Total costs and expenses	11,035	92.4%	9,452	98.3%	1,583	16.7%

Operating income, net	911	7.6%	164	1.7%	747	455.5%
Interest expense	27	0.2%	15	0.2%	12	80.0%
Income tax provision	177	1.5%	44	0.5%	133	302.3%
Net income	$707	5.9%	$105	1.0%	$602	573.3%

Revenue

The Company’s consolidated revenues from operations increased approximately $3,786,000 or 20.2% for the six month period ended June 30, 2018 when compared to the same period in 2017. During this period the ATG increased commercial shipments by approximately $4,365,000 offset by the CPG commercial shipments decrease of approximately $474,000. Both ATG and CPG decreased government shipments by approximately $26,000 and $79,000, respectively, during the six month period ended June 30, 2018.

The Company’s consolidated revenues from operations increased approximately $2,330,000 or 24.2% for the three month period ended June 30, 2018 when compared to the same period in 2017. During this period the ATG increased commercial shipments by approximately $2,775,000 offset by the CPG commercial shipments decrease of approximately $270,000. Both ATG and CPG decreased government shipments by approximately $131,000 and $44,000, respectively, during the three months  period ended June 30, 2018.

Cost of Goods Sold (including depreciation and amortization)

Cost of goods sold increased approximately $2,457,000 or 16.3% for the six month period ended June 30, 2018 and increased approximately $1,192,000 or 15.2% for the three month period ended June 30, 2018 when compared to the same period in 2017. This is due in part to the mix of product, but primarily due to the increase in revenue for the period ended June 30, 2018 from the same period in 2017. The consolidated production employment levels grew by 18.1% for the period ended June 30, 2018 and our gross margin percentage improved to approximately 24.5% for the second quarter of 2018 from 18.6% for the same period of 2017. In addition, depreciation and amortization increased by 17.1% and 9.9% for the six and three month periods ended June 30, 2018, respectively, from the same period in 2017, primarily due to additional machinery and equipment procured for the ATG increase in production.

Selling, General and Administrative Expenses (including depreciation and amortization)

Selling, general and administrative (SG&A) increased approximately $179,000 or 5.2% for the six month period ended June 30, 2018 and increased approximately $391,000 or 24.1% for the three month period ended June 30, 2018 when compared to the same period in 2017. This is attributable to employee and employee related benefits, such expenses increased approximately $159,000 and $285,000 for the six month period and three month period ended June 30, 2018, primarily due to an increase in wages and vacation accrual. Although a de minimis amount, depreciation and amortization increased by 20.7% and 47.3% in the six and three month periods ended June 30, 2018, respectively, when compared to the same period in 2017. The balance of the increase in SG&A expenses is attributable to the sales and marketing of products including commissions, sales support and expenses related to trade shows.

Interest Expense

Interest expense increased by 36.8% and 80% in the six and three month periods ended June 30, 2018, respectively, when compared to the same period in 2017. This is primarily due to the lease line of credit for the equipment financing for the ATG increase in production. See also Note 5, Long-Term Debt, for information on long-term debt.

Income Taxes

The Company’s effective tax rate was approximately 19.0% and 9.7% for the six month periods ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 20.0% and 29.5% for the three month periods ended June 30, 2018 and 2017, respectively.  The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the six month period ended June 30, 2018 increased approximately $907,000 and net income for the three month period ended June 30, 2018 increased approximately $602,000, when compared to the same periods in 2017. This increase is primarily the result of increases in revenue at the ATG business segment offset by a decrease in revenue at the CPG business segment as discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At June 30, 2018, the Company had working capital of approximately $21,002,000 of which approximately $3,199,000 was comprised of cash and cash equivalents.

The Company utilized approximately $237,000 in cash from operations during the six months ended June 30, 2018. The primary use of cash for the Company’s operating activities for the six month period ended June 30, 2018 includes working capital requirements, increased receivables due to timing of shipments offset by timing differences on payments to vendors. In addition, there is an increase in inventory primarily due to the increase in production by the ATG business segment. The Company’s primary use of cash in its financing and investing activities in the six months ended June 30, 2018 included approximately $274,000 of principal payments on long-term debt as well as approximately $150,000 for the purchase of treasury shares. The Company also expended approximately $984,000 for capital expenditures during the six months ended June 30, 2018.

The Company has a $2,000,000 line of credit available until June 19, 2019.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2018. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2018, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2018 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	11,341	(2)	$10.40	-	100,670
April	399		9.83	399	100,271
May	2,054		9.20	2,054	98,217
June	897		9.26	897	97,320
Total	14,691		$10.15	3,350	97,320

(1)      The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2018, the Company has purchased 352,680 shares and there remains 97,320 shares available to purchase under this program. There were 3,350 shares purchased by the Company during the six month period ended June 30, 2018.

(2)       Includes 11,341 shares withheld/purchased by the Company in January 2018 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Non-Employee Director Compensation Policy (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: August 13, 2018

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer

- 25 -