Form 10-Q
period 2018-09-30
SERVOTRONICS INC /DE/
filed 2018-11-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company  ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, $.20 par value	2,582,773

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Current assets:
Cash	$2,379	$4,707
Accounts receivable, net	10,780	8,424
Inventories, net	14,651	12,791
Other current assets	495	249
Total current assets	28,305	26,171

Property, plant and equipment, net	11,713	11,021

Deferred income taxes	409	409

Other non-current assets	376	385

Total Assets	$40,803	$37,986

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of capitalized lease obligations	175	133
Dividend payable	13	-
Accounts payable	2,579	1,377
Accrued employee compensation and benefits costs	1,746	1,784
Accrued income taxes	121	414
Other accrued liabilities	924	872
Total current liabilities	6,106	5,128

Long-term debt	2,589	2,950

Post retirement obligation	1,828	1,743

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,498,870 (2,308,315 - 2017) shares	523	523
Capital in excess of par value	14,226	14,171
Retained earnings	17,785	15,709
Accumulated other comprehensive loss	(26)	(32)
Employee stock ownership trust commitment	(662)	(662)
Treasury stock, at cost 115,636 (183,983 - 2017) shares	(1,566)	(1,544)
Total shareholders' equity	30,280	28,165

Total Liabilities and Shareholders' Equity	$40,803	$37,986

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$12,768	$11,325	$35,273	$30,044

Costs and expenses:

Costs of goods sold, inclusive of depreciation and amortization	8,828	8,234	26,359	23,307
Gross margin	3,940	3,091	8,914	6,737
Gross margin %	30.9%	27.3%	25.3%	22.4%

Selling, general and administrative	2,074	2,085	5,715	5,548
Interest expense	28	18	80	56

Total expenses	10,930	10,337	32,154	28,911

Income before income tax provision	1,838	988	3,119	1,133

Income tax provision	381	317	624	331

Net income	$1,457	$671	$2,495	$802

Income per share:
Basic
Net Income per share	$0.63	$0.30	$1.10	$0.35

Diluted
Net income per share	$0.61	$0.29	$1.07	$0.35

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows related to operating activities:
Net Income	$2,495	$802
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	761	637
Loss on disposal of property	1	16
Stock based compensation	183	176
Increase in allowance for doubtful accounts	49	72
Increase in inventory reserve	54	43
Increase in warranty reserve	369	-

Change in assets and liabilities:
Accounts receivable	(2,405)	(1,733)
Inventories	(1,914)	257
Prepaid income taxes	-	(181)
Other current assets	(246)	24
Other non-current assets	9	(9)
Accounts payable	1,202	(88)
Accrued employee compensation and benefit costs	(38)	469
Other accrued liabilities and post retirement obligation	(231)	254
Accrued income taxes	(293)	-

Net cash (used) provided by operating activities	(4)	739

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,452)	(1,401)
Proceeds from sale of assets	-	180

Net cash (used) by investing activities	(1,452)	(1,221)

Cash flows related to financing activities:
Principal payments on long-term debt	(410)	(409)
Principal payments on capital lease obligations	(119)	-
Proceeds from capital leases	210	-
Purchase of treasury shares	(150)	(203)
Cash dividend	(403)	(376)

Net cash (used) by financing activities	(872)	(988)

Net decrease in cash	(2,328)	(1,470)

Cash at beginning of period	4,707	3,515

Cash at end of period	$2,379	$2,045

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated financial statements should be read in conjunction with the 2017 annual report and the notes thereto.

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

Cash

The Company considers cash to include all checking, savings and money market accounts.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $198,000 at September 30, 2018 and $149,000 at December 31, 2017. The Company does not accrue interest on past due receivables.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of September 30, 2018 and December 31, 2017 the Company has recorded a warranty reserve of approximately $408,000 and $39,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,492,000 and $1,438,000 at September 30, 2018 and December 31, 2017, respectively. Pre-production and start-up costs are expensed as incurred.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2018 or December 31, 2017, and did not recognize any interest and/or penalties in its consolidated statements of income during the nine months ended September 30, 2018 and 2017. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2018 and December 31, 2017. The 2015 through 2017 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2018 and 2017 amounted to approximately $875,000 and $165,000, respectively. Interest paid amounted to approximately $80,000 and $56,000, respectively, during the nine months ended September 30, 2018 and 2017. Equipment received but not placed in service and included in accounts payable at September 30, 2017 amounted to approximately $508,000.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2018 and December 31, 2017.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 also requires significantly expanded disclosure requirements and applied the standard to all contracts that were not completed as of January 1, 2018. There was no cumulative effect of the adoption recognized. We have obtained an understanding of the new standard and determined that there is no material change in our revenue recognition after implementation of the standard. See above for the Company’s updated revenue recognition accounting policy.

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

3.	Inventories

	September 30,	December 31,
	2018	2017
	($000's omitted)
Raw material and common parts	$8,641	$8,375
Work-in-process	4,937	2,940
Finished goods	2,565	2,914
	16,143	14,229
Less inventory reserve	(1,492)	(1,438)
Total inventories	$14,651	$12,791

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Property, Plant and Equipment

	September 30,	December 31,
	2018	2017
	($000's ommitted)

Land	$7	$7
Buildings	10,887	10,288
Machinery, equipment and tooling	17,815	17,249
Construction in progress	931	665
	29,640	28,209
Less accumulated depreciation	(17,927)	(17,188)
	$11,713	$11,021

Depreciation and amortization expense amounted to approximately $259,000 and $209,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense amounted to approximately $704,000 and $628,000 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense amounted to approximately $239,000 and $206,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense primarily related to capital leases amounted to approximately $57,000 and $9,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively. Amortization expense amounted to approximately $20,000 and $3,000 for the three months ended September 30, 2018 and September 30, 2017, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of September 30, 2018, there is approximately $931,000 ($665,000 – 2017) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $556,000 in CIP for the implementation costs for the enterprise resource planning software that will be used as an integral part of the product process at the Advanced Technology Group (“ATG”) and the Consumer Products Group (“CPG”) and approximately $240,000 for machinery received but not placed in service at both the ATG and CPG with the remainder of approximately $135,000 of self-constructed assets not yet put into service. See Note 7, Commitments and Contingencies, for more information on anticipated capital expenditures.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	September 30,	December 31,
	2018	2017
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.513% as of September 30, 2018), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,638	$1,835

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.513% as of September 30, 2018), monthly prinicipal payments of $23,810 through December 1, 2021	929	1,142

Capital lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding with pricipal payments made over 60 months)	745	654
	3,312	3,631
Less current portion	(723)	(681)
	$2,589	$2,950

The Company has a $2,000,000 line of credit on which there was no balance outstanding at September 30, 2018 and December 31, 2017.

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2018 and December 31, 2017 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 with initial borrowings available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months, with a $1 buy out at the end of the term. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. Principal payments for the capital lease obligations at September 30, 2018 and December 31, 2017 was approximately $119,000 and $14,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Remaining principal payments for the capital lease obligations are expected for 2018 and for each of the next five years:

September 30,
2018
($000's omitted)

2018	$47
2019	193
2020	193
2021	193
2022	193
2023	2
Total minimum lease payments	821
Less amount representing interest	(76)
Present value of net minimum lease payments	745
Less current portion	(175)
Long term principle payments	$570

Each lease is secured by the underlying equipment. There was approximately $822,000 outstanding payments, principal including interest, at September 30, 2018.

6.	Shareholders’ Equity

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity

Balance at December 31, 2017	2,614,506	$523	$14,171	$15,709	$(662)	$(1,544)	$(32)	$28,165
Net income	-	-	-	2,495	-	-	-	2,495
Purchase of treasury shares	-	-	-	-	-	(150)	-	(150)
Cash dividend	-	-	-	(413)	-	-	-	(413)
Stock based compensation, net of tax benefit	-	-	55	(6)	-	128	6	183
Balance at September 30, 2018	2,614,506	$523	$14,226	$17,785	$(662)	$(1,566)	$(26)	$30,280

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2018, the Company has purchased 352,680 shares and there remains 97,320 shares available to purchase under this program. There were 3,350 shares purchased by the Company during the nine month period ended September 30, 2018.

On January 1, 2018, 28,500 shares of restricted stock vested of which 11,341 shares were withheld and repurchased by the Company for approximately $117,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the nine months ended September 30, 2018 and 2017 is approximately $183,000 and $176,000, respectively, of stock-based compensation expense related to the restrictive share awards.

On May 18, 2018 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 16, 2018 to shareholders of record on June 30, 2018 and was approximately $413,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable and as a reduction to retained earnings on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($000's omitted except per share data)
Net Income	$1,457	$671	$2,495	$802
Weighted average common shares outstanding
(basic)	2,295	2,262	2,259	2,264

Unvested restricted stock	82	29	82	29
Weighted average common shares outstanding
(diluted)	2,377	2,291	2,341	2,293
Basic
Net income per share	$0.63	$0.30	$1.10	$0.35
Diluted
Net income per share	$0.61	$0.29	$1.07	$0.35

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post-employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,007,000 has been accrued as of September 30, 2018 and December 31, 2017, and is reflected as Post Retirement Obligation in the accompanying balance sheet. After termination, the scope of the health related benefits obligation in the agreement became an issue. In June 2016 an Arbitrator was selected by the parties to hear this matter. The Company did not consider the risk of loss to be probable at September 30, 2017 however, a final opinion and award was issued on March 22, 2018 resulting in the increased accrual at September 30, 2018. Additionally, the Company paid approximately $367,000 pursuant to the arbitration award as of September 30, 2018.

The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $821,000 and $736,000 has been accrued as of September 30, 2018 and December 31, 2017, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Facility Expansion. The Company’s Consumer Products Group (“CPG”) was awarded a $300,000 grant from Cattaraugus County Industrial Development Agency (“CCIDA”) on March 13, 2014. The grant was used towards new manufacturing equipment in connection with the proposed expansion project. As part of the terms of the Grant Contract with CCIDA, the Company’s CPG has agreed to maintain certain employment levels for a period of five years from the date of the agreement. If the employment levels are not maintained, the Company will be required to repay the grant proceeds on a prorated basis. The Company has maintained the required employment levels as of September 30, 2018.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid legal fees and disbursements of approximately $117,000 and $188,000 in the nine month period ended September 30, 2018 and 2017, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended September 30, 2018 and 2017 amounted to approximately $23,000 and $44,000, respectively. Additionally, the Company had accrued unbilled legal fees at September 30, 2018 and 2017 of approximately $19,000 and $39,000, respectively, with this firm.

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

As of September 30, 2018, the Company had identifiable assets of approximately $40,803,000 ($37,986,000 – December 31, 2017) of which approximately $29,896,000 ($26,331,000 – December 31, 2017) was for ATG and approximately $10,907,000 ($11,655,000 – December 31, 2017) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted)
	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Revenues from unaffiliated customers	$30,028	$23,968	$5,245	$6,076	$35,273	$30,044
Cost of goods sold, inclusive of depreciation and amortization	(21,600)	(17,826)	(4,759)	(5,481)	(26,359)	(23,307)
Gross margin	8,428	6,142	486	595	8,914	6,737
Gross margin %	28.1%	25.6%	9.3%	9.8%	25.3%	22.4%

Selling, general and administrative	(4,131)	(4,148)	(1,584)	(1,400)	(5,715)	(5,548)
Interest expense	(55)	(32)	(25)	(24)	(80)	(56)
Total expenses	(25,786)	(22,006)	(6,368)	(6,905)	(32,154)	(28,911)

Income (loss) before income tax provision (benefits)	4,242	1,962	(1,123)	(829)	3,119	1,133

Income tax provision (benefits)	849	580	(225)	(249)	624	331
Net income (loss)	$3,393	$1,382	$(898)	$(580)	$2,495	$802
Capital expenditures	$1,277	$1,777	$175	$124	$1,452	$1,901

	($000's omitted)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Revenues from unaffiliated customers	$10,639	$8,918	$2,129	$2,407	$12,768	$11,325
Cost of goods sold, inclusive of depreciation and amortization	(6,965)	(6,198)	(1,863)	(2,036)	(8,828)	(8,234)
Gross margin	3,674	2,720	266	371	3,940	3,091
Gross margin %	34.5%	30.5%	12.5%	15.4%	30.9%	27.3%

Selling, general and administrative	(1,476)	(1,642)	(598)	(443)	(2,074)	(2,085)
Interest expense	(20)	(9)	(8)	(9)	(28)	(18)
Total expenses	(8,461)	(7,849)	(2,469)	(2,488)	(10,930)	(10,337)

Income (loss) before income tax provision (benefits)	2,178	1,069	(340)	(81)	1,838	988

Income tax provision (benefits)	457	341	(76)	(24)	381	317
Net income (loss)	$1,721	$728	$(264)	$(57)	$1,457	$671
Capital expenditures	$432	$1,282	$36	$48	$468	$1,330

11.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

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

The CPG consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The CPG also sells knives and tools, principally machetes, bayonets, survival knives and kitchen knives, to various branches of the United States Government which accounted for less than 5% and 7% of the Company’s consolidated revenues in the three and nine months ended September 30, 2018 and 2017, respectively.

During the three and nine months ended September 30, 2018 and 2017 approximately 7% and 9% respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the nine months and three months ended September 30, 2018 and 2017 ($000’s omitted):

	($000's omitted except per share data)
	Nine Months Ended September 30,
					2018 vs 2017
	2018		2017		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$30,028	85.1%	$23,968	79.8%	$6,060	25.3%
Consumer Products	5,245	14.9%	6,076	20.2%	(831)	(15.1)%
	35,273	100.0%	30,044	100.0%	5,229	17.4%
Cost of goods sold, inclusive of depreciation and amortization	26,359	74.7%	23,307	77.6%	3,052	13.1%
Gross margin	8,914	25.3%	6,737	22.4%	2,177	32.3%
Gross margin %	25.3%		22.4%

Selling, general and administrative	5,715	16.2%	5,548	18.5%	167	3.0%
Interest expense	80	0.2%	56	0.2%	24	42.9%
Total expenses	32,154	91.2%	28,911	96.2%	3,243	59.0%

Income before income tax provision	3,119	8.8%	1,133	3.8%	1,986	38.0%

Income tax provision	624	1.8%	331	1.1%	293	88.5%
Net income	$2,495	7.1%	$802	2.7%	$1,693	211.0%

	($000's omitted except per share data)
	Three Months Ended September 30,
					2018 vs 2017
	2018		2017		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$10,639	83.3%	$8,918	78.7%	$1,721	19.3%
Consumer Products	2,129	16.7%	2,407	21.3%	(278)	(15.8)%
	12,768	100.0%	11,325	100.0%	1,443	12.7%
Cost of goods sold, inclusive of depreciation and amortization	8,828	25.0%	8,234	27.4%	594	7.2%
Gross margin	3,940	11.2%	3,091	10.3%	849	27.4%
Gross margin %	30.9%		27.3%

Selling, general and administrative	2,074	5.9%	2,085	6.9%	(11)	-0.5%
Interest expense	28	0.1%	18	0.1%	10	55.6%
Total expenses	10,930	31.0%	10,337	34.4%	593	5.7%

Income before income tax provision	1,838	5.2%	988	3.3%	850	85.9%

Income tax provision	381	1.1%	317	1.2%	64	20.2%
Net income	$1,457	11.4%	$671	5.9%	$786	117.0%

Revenue

The Company’s consolidated revenue from operations increased approximately $5,229,000 or 17.4% for the nine month period ended September 30, 2018 when compared to the same period in 2017. During this period the ATG increased commercial shipments by approximately $6,507,000 offset by the CPG commercial shipments decrease of approximately $609,000. Both ATG and CPG decreased government shipments by approximately $447,000 and $222,000, respectively, during the nine month period ended September 30, 2018 and 2017.

The consolidated revenue increase for the nine month period ended September 30, 2018 when compared to the same period in 2017 is primarily attributed to ATG with increased number of units shipped of approximately $3,091,000 and average price increases of approximately $2,969,000. This is offset by a decrease in revenue at the CPG due to a decrease in the number of units shipped of approximately $456,000 and average price decreases of approximately $375,000 as compared to the same nine month period ended September 30, 2017.

The Company’s consolidated revenue from operations increased approximately $1,443,000 or 12.7% for the three month period ended September 30, 2018 when compared to the same period in 2017. During this period the ATG increased commercial shipments by approximately $2,142,000 offset by the CPG commercial shipments decrease of approximately $134,000. Both ATG and CPG decreased government shipments by approximately $421,000 and $144,000, respectively, during the three month period ended September 30, 2018.

The consolidated revenue increase for the three month period ended September 30, 2018 when compared to the same period in 2017 is primarily attributed to increased average prices of approximately $1,155,000 and increased number of units shipped of approximately $566,000 at the ATG. This is partially offset by an overall decrease in revenue at the CPG. The decrease in revenue at the CPG is primarily attributed to average price decreases of approximately $352,000 offset slightly by volume increases of approximately $74,000 as compared to the same three month period ended September 30, 2017.

Gross Margin

The Company’s consolidated gross margin increased approximately $2,177,000 or 32.3% for the nine month period ended September 30, 2018 and increased approximately $849,000 or 27.4% for the three month period ended September 30, 2018 when compared to the same periods in 2017.

Gross margin improved in the nine month period ended September 30, 2018 primarily due to the increase in units shipped of approximately $1,256,000 and increased average prices of approximately $1,030,000 at the ATG as compared to the same period in 2017. This is partially offset by a decrease in the number of units shipped of approximately $21,000 and decreased average prices of approximately $88,000 at the CPG as compared to the same period in 2017.

Gross margin improved in the three month period ended September 30, 2018 primarily due to the increased number of units shipped of approximately $228,000 and increased average prices of approximately $726,000 at the ATG as compared to the same period in 2017. This is partially offset by a decrease in average prices of approximately $108,000 offset slightly by an increase in units shipped of approximately $3,000 at the CPG as compared to the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $167,000 or 3.0% for the nine month period ended September 30, 2018 and decreased approximately $11,000 or 0.5% for the three month period ended September 30, 2018 when compared to the same period in 2017. This is primarily attributable to the sales and marketing of products including commissions, sales support and expenses related to trade shows at the CPG for the nine month period ended September 30, 2018 as compared to the same period in 2017. SG&A was flat in the three month period ended September 30, 2018 as compared to the same period in 2017. The SG&A expenses at the ATG decreased approximately $166,000 due to non-recurring charges incurred during the third quarter of 2017 offset by increased SG&A expenses of approximately $155,000 at the CPG attributable to the sales and marketing of products including media advertising and administrative support.

Interest Expense

Interest expense increased by 42.9% and 55.6% in the nine and three month periods ended September 30, 2018, respectively, when compared to the same periods in 2017. This is primarily due to borrowing on the lease line of credit for the production equipment financing at ATG. See also Note 5, Long-Term Debt, for information on the equipment capital leases.

Income Taxes

The Company’s effective tax rate was approximately 20.0% and 29.2% for the nine month periods ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 20.7% and 32.1% for the three month periods ended September 30, 2018 and 2017, respectively.  The reduction in the effective tax rate is primarily due to the reduction in the corporate tax rate to 21% as a result of the Tax and Jobs Act. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the nine month period ended September 30, 2018 increased approximately $1,693,000 and net income for the three month period ended September 30, 2018 increased approximately $786,000, when compared to the same periods in 2017. This increase is primarily the result of increases in revenue at the ATG business segment offset by a decrease in revenue at the CPG business segment as discussed above.

Liquidity and Capital Resources

The Company’s liquidity and capital requirements relate to working capital needs; primarily inventory, accounts receivable and accounts payable as well as capital expenditures for property, plant and equipment and principal and interest payments on debt. At September 30, 2018, the Company had working capital of approximately $22,199,000 of which approximately $2,379,000 was comprised of cash.

The Company utilized approximately $24,000 in cash from operations during the nine months ended September 30, 2018. The primary use of cash for the Company’s operating activities for the nine month period ended September 30, 2018 includes working capital requirements, increased receivables due to timing of shipments and payments by customers and increase in inventory raw materials for increased production offset by timing differences on payments to vendors. The Company’s primary use of cash in its financing and investing activities in the nine months ended September 30, 2018 included approximately $410,000 of principal payments on long-term debt as well as approximately $150,000 for the purchase of treasury shares. The Company also expended approximately $1,429,000 for capital expenditures during the nine months ended September 30, 2018.

The Company has a $2,000,000 line of credit available until June 19, 2019.

The Company believes its cash generating capability and financial condition, together with available credit facilities will be adequate to meet our operating, investing and financing needs into the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2018. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2018, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2018 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	11,341	(2)	$10.40	-	100,670
April - June	3,350		9.29	3,350	97,320
July - September	-		-	-	97,320
Total	14,691		$10.15	3,350	97,320

(1)       The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2018, the Company has purchased 352,680 shares and there remains 97,320 shares available to purchase under this program. There were 3,350 shares purchased by the Company during the nine month period ended September 30, 2018.

(2)       Includes 11,341 shares withheld/purchased by the Company in January 2018 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: November 13, 2018

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer

- 26 -