Form 10-K
period 2018-12-31
SERVOTRONICS INC /DE/
filed 2019-03-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109

SERVOTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-0837866
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1110 Maple Street

Elma, New York             14059

(Address of Principal Executive Office) (Zip Code)

Registrant’s telephone number, including area code (716) 655-5990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.20 par value	NYSE American

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐      No ☒

Based on the closing price of the Common Stock on June 30, 2018 $9.16 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,479,313.

As of March 1, 2019 the number of $.20 par value common shares outstanding was 2,573,044.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company’s shares currently trade on the New York Stock Exchange (NYSE American) MKT under the symbol SVT.

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

The Company’s prime contracts and subcontracts with the United States Government, government subcontractors, and commercial manufacturers are subject to termination at the convenience of the customer. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its contracts have been terminated for convenience. The Company’s sales of advanced technology products are composed primarily of a small group of customers with three customers accounting for 62% and 49% of the Company’s total revenue in 2018 and 2017, respectively. See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government which accounted for less than 2% of the Company’s consolidated revenues in 2018 and 2017. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2018 or 2017. The Company sells its products and manufacturing services through its own sales resources, independent manufacturers’ representatives and electronic commerce.

Business Segments

Business segment information is presented in Note 11, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2018 and 2017 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

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

Employees

The Company, at December 31, 2018, had 340 employees of which 330 are full time at two locations in New York. Approximately 86% of its employees are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

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

See Note 8, Commitments and Contingencies, and Note 9, Litigation, for information regarding arbitration proceedings and other litigation matters. There are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information:

The Company’s common stock is listed on the NYSE American and trades under the symbol SVT.

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of March 1, 2019)
Common Stock, $.20 par value per share	285

(c)	Dividends on Common Stock

On May 18, 2018 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 16, 2018 to shareholders of record on June 30, 2018 and was approximately $416,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount was recorded in dividends payable and as a reduction to retained earnings on the accompanying consolidated balance sheet. Approximately $376,000 of cash dividends were paid to shareholders in 2017.

(d)	Company Purchases of Company’s Equity Securities

2018 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	11,341	(2)	$10.40	-	100,670
April - June	3,350		9.29	3,350	97,320
July - September	-		-	-	97,320
October	-		-	-	97,320
November	-		-	-	97,320
December	2,343		10.37	2,343	94,977
Total	17,034		$10.18	5,693	94,977

(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2018, the Company has purchased 355,023 shares and there remain 94,977 shares available to purchase under this program. There were 5,693 shares purchased by the Company in 2018.

(2)	Includes 11,341 shares withheld/purchased by the Company in January 2018 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Discussion

During the years ended December 31, 2018 and 2017, approximately 9% and 11%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. Sales of products sold for government applications decreased approximately $70,000 during 2018 from 2017. There was an increase in 2018 from 2017 of approximately $129,000 in government shipments at the ATG and a decrease of approximately $199,000 in government shipments at the CPG. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors. It is difficult to predict the impact on future financial results.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the years ended December 31, 2018 and 2017 ($000’s omitted).

	Years Ended December 31,				2018 vs 2017
	2018		2017		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$40,415	84.4%	$32,414	78.2%	$8,001	24.7%
Consumer Products	7,442	15.6%	9,030	21.8%	(1,588)	(17.6)%
	47,857	100.0%	41,444	100.0%	6,413	15.5%

Cost of goods sold, inclusive of depreciation and amortization	35,772	74.7%	31,447	75.9%	4,325	13.8%
Gross margin	12,085	25.3%	9,997	24.1%	2,088	20.9%
Gross margin %	25.3%		24.1%

Selling, general and administrative	7,743	16.2%	7,845	18.9%	(102)	(1.3)%
Interest expense	107	0.2%	77	0.2%	30	39.0%
Total costs and expenses	43,622	91.2%	39,369	95.0%	4,253	10.8%

Income before income tax provision	4,235	8.8%	2,075	5.0%	2,160	104.1%

Income tax provision	737	1.5%	758	1.8%	(21)	(2.8)%
Net income	$3,498	7.3%	$1,317	3.2%	$2,181	165.6%

Revenue

The Company’s consolidated revenues from operations increased approximately $6,413,000 or 15.5% for the twelve month period ended December 31, 2018 when compared to the same period in 2017. The increase in revenue is attributable to an increase in commercial and government shipments at the ATG offset by a decrease in commercial and government shipments at the CPG. Commercial shipments increased approximately $7,872,000 or 27.5% and government shipments increased approximately $129,000 or 3.4% at the ATG for the twelve month period ended December 31, 2018 when compared to the same period in 2017. This is offset by a decrease in commercial shipments of approximately $1,389,000 or (16.8)% and a decrease in government shipments of approximately $199,000 or (25.9)% at the CPG when compared to the same period in 2017.

The consolidated revenue increase for the year ended December 31, 2018 when compared to the same period in 2017 is attributed to the ATG with increased number units shipped of approximately $4,881,000 and average price increase and mix of product sold of approximately $3,120,000. This is offset by a decrease in revenue at the CPG due to a decrease in the number of units shipped of approximately $353,000 and average price decreases and mix of product sold of approximately $1,235,000 as compared to the same period ended December 31, 2017.

Gross Margin

The Company’s consolidated gross margin increased approximately $2,088,000 or 20.9% for the year ended December 31, 2018 when compared to the same period in 2017.

Gross margin improved in the twelve month period ended December 31, 2018 due to the increase in units shipped of approximately $1,184,000 and increased average prices and mix of product sold of approximately $1,913,000 at the ATG as compared to the same period of 2017. This is partially offset by a decrease in the average prices and mix of product sold of approximately $1,020,000 with a slight improvement of the average costs of the units shipped $11,000 at the CPG as compared to the same period of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased approximately $102,000 or (1.3)% for the year ended December 31, 2018 compared to the same period in 2017. This is primarily driven by the decrease in non-recurring legal and pension expenses at the ATG in 2018 compared to those incurred in 2017 offset by an increase in SG&A expenses in 2018 at the CPG for sales and administrative support, sales commissions, and travel as compared to 2017.

Interest Expense

Interest expense increased approximately $30,000 or 39.0% primarily due to the lease line of credit for equipment financing at the ATG for the twelve month period ended December 31, 2018 compared to the same period in 2017. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Other Income

Components of other income include interest income on cash and cash equivalents and other amounts not directly related to the sale of the Company’s products. Other income is immaterial in relationship to the consolidated financial statements.

Income Taxes

The Company’s effective tax rate for operations was 17.40% in 2018 and 36.5% in 2017. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for domestic production activities, the deduction for foreign-derived intangible income (FDII) in 2018, and the federal tax credit for research and development expenditures. The effective tax rate was lower in 2018 primarily due to the revaluation of the deferred tax balances that occurred in 2017 as a result of a reduction in the Federal tax rate from tax law changes enacted in 2017 partially offset by permanent differences and research tax credits. See also Note 6, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed U.S. tax law by, among other things, changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017, implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries and lowering corporate income tax rates. The Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

Net Income

Income from operations increased approximately $2,181,000 or 165.6% when comparing the twelve month period ended December 31, 2018 to the same period in 2017. This increase is the result of a pretax increased revenue partially offset by increases in cost of goods sold discussed earlier.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2018, the Company had working capital of approximately $23,141,000 ($21,043,000 – 2017) of which approximately $2,598,000 ($4,707,000 – 2017) was comprised of cash and cash equivalents.

The Company generated approximately $833,000 in cash from operations during the year ended December 31, 2018 as compared to $3,652,000 during the year ended December 31, 2017. Cash was generated primarily through net income of approximately $3,498,000, adjustments to reconcile net income to net cash of approximately $1,931,000 and timing of accounts payable. The primary use of cash for the Company’s operating activities for the year ended December 31, 2018 include working capital requirements, mainly an increase in accounts receivables and inventories of approximately $2,183,000 and $2,464,000, respectively. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the year ended December 31, 2018 included approximately $708,000 of current principal payments on long-term debt, approximately $403,000 for cash dividends as well as approximately $175,000 for the purchase of treasury shares. The Company also expended approximately $1,656,000, net of proceeds from equipment financing, for capital expenditures.

On December 1, 2014, the Company, entered into a Loan Agreement that provides for a $2,620,000 seven-year term loan (the “Term Loan”) and $2,000,000 line of credit (the “Line of Credit”). The Company renewed a $2,000,000 line of credit available until June 19, 2019 unless subsequently renewed. As of December 31, 2018, there were no draws on the line. The proceeds from the Term Loan were used to pay off the Industrial Development Revenue Bonds that were issued by a government agency in 1994 to finance the construction of the Company’s headquarters/advanced technology facility and which matured on December 1, 2014.

In addition, the Company’s wholly-owned subsidiary, The Ontario Knife Company (OKC) entered into a separate Loan Agreement with the Bank on December 1, 2014. The OKC Loan Agreement provides for a $2,000,000 seven-year term loan (the “OKC Term Loan”). The proceeds from the OKC Term Loan were used to purchase equipment and expand/renovate the OKC facility in Franklinville, New York.

Borrowings under these Credit Facilities bear interest, at the Company’s option, at the Bank’s Prime Rate or LIBOR plus 1.4%. Principal installments are payable on the Company’s Term Loan and the OKC Term Loan through December 1, 2021 with a balloon payment of $786,000 at maturity of the Company’s Term Loan. The Term Loan and Line of Credit are secured by all of the Company’s equipment, receivables and inventory. The OKC Term Loan is secured by substantially all of OKC’s equipment and is fully and unconditionally guaranteed by the Company.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. The lease term for equipment covered by the lease line of credit is sixty months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $704,000 outstanding at December 31, 2018.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2018. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

(ii)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

(iii)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year or such information will be included by amendment to this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (the Code) that applies to all directors, officers and employees of the Company as required by the listing standards of the NYSE American. The Code is available on the Company’s website at www.servotronics.com and the Company intends to disclose on this website any amendment to the Code. Waivers under the Code, if any, will be disclosed under the rules of the SEC and the NYSE American.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	89,409
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	89,409

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.2*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.3*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 20, 2015)

10.4	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10.7 for the year ended December 31, 2016)

10.5	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.6	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.7*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

10.8	Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.9	Loan Agreement dated as of December 1, 2014 between The Ontario Knife Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.10	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2016)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

SERVOTRONICS, INC.

March 14, 2019	By	/s/ Kenneth D. Trbovich
Kenneth D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth D. Trbovich	Chief Executive Officer,	March 14, 2019
Kenneth D. Trbovich	Chairman of the Board and Director

/s/ Lisa F. Bencel	Chief Financial Officer	March 14, 2019
Lisa F. Bencel

/s/ Edward C. Cosgrove, Esq.	Director	March 14, 2019
Edward C. Cosgrove, Esq.

/s/ Lucion P. Gygax	Director	March 14, 2019
Lucion P. Gygax

/s/ Christopher M. Marks	Director	March 14, 2019
Christopher M. Marks

/s/ Jason T. Bear	Director	March 14, 2019
Jason T. Bear

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, consolidated statements of comprehensive income, and consolidated statements of cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Buffalo, New York

March 14, 2019

- F2 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2018	2017

Current assets:
Cash and cash equivalents	$2,598	$4,707
Accounts receivable, net	10,586	8,424
Inventories, net	15,150	12,791
Prepaid income taxes	314	-
Other current assets	496	249
Total current assets	29,144	26,171

Property, plant and equipment, net	11,875	11,021

Deferred income taxes	295	409

Other non-current assets	371	385

Total Assets	$41,685	$37,986

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of capitalized lease obligations	175	133
Dividend payable	13	-
Accounts payable	2,494	1,377
Accrued employee compensation and benefits costs	1,908	1,784
Accrued income taxes	-	414
Other accrued liabilities	865	872
Total current liabilities	6,003	5,128

Long-term debt	2,410	2,950

Post retirement obligation	1,759	1,743

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,392,207 (2,308,315 - 2017) shares	523	523
Capital in excess of par value	14,250	14,171
Retained earnings	18,788	15,709
Accumulated other comprehensive income (loss)	35	(32)
Employee stock ownership trust commitment	(561)	(662)
Treasury stock, at cost 117,979 (183,983 - 2017) shares	(1,522)	(1,544)
Total shareholders' equity	31,513	28,165

Total Liabilities and Shareholders' Equity	$41,685	$37,986

See notes to consolidated financial statements

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

	Years Ended
	December 31,	December 31,
	2018	2017

Revenue	$47,857	$41,444

Costs of goods sold, inclusive of depreciation and amortization	35,772	31,447
Gross margin	12,085	9,997

Operating expenses:
Selling, general and administrative	7,743	7,845
Interest expense	107	77

Total operating expenses	7,850	7,922

Income before income tax provision	4,235	2,075

Income tax provision	737	758

Net income	$3,498	$1,317

Income per share:
Basic
Net income per share	$1.54	$0.58

Diluted
Net income per share	$1.49	$0.57

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2018	2017

Net Income	$3,498	$1,317

Other comprehensive income (loss):
Retirement benefits adjustment, net of income taxes	67	(12)

Total comprehensive income	$3,565	$1,305

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2018	2017
Cash flows related to operating activities:
Net Income	$3,498	$1,317
Adjustments to reconcile net income to net cash generated in operating activities:
Depreciation and amortization	1,025	885
Loss on disposal of property	1	16
Stock based compensation	276	213
Increase in allowance for doubtful accounts	21	77
Increase in inventory reserve	105	88
Increase in warranty reserve	389	39
Deferred income tax	114	82

Change in assets and liabilities:
Accounts receivable	(2,183)	(1,062)
Inventories	(2,464)	414
Prepaid income taxes	(314)	182
Other current assets	(247)	138
Other non-current assets	-	(9)
Accounts payable	1,117	(703)
Accrued employee compensation and benefit costs	124	575
Other accrued liabilities	(399)	406
Accrued income taxes	(414)	414
Post retirement obligation	83	479
Employee stock ownership trust payment	101	101

Net cash generated by operating activities	833	3,652

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,866)	(2,176)
Proceeds from sale of assets	-	180

Net cash used by investing activities	(1,866)	(1,996)

Cash flows related to financing activities:
Principal payments on long-term debt	(548)	(547)
Principal payments on capital lease obligations	(160)	(14)
Proceeds from capital leases	210	668
Purchase of treasury shares	(175)	(195)
Cash dividend	(403)	(376)

Net cash used by financing activities	(1,076)	(464)

Net (decrease)/increase in cash and cash equivalents	(2,109)	1,192

Cash and cash equivalents at beginning of year	4,707	3,515

Cash and cash equivalents at end of year	$2,598	$4,707

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all checking, savings and money market accounts.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $170,000 at December 31, 2018 and $149,000 at December 31, 2017. The Company does not accrue interest on past due receivables.

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

- F7 -

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of December 31, 2018 and December 31, 2017 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $428,000 and $39,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,543,000 and $1,438,000 at December 31, 2018 and December 31, 2017, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding two year of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time or minimum stocking requirements, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

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

- F8 -

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2018 or December 31, 2017, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2018 and 2017. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2018 and December 31, 2017. The 2015 through 2017 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the twelve month periods ended December 31, 2018 and 2017 amounted to approximately $1,325,000 and $73,000, respectively. Interest paid during the twelve month periods ended December 31, 2018 and 2017 amounted to approximately $107,000 and $77,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2018 and December 31, 2017.

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

During the Company’s 2018 fiscal year, sales of advanced technology products pursuant to contracts with prime or subcontractors for various branches of the United States Government accounted for approximately 8% of the Company’s consolidated revenues as compared to 9% in 2017. The Company had sales of advanced technology products to three customers, including various divisions and subsidiaries of a common parent company, which represented more than 10% of consolidated revenues in 2018. Total revenues from these three customers amounted to approximately 62% in 2018 as compared to three customers amounting to approximately 49% of the Company’s consolidated revenues in 2017. No other customers of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 11, Business Segments, for disclosures related to business segments of the Company.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

Recent Accounting Pronouncements Adopted

Effective January 1, 2018 the Company adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” issued by the Financial Accounting Standards Board (FASB) which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 allows a practical expedient that permits an entity to use amounts disclosed in its pension and other post retirement requirements. The Company adopted this guidance during the reporting period. The reporting of the annual service costs is immaterial.

- F10 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 also requires significantly expanded disclosure requirements and applied the standard to all contracts that were not completed as of January 1, 2018. There was no cumulative effect of the adoption recognized. We have obtained an understanding of the new standard and determined that the Company will retain much of the same accounting treatment used to recognize revenue as compared to prior standards. See above for the Company’s updated revenue recognition accounting policy.

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

- F11 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Inventories

	December 31,	December 31,
	2018	2017
	($000's omitted)
Raw material and common parts	$9,088	$8,375
Work-in-process	5,123	2,940
Finished goods	2,482	2,914
	16,693	14,229
Less inventory reserve	(1,543)	(1,438)
Total inventories	$15,150	$12,791

3.	Property, Plant and Equipment

	December 31,	December 31,
	2018	2017
	($000's omitted)
Land	$7	$7
Buildings	10,452	10,288
Machinery, equipment and tooling	18,345	17,249
Construction in progress	1,258	665
	30,062	28,209
Less accumulated depreciation and amortization	(18,187)	(17,188)
Total property, plant and equipment	$11,875	$11,021

Depreciation and amortization expense amounted to approximately $1,025,000 and $885,000 for the year ended December 31, 2018 and 2017, respectively. Depreciation expense amounted to approximately $948,000 and $872,000 for the year ended December 31, 2018 and 2017, respectively. Amortization expense primarily related to capital leases amounted to approximately $77,000 and $13,000 for the year ended December 31, 2018 and 2017, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of December 31, 2018, there is approximately $1,258,000 ($665,000 – 2017) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $719,000 in CIP for the implementation costs for the enterprise resource planning software that will be used as an integral part of the product process at the Advanced Technology Group (“ATG”) and the Consumer Products Group (“CPG”) and approximately $154,000 for machinery received but not placed in service at both the ATG and CPG with the remainder of approximately $385,000 of self-constructed assets not yet put into service.

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt

	December 31,	December 31,
	2018	2017
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.7492% as of December 31, 2018), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,572	$1,835

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.7492% as of December 31, 2018), monthly prinicipal payments of $23,810 through December 1, 2021	857	1,142

Lease line of credit for equipment; Interest rate fixed for term of of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding)	704	654
	3,133	3,631
Less current portion	(723)	(681)
	$2,410	$2,950

Principal maturities of long-term debt are as follows: 2019 - $723,000, 2020 - $723,000, 2021 - $1,509,000, 2022 - $165,000, and 2023 - $13,000.

The Company also has a $2,000,000 line of credit on which there was no balance outstanding at December 31, 2018 and December 31, 2017. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2018 and December 31, 2017 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 with initial borrowings available until June 28, 2018. The lease term for equipment covered by the lease line of credit is sixty months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. Each lease is secured by the underlying equipment.

Remaining principal payments for the capital lease obligations for each of the next five years:

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
		2018
		($000's omitted)

	2019	193
	2020	193
	2021	193
	2022	193
	2023	4
Total principal payments		776
Less amount representing interest		(72)
Present value of net minimum lease payments		704
Less current portion		(175)
Long term principle payments		$529

5.	Employee Benefit Plans

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

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE American, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2018.

Since inception of the ESOP, 416,312 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2018 and 2017, 104,320 and 122,208 shares, respectively, remain unallocated.

- F14 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 in both 2018 and 2017. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for the Company’s Chief Executive Officer. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executive and his dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2018 and 2017 is approximately $644,000 and $736,000, respectively, excluding the estimated liability related to postretirement benefits for the former Executive Officer discussed in Note 8, Commitments and Contingencies. Additional expense of approximately $100,000 per year is expected to be paid subsequent to December 31, 2018 under the Plan. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive income (loss) for 2018 and 2017 is approximately $67,000 and $(12,000), respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

6.	Income Taxes

The income tax provision (benefit) from operations included in the consolidated statements of income consists of the following:

	Years Ended
	December 31,	December 31,
	2018	2017
	($000’s omitted)
Current:
Federal	$639	$675
State	2	1
	641	676
Deferred:
Federal	96	82
State	-	-
	96	82
	$737	$758

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from operations is as follows:

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31,	December 31,
	2018	2017

Federal statutory rate	21.0%	34.0%
Business credits	-0.6%	-4.8%
ESOP dividend	-0.4%	-1.4%
Stock compensation	-0.4%	-1.9%
Domestic production activities deduction	-0.4%	-2.4%
Revaluation of deferred taxes for federal tax rate change	0.0%	12.6%
Foreign-derived intangible income deduction	-1.8%	0.0%
Other	0.0%	0.4%
	17.4%	36.5%

At December 31, 2018 and 2017, the deferred tax assets (liabilities) were comprised of the following:

	Years Ended
	December 31,	December 31,
	2018	2017
	($000’s omitted)
Deferred Tax Assets:
Inventories	$417	$406
Accrued employees compensation and benefits costs	478	430
Accrued arbitration award and related liability	234	268
Net operating loss and credit carryforwards	248	269
Bad debt reserve	37	33
Warranty reserve	90	8
Other	-	33
Minimum pension liability	-	9
Total deferred tax assets	1,504	1,456
Valuation allowance	(248)	(279)
Net deferred tax asset	1,256	1,177

Deferred tax liabilities:
Prepaid expenses	(28)	-
Property, plant and equipment	(910)	(768)
Other	(14)	-
Minimum pension liability	(9)	-
Total deferred tax liabilities	(961)	(768)
Net deferred tax asset	$295	$409

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2018, except for a valuation allowance of $248,000 ($279,000 – 2017) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2018, the Company has net operating loss carryforwards with full valuation allowances from Pennsylvania of approximately $1,805,000 ($2,240,000 – 2017), which begin to expire in 2019, and Arkansas of approximately $31,000 ($31,000 – 2017), which begin to expire in 2019, respectively. The Company also has a New York state tax credit carryforward at December 31, 2018 of approximately $131,000 ($115,000 – 2017), which begins to expire in 2023.

There are no uncertain tax positions or unrecognized tax benefits for 2018 and 2017. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2015 through 2017 Federal and state tax returns remain subject to examination.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The legislation significantly changed U.S. tax law by, among other things, changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017, implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries and lowering corporate income tax rates. The Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Shareholders’ Equity

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Income (Loss)	equity

Balance at December 31, 2016	2,614,506	$523	$14,160	$14,768	$(763)	$(1,551)	$(20)	$27,117

Net income	-	-	-	1,317	-	-	-	1,317
Retirement benefits adjustment	-	-	-	-	-	-	(12)	(12)
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(195)		(195)
Cash dividend	-	-	-	(376)	-	-	-	(376)
Stock based compensation net of tax benefit	-	-	11	-	-	202	-	213
Balance at December 31, 2017	2,614,506	$523	$14,171	$15,709	$(662)	$(1,544)	$(32)	$28,165

Net income	-	-	-	3,498	-	-	-	3,498
Retirement benefits adjustment	-	-	-	-	-	-	67	67
Compensation expense	-	-	-	-	101	-	-	101
Purchase of treasury shares	-	-	-	-	-	(175)		(175)
Cash dividend	-	-	-	(413)	-	-	-	(413)
Stock based compensation net of tax benefit	-	-	79	(6)	-	197	-	270
Balance at December 31, 2018	2,614,506	$523	$14,250	$18,788	$(561)	$(1,522)	$35	$31,513

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2018, the Company has purchased 355,023 shares and there remain 94,977 shares available to purchase under this program. There were 5,693 shares purchased by the Company in 2018.

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

- F18 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the year ended December 31, 2018 and 2017 is approximately $276,000 and $213,000, respectively, of stock-based compensation expense related to the restrictive share awards.

On May 18, 2018 the Company announced that its Board of Directors declared a $0.16 per share cash dividend ($0.15 per share cash dividend in 2017). The dividend was subsequently paid on July 16, 2018 to shareholders of record on June 30, 2018 and was approximately $416,000 in the aggregate ($376,000 – 2017). These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount was recorded in dividends payable and as a reduction to retained earnings on the accompanying consolidated balance sheet.

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

	December 31,	December 31,
	2018	2017
	($000's omitted except for per share data)

Net Income	$3,498	$1,317
Weighted average common shares outstanding (basic)	2,272	2,267
Unvested restricted stock	81	29
Weighted average common shares outstanding (diluted)	2,353	2,296
Basic
Net income per share	$1.54	$0.58
Diluted
Net income per share	$1.49	$0.57

Share Based Payments

The Company's 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. As of December 31, 2018, there is no unrecognized compensation related to the unvested restricted shares vested on January 1, 2019.

- F19 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted share awards granted under all employee plans is presented below:

		Weighted Average Grant Date
	Shares	Fair Value

Restricted Share Activity:
Unvested at December 31, 2016	83,250	$8.02

Granted in 2017	-	$-
Forfeited in 2017	-	$-
Vested in 2017	54,750	$8.09
Unvested at December 31, 2017	28,500	$7.96

Granted in 2018	83,038	9.33
Forfeited in 2018	-	-
Vested in 2018	30,644	$8.06
Unvested at December 31, 2018	80,894	$9.33

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

- F20 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post-employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,115,000 and $1,007,000 has been accrued as of December 31, 2018 and December 31, 2017, and is reflected as Post Retirement Obligation in the accompanying balance sheet. After termination of the Former Employee, the scope of the health related benefits coverage in the agreement became an issue. In June 2016 an Arbitrator was selected by the parties to hear this matter. The Company did not consider the risk of loss to be probable at June 30, 2016, however, a final opinion and award was issued on March 22, 2018 resulting in the increased accrual at March 31, 2018. Additionally, the Company paid approximately $367,000 in fees, comprised of $304,000 in legal fees, $54,000 in health related costs, and $9,000 in interest costs pursuant to the arbitration award as of December 31, 2018.

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $644,000 and $736,000 has been accrued as of December 31, 2018 and December 31, 2017, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

9.	Litigation

Litigation. The Company has pending litigation relative to leases of certain equipment and real property with a former subsidiary, Aero, Inc. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company considers the risk of loss remote. Accordingly, no gain or loss has been recognized in the accompanying financials statements related to this litigation.

There are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

10.	Related Party Transactions

The Company paid legal fees and disbursements of approximately $141,000 and $205,000 in the year ended December 31, 2018 and 2017, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at December 31, 2018 and 2017 of approximately $19,000 and $47,000, respectively, with this firm.

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

- F21 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Years Ended		Years Ended		Years Ended
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017
Revenues from unaffiliated customers	$40,415	$32,414	$7,442	$9,030	$47,857	$41,444

Cost of goods sold, inclusive of depreciation	(28,587)	(23,683)	(7,185)	(7,764)	(35,772)	$(31,447)
Gross margin	11,828	8,731	258	1,266	12,085	9,997
Gross margin %	29.3%	26.9%	3.5%	14.0%	25.3%	24.1%

Selling, general and administrative	(5,423)	(5,992)	(2,320)	(1,853)	(7,743)	(7,845)
Interest	(73)	(45)	(34)	(32)	(107)	(77)
Total costs and expenses	(34,083)	(29,720)	(9,539)	(9,649)	(43,622)	(39,369)

Income (loss) before income tax provision	6,332	2,694	(2,097)	(619)	4,235	2,075

Income tax provision (benefits)	1,102	984	(365)	(226)	737	758
Net income/(loss)	$5,230	$1,710	$(1,732)	$(393)	$3,498	$1,317

Total assets	$31,647	$26,331	$10,038	$11,655	$41,685	$37,986
Capital expenditures	$1,689	$1,998	$177	$178	$1,866	$2,176

- F22 -