Form 10-Q
period 2019-03-31
SERVOTRONICS INC /DE/
filed 2019-05-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(716) 655-5990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	SVT	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, $.20 par value	2,580,880

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,152	$2,598
Accounts receivable, net	10,874	10,586
Inventories, net	15,665	15,150
Prepaid income taxes	331	314
Other current assets	658	496
Total current assets	29,680	29,144

Property, plant and equipment, net	12,243	11,875

Deferred income taxes	295	295

Other non-current assets	433	371

Total Assets	$42,651	$41,685

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of capitalized lease obligations	175	175
Dividend payable	9	13
Accounts payable	3,427	2,494
Accrued employee compensation and benefits costs	1,910	1,908
Other accrued liabilities	1,028	865
Total current liabilities	7,097	6,003

Long-term debt	2,229	2,410

Post retirement obligation	1,784	1,759

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,483,998 (2,392,207 - 2018) shares	523	523
Capital in excess of par value	14,264	14,250
Retained earnings	18,886	18,788
Accumulated other comprehensive income	35	35
Employee stock ownership trust commitment	(561)	(561)
Treasury stock, at cost 130,508 (117,979 - 2018) shares	(1,606)	(1,522)
Total shareholders' equity	31,541	31,513

Total Liabilities and Shareholders' Equity	$42,651	$41,685

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$12,003	$10,559

Cost of goods sold, inclusive of depreciation and amortization	9,930	8,510
Gross margin	2,073	2,049

Operating Expenses:
Selling, general and administrative	1,927	1,627
Interest expense	27	25

Total operating expenses	1,954	1,652

Income before income tax provision	119	397

Income tax provision	21	66

Net income	$98	$331

Income per share:
Basic
Net income per share	$0.04	$0.14

Diluted
Net income per share	$0.04	$0.14

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows related to operating activities:
Net Income	$98	$331
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	274	244
Loss on disposal of property	-	1
Stock based compensation	58	-
(Decrease) increase in inventory reserve	(78)	21
Increase in allowance for doubtful accounts	10	-
Increase in warranty reserve	39	112
Change in assets and liabilities:
Accounts receivable	(298)	(706)
Inventories	(437)	(350)
Prepaid income taxes	(17)	-
Other current assets	(162)	(170)
Other non-current assets	(62)	4
Accounts payable	933	648
Accrued employee compensation and benefit costs	27	(250)
Accrued income taxes	-	64
Other accrued liabilities	120	(62)

Net cash provided (used) by operating activities	505	(113)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(642)	(511)

Net cash used in investing activities	(642)	(511)

Cash flows related to financing activities:
Proceeds from lease line of credit	-	92
Principal payments on long-term debt	(136)	(137)
Principal payments on equipment financing obligations	(45)	(35)
Purchase of treasury shares	(128)	(117)

Net cash used in financing activities	(309)	(197)

Net decrease in cash and cash equivalents	(446)	(821)

Cash and cash equivalents at beginning of period	2,598	4,707

Cash and cash equivalents at end of period	$2,152	$3,886

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated financial statements should be read in conjunction with the 2018 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $180,000 at March 31, 2019 and $170,000 at December 31, 2018. The Company does not accrue interest on past due receivables.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,465,000 and $1,543,000 at March 31, 2019 and December 31, 2018, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2019 or December 31, 2018, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2019 and 2018. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2019 and December 31, 2018. The 2015 through 2017 federal and state tax returns remain subject to examination.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

There were no income taxes paid during the three months ended March 31, 2019 and 2018. Interest paid amounted to approximately $27,000 and $25,000, respectively, during the three months ended March 31, 2019 and 2018.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2019 and December 31, 2018.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of March 31, 2019 and December 31, 2018 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $467,000 and $428,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and requires both lessees and lessors to disclose certain key information about lease transactions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures. Currently the Company has one lease of equipment at an annual payment of less than $2,000. Finance lease assets are included in property, plant, and equipment, and liabilities are included in short-term and long-term debt. Under ASC 842, the Company will determine if a contract contains a lease at the inception of the contract. A contract contains a lease if it conveys to the Company the right to control the use of specified assets.

3.	Inventories

	March 31,	December 31,
	2019	2018
	($000's omitted)
Raw material and common parts	$9,956	$9,088
Work-in-process	5,211	5,123
Finished goods	1,963	2,482
	17,130	16,693
Less inventory reserve	(1,465)	(1,543)
Total inventories	$15,665	$15,150

4.	Property, Plant and Equipment

	March 31,	December 31,
	2019	2018
	($000's ommitted)
Land	$7	$7
Buildings	10,515	10,452
Machinery, equipment and tooling	18,802	18,345
Construction in progress (CIP)	1,378	1,258
	30,702	30,062
Less accumulated depreciation	(18,459)	(18,187)
	$12,243	$11,875

Depreciation and amortization expense amounted to approximately $274,000 and $244,000 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense primarily related to capital leases amounted to approximately $20,000 and $17,000 for the three months ended March 31, 2019 and 2018, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, there is approximately $1,378,000 ($1,258,000 – December 31, 2018) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $683,000 in CIP for the implementation costs for the enterprise resource planning software that will be used as an integral part of the product process at the Advanced Technology Group (“ATG”) and the Consumer Products Group (“CPG”). In addition, there is approximately $405,000 primarily for IT equipment and software and the remainder of approximately $290,000 for machinery & equipment and self-constructed assets, not yet put into service.

5.	Long-Term Debt

	March 31,	December 31,
	2019	2018
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.909% as of March 31, 2019), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,507	$1,572

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.909% as of March 31, 2019), monthly prinicipal payments of $23,810 through December 1, 2021	786	857

Lease line of credit for equipment; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding), monthly principle payments of $12,675 through April 10, 2023	659	704
	2,952	3,133
Less current portion	(723)	(723)
	$2,229	$2,410

Principal maturities of long-term debt are as follows: remainder 2019 - $542,000, 2020 - $723,000, 2021 - $1,509,000, 2022 - $165,000, and 2023 - $13,000.

The term loans are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2019 and December 31, 2018 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2019. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $659,000 outstanding at March 31, 2019.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2019	2018
	($000's omitted)

2019	145	193
2020	193	193
2021	193	193
2022	193	193
2023	4	4
Total principal and interest payments	728	776
Less amount representing interest	(69)	(72)
Present value of net minimum lease payments	659	704
Less current portion	(175)	(175)
Long term principle payments	$484	$529

The Company established equipment financing in the amount of $2,500,000 available until November 30, 2019. This line is non-revolving and non-renewable. The financing term for the equipment covered by the loan is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s rate in effect at the time of such funding. There was no balance outstanding at March 31, 2019 and December 31, 2018.

The Company has a $2,000,000 line of credit on which there was no balance outstanding at March 31, 2019 and December 31, 2018.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Shareholders’ Equity

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity

Balance at December 31, 2018	2,614,506	$523	$14,250	$18,788	$(561)	$(1,522)	$35	$31,513

Net income	-	-	-	98	-	-	-	98
Purchase of treasury shares	-	-	-	-	-	(128)		(128)
Stock based compensation net of tax benefit	-	-	14	-	-	44	-	58
Balance at March 31, 2019	2,614,506	$523	$14,264	$18,886	$(561)	$(1,606)	$35	$31,541

	Common Stock		($000's omitted except for share data)
							Accumulated
	Number		Capital in				Other	Total
	of shares		excess of	Retained		Treasury	Comprehensive	shareholders'
	issued	Amount	par value	earnings	ESOT	stock	Loss	equity
Balance at December 31, 2017	2,614,506	$523	$14,171	$15,709	$(662)	$(1,544)	$(32)	$28,165

Net income	-	-	-	331	-	-	-	331
Purchase of treasury shares	-	-	-	-	-	(117)	-	(117)
Balance at March 31, 2018	2,614,506	$523	$14,171	$16,040	$(662)	$(1,661)	$(32)	$28,379

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2019, the Company has purchased 357,423 shares and there remains 92,577 shares available to purchase under this program. There were 2,400 shares purchased by the Company during the three month period ended March 31, 2019.

On January 1, 2019, 26,250 shares of restricted stock vested of which 9,729 shares were withheld by the Company for approximately $99,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

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

On May 25, 2018, the Company revised its director compensation policy pursuant to which non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2012 Long-Term Incentive Plan. An aggregate of 4,288 restricted shares were issued that vest quarterly over a twelve month service period. These shares have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense for awards granted in 2018 was $40,000 and was recognized over the service period.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2019, the Company increased its director compensation policy pursuant to which non-employee directors receive a portion of their annual retainer in the form of restricted stock from $10,000 to $25,000 under the Company’s 2012 Long-Term Incentive Plan. An aggregate of 7,836 restricted shares were issued that vest quarterly over a twelve month service period. These shares have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value is expected to be approximately $100,000 and will be recognized over the requisite service period.

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

	Three Months Ended
	March 31,
	2019	2018
	($000's omitted except per share data)
Net Income	$98	$331
Weighted average common shares outstanding (basic)	2,328	2,297
Unvested restricted stock	53	-
Weighted average common shares outstanding (diluted)	2,381	2,297
Basic
Net income per share	$0.04	$0.14
Diluted
Net income per share	$0.04	$0.14

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post- employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,115,000 has been accrued as of March 31, 2019 and December 31, 2018, and is reflected as Post Retirement Obligation in the accompanying balance sheet. After termination of the Former Employee, the scope of the health related benefits coverage in the agreement became an issue. In June 2016 an Arbitrator was selected by the parties to hear this matter. A final opinion and award was issued on March 22, 2018 resulting in the increased accrual at March 31, 2018. Additionally, the Company paid approximately $367,000 in fees, comprised of $304,000 in legal fees, $54,000 in health related costs, and $9,000 in interest costs pursuant to the arbitration award as of March 31, 2019.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $669,000 and $644,000 has been accrued as of March 31, 2019 and December 31, 2018, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

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

The Company paid legal fees and disbursements of approximately $19,000 and $47,000 in the three month periods ended March 31, 2019 and 2018, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company did not have any unpaid legal expenses for this law firm as of March 31, 2019 and had approximately $40,000 accrued at March 31, 2018.

10.	Business Segments

The Company operates in two business segments, ATG and CPG. The Company’s reportable segments are strategic business units that offer different products and services. The segments are comprised of separate corporations and are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

As of March 31, 2019, the Company had identifiable assets of approximately $42,651,000 ($41,685,000 – December 31, 2018) of which approximately $32,580,000 ($31,639,000 – December 31, 2018) was for ATG and approximately $10,071,000 ($10,046,000 – December 31, 2018) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Revenues from unaffiliated customers	$10,595	$9,115	$1,408	$1,444	$12,003	$10,559

Cost of goods sold, inclusive of depreciation	(8,467)	(7,084)	(1,463)	(1,426)	(9,930)	$(8,510)
Gross margin (loss)	2,128	2,031	(55)	18	2,073	2,049
Gross margin %	20.1%	22.3%	-3.9%	1.2%	17.3%	19.4%

Selling, general and administrative	(1,280)	(1,228)	(647)	(399)	(1,927)	(1,627)
Interest	(19)	(17)	(8)	(8)	(27)	(25)
Total costs and expenses	(9,766)	(8,329)	(2,118)	(1,833)	(11,884)	(10,162)

Income/(loss) before income tax provision	829	786	(710)	(389)	119	397

Income tax provision (benefit)	145	130	(124)	(64)	21	66
Net income/(loss)	$684	$656	$(586)	$(325)	$98	$331
Capital expenditures	$599	$405	$43	$106	$642	$511

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

During the three months ended March 31, 2019 and 2018 approximately 10% and 9%, respectively, of the Company’s revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The CPG consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The CPG also sells knives and tools, principally machetes, bayonets, survival knives and kitchen knives, to various branches of the United States Government which accounted for less than 2% of the Company’s consolidate revenues in the three months ended March 31, 2019 and 2018.

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2019 and 2018 ($000’s omitted):

	($000's omitted except per share data)
	Three Months Ended March 31,
					2019 vs 2018
	2019		2018		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$10,595	88.3%	$9,115	86.3%	$1,480	16.2%
Consumer Products	1,408	11.7%	1,444	13.7%	(36)	(2.5)%
	12,003	100.0%	10,559	100.0%	1,444	13.7%

Cost of goods sold, inclusive of depreciation and amortization	9,930	82.7%	8,510	80.6%	1,420	16.7%
Gross margin	2,073	17.3%	2,049	19.4%	24	1.2%
Gross margin %	17.3%		19.4%

Selling, general and administrative	1,927	16.1%	1,627	15.4%	300	18.4%
Interest expense	27	0.2%	25	0.2%	2	8.0%
Total costs and expenses	11,884	99.0%	10,162	96.2%	1,722	16.9%

Income tax provision	21	0.2%	66	0.6%	(45)	(68.2)%
Net income	$98	0.8%	$331	3.1%	$(233)	(70.4)%

Revenue

The Company’s consolidated revenues from operations increased approximately $1,444,000 or 13.7% for the three month period ended March 31, 2019 when compared to the same period in 2018. The increase in revenue is attributable to an increase in commercial and government shipments at the ATG in addition to an increase in government shipments at the CPG. This is partially offset by a decrease in commercial shipments at the CPG. Commercial and government shipments increased approximately $1,278,000 or 15.4% and $202,000 or 25.1% at the ATG for the three month period ended March 31, 2019 when compared to the same period in 2018. This is offset by a net decrease in CPG shipments. CPG government shipments increased approximately $23,000 of 17.6% and commercial shipments decreased approximately $59,000 or (4.5%) for the three month period ended March 31, 2019 compared to the same period in 2018.

Gross Margin

The Company’s consolidated gross margin increased approximately $24,000 or 1.2% for the three month period ended March 31, 2019 when compared to the same period in 2018.

Gross margin increased in the three month period ended March 31, 2019 due to the increase in units shipped of approximately $267,000 and decreased due to average prices and mix of product sold of approximately $170,000 at the ATG as compared to the same period of 2018. This is partially offset by a decrease in units shipped of approximately $64,000 and decreased due to average prices and mix of product sold of approximately $9,000 at the CPG as compared to the same period of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $300,000 or (18.4)% for the three month period ended March 31, 2019 compared to the same period in 2018. This is primarily driven by an increase in sales promotions, sales support, increased attendance at trade shows and travel expenditures for the CPG for the three month period ended March 31, 2019 compared to the same period in 2018.

Interest Expense

Interest expense remained consistent for the three month period ended March 31, 2019 compared to the same period in 2018. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Net Income

Income from operations decreased approximately $233,000 or (70.4)% when comparing the three month period ended March 31, 2019 to the same period in 2018. This decrease is the result of a pretax increased revenue partially offset by increases in cost of goods sold and SG&A as discussed earlier.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At March 31, 2019, the Company had working capital of approximately $22,583,000 ($23,141,000 – 2018) of which approximately $2,152,000 ($2,598,000 – 2018) was comprised of cash and cash equivalents. The improvement in working capital is attributable to a decrease in number of days receivable and an increase in the number of days payable.

The Company generated approximately $505,000 in cash from operations during the three month period ended March 31, 2019 as compared to a usage of cash of approximately $113,000 during the same period in 2018. Cash was generated primarily through net income of approximately $98,000, adjustments to reconcile net income to net cash of approximately $303,000 and timing of accounts payable. The primary use of cash for the Company’s operating activities for the three month period ended March 31, 2019 include working capital requirements, mainly an increase in accounts receivables and inventories of approximately $298,000 and $437,000, respectively. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary use of cash in its financing and investing activities in the three month period ended March 31, 2019 included approximately $181,000 of current principal payments on long-term debt, approximately $128,000 for the purchase of treasury shares, as well as capital expenditures of approximately $642,000 to increase production requirements at the ATG.

The Company obtained a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. The lease term for equipment covered by the lease line of credit is sixty months. Monthly payments are fixed for the term of each funding based upon the lender’s lease pricing in effect at the time of funding. These was approximately $659,000 outstanding at March 31, 2019.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2019. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2019, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than litigation incidental to the business, which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Company Purchases of Company’s Equity Securities

2019 Periods	Total Number of Shares Purchased/Withheld		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January	9,729	(2)	$10.13	-	94,977
February	-		-	-	94,977
March	2,400		11.98	2,400	92,577
Total	12,129		$10.51	2,400	92,577

(1)      The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2019, the Company has purchased 357,423 shares and there remains 92,577 shares available to purchase under this program. There were 2,400 shares purchased by the Company during the three month period ended March 31, 2019.

(2)       Includes 9,729 shares withheld by the Company in January 2019 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: May 13, 2019

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer