Form 10-Q
period 2019-06-30
SERVOTRONICS INC /DE/
filed 2019-08-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2019
Common Stock, $.20 par value	2,489,732

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Current assets:
Cash	$1,849	$2,598
Accounts receivable, net	10,969	10,586
Inventories, net	16,934	15,150
Prepaid income taxes	210	314
Other current assets	537	496
Total current assets	30,499	29,144

Property, plant and equipment, net	12,664	11,875

Deferred income taxes	295	295

Other non-current assets	490	371

Total Assets	$43,948	$41,685

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of equipment financing lease obligations	175	175
Current portion of equipment note obligations	121	-
Dividend payable	421	13
Accounts payable	3,693	2,494
Accrued employee compensation and benefits costs	1,888	1,908
Other accrued liabilities	848	865
Total current liabilities	7,694	6,003

Long-term debt	2,529	2,410

Post retirement obligation	1,809	1,759

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,489,732 (2,392,207 - 2018) shares	523	523
Capital in excess of par value	14,298	14,250
Retained earnings	19,187	18,788
Accumulated other comprehensive income	35	35
Employee stock ownership trust commitment	(561)	(561)
Treasury stock, at cost 124,774 (117,979 - 2018) shares	(1,566)	(1,522)
Total shareholders' equity	31,916	31,513

Total Liabilities and Shareholders' Equity	$43,948	$41,685

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$14,067	$11,946	$26,070	$22,505

Costs of goods sold, inclusive of depreciation and amortization	10,798	9,022	20,728	17,531

Gross margin	3,269	2,924	5,342	4,974

Operating Expenses:
Selling, general and administrative	2,375	2,013	4,302	3,641
Interest expense	30	27	57	52

Total operating expenses	2,405	2,040	4,359	3,693

Income before income tax provision	864	884	983	1,281

Income tax provision	150	177	171	243

Net income	$714	$707	$812	$1,038

Income per share:
Basic
Net Income per share	$0.31	$0.31	$0.35	$0.46

Diluted
Net income per share	$0.30	$0.30	$0.34	$0.45

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows related to operating activities:
Net Income	$812	$1,038
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	563	502
Loss on disposal of property	-	1
Stock based compensation	153	85
Decrease in doubtful accounts	(26)	-
(Decrease)/Increase in inventory reserve	(4)	54
(Decrease)/Increase in warranty reserve	(8)	217

Change in assets and liabilities:
Accounts receivable	(357)	(1,536)
Inventories	(1,780)	(850)
Prepaid income taxes	104	(149)
Other current assets	(41)	(180)
Other non-current assets	6	6
Accounts payable	1,195	1,169
Accrued employee compensation and benefit costs	(20)	293
Other accrued liabilities	41	(473)
Accrued income taxes	-	(414)

Net cash provided (used) by operating activities	638	(237)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,140)	(984)
Note Receivable	(125)	-

Net cash used by investing activities	(1,265)	(984)

Cash flows related to financing activities:
Principal payments on long-term debt	(274)	(274)
Principal payments on equipment financing lease obligations	(87)	(73)
Proceeds from equipment note and equipment financing lease obligations	388	210
Purchase of treasury shares	(149)	(150)

Net cash used by financing activities	(122)	(287)

Net decrease in cash and cash equivalents	(749)	(1,508)

Cash at beginning of period	2,598	4,707

Cash at end of period	$1,849	$3,199
Supplemental Cash Flow Information:
Equipment acquired through financing paid directly to vendor	$213	$-

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated financial statements should be read in conjunction with the 2018 annual report and the notes thereto.

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

Cash

The Company considers cash to include all currency and coins owned by the Company as well as all deposits in the bank including checking accounts and savings accounts.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $144,000 at June 30, 2019 and $170,000 at December 31, 2018. The Company does not accrue interest on past due receivables.

Note Receivable

There is a note receivable with a balance of $125,000 as of June 30, 2019 and recorded as Other non-current assets in the accompanying balance sheet. The note is with a third party with the intent to develop a business venture. Upon completion of a definitive agreement between the two parties, the note receivable will be reclassified and used in the capitalization of the business venture. The third party has executed a demand promissory note securing the return of the $125,000 in the event an agreement is not reached between the two parties. The note will be repayable in full at 5% interest, payable quarterly by the 15th of the first month of each quarter in 58 payments.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,539,000 and $1,543,000 at June 30, 2019 and December 31, 2018, respectively. Pre-production and start-up costs are expensed as incurred.

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

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for income tax purposes. Depreciation expense includes the amortization of right-of-use (“ROU”) assets accounted for as finance leases. The estimated useful lives of depreciable properties are generally as follows:

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2019 or December 31, 2018, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended June 30, 2019 and 2018. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2019 and December 31, 2018. The 2015 through 2017 federal and state tax returns remain subject to examination.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2019 and 2018 amounted to approximately $0 and $775,000, respectively. Interest paid during the six months ended June 30, 2019 and 2018 amounted to approximately $57,000 and $52,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2019 and December 31, 2018.

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

Reclassifications

Certain balances, as previously reported, were reclassified to conform to classifications adopted in the current period.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of June 30, 2019 and December 31, 2018 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $420,000 and $428,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and requires both lessees and lessors to disclose certain key information about lease transactions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures. The Company has four pieces of equipment financed through a lease line of credit and have recognized a lease liability and a ROU asset for each piece of equipment. Finance lease assets are included in property, plant, and equipment, and liabilities are included in short-term and long-term debt. Accounting for finance leases is substantially unchanged.

The Company has evaluated our list of suppliers to determine if any other contract contains a lease. The Company has one other lease of equipment at an annual payment of less than $2,000. Rather than account for this as a financing lease, the piece of equipment will be purchased.

At the inception of a new contract, the Company will determine if a contract contains a lease.

3.	Inventories

	June 30,	December 31,
	2019	2018
	($000's omitted)
Raw material and common parts	$10,688	$9,088
Work-in-process	6,440	5,123
Finished goods	1,345	2,482
	18,473	16,693
Less inventory reserve	(1,539)	(1,543)
Total inventories	$16,934	$15,150

4.	Property, Plant and Equipment

	June 30,	December 31,
	2019	2018
	($000's omitted)
Land	$7	$7
Buildings	10,563	10,452
Machinery, equipment and tooling	19,348	18,345
Construction in progress	1,490	1,258
	31,408	30,062
Less accumulated depreciation and amortization	(18,744)	(18,187)
Total property, plant and equipment	$12,664	$11,875

Depreciation and amortization expense amounted to approximately $289,000 and $244,000 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense primarily related to ROU assets amounted to approximately $21,000 and $20,000 for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense amounted to approximately $563,000 and $502,000 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $41,000 and $37,000 for the six months ended June 30, 2019 and 2018, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, there is approximately $1,490,000 ($1,258,000 – December 31, 2018) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $683,000 in CIP for the implementation costs for the enterprise resource planning software that will be used as an integral part of the product process at the Advanced Technology Group (“ATG”) and the Consumer Products Group (“CPG”) put into service on July 5, 2019. In addition, there is approximately $392,000 primarily for IT equipment and software and the remainder of approximately $415,000 for machinery & equipment and self-constructed assets, not yet put into service.

5.	Long-Term Debt

	June 30,	December 31,
	2019	2018
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.840% as of June 30, 2019), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,441	$1,572

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.840% as of June 30, 2019), monthly prinicipal payments of $23,810 through December 1, 2021	714	857

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding)	617	704

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's pricing at time of funding. (Interest rate/factor 3.3943% - 3.8527% at time of funding)	601	-
	3,373	3,133
Less current portion	(844)	(723)
	$2,529	$2,410

Principal maturities of long-term debt are as follows: remainder 2019 - $422,000, 2020 - $844,000, 2021 - $1,630,000, 2022 - $282,000, 2023 - $135,000 and 2024 - $60,000.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a $4,000,000 line of credit. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%. In addition, effective June 17, 2019, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit. The line of credit expires June 19, 2021. There was no balance outstanding at June 30, 2019 and December 31, 2018.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2019 and December 31, 2018 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $617,000 outstanding at June 30, 2019 and $704,000 at December 31, 2018.

The Company has an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $601,000 outstanding at June 30, 2019 and no balance outstanding at December 31, 2018.

Principal and interest payments for the equipment note and equipment financing lease obligations for the remainder of 2019 and for each of the next five years:

		June 30,	December 31,
	Year	2019	2018
		($000's omitted)

	2019	165	193
	2020	330	193
	2021	330	193
	2022	330	193
	2023	141	4
	2024	68	-
Total principal and interest payments		1,364	776
Less amount representing interest		(146)	(72)
Present value of net minimum lease payments		1,218	704
Less current portion		(296)	(175)
Long term principle payments		$922	$529

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Shareholders’ Equity

	Six-month Period Ended June 30, 2019
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity

January 1, 2019	$18,788	$35	$523	$14,250	$(561)	$(1,522)	$31,513

Purchase of treasury shares	-	-	-	-	-	(128)	(128)
Stock based compensation	-	-	-	14	-	44	58
Net Income	98	-	-	-	-	-	98

March 31, 2019	$18,886	$35	$523	$14,264	$(561)	$(1,606)	$31,541

Dividends declared ($0.16 per share)	(413)	-	-	-	-	-	(413)
Purchase of treasury shares	-	-	-	-	-	(21)	(21)
Stock based compensation	-	-	-	34	-	61	95
Net Income	714	-	-	-	-	-	714

June 30, 2019	$19,187	$35	$523	$14,298	$(561)	$(1,566)	$31,916

	Six-month Period Ended June 30, 2018
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity

January 1, 2018	$15,709	$(32)	$523	$14,171	$(662)	$(1,544)	$28,165

Purchase of treasury shares	-	-	-	-	-	(117)	(117)
Net Income	331	-	-	-	-	-	331

March 31, 2018	$16,040	$(32)	$523	$14,171	$(662)	$(1,661)	$28,379

Dividends declared ($0.16 per share)	(416)	-	-	-	-	-	(416)
Purchase of treasury shares	-	-	-	-	-	(33)	(33)
Stock based compensation	(6)	6	-	21	-	64	85
Net Income	707	-	-	-	-	-	707

June 30, 2018	$16,325	$(26)	$523	$14,192	$(662)	$(1,630)	$28,722

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2019, the Company has purchased 359,525 shares and there remains 90,475 shares available to purchase under this program. There were 4,502 shares purchased by the Company during the six month period ended June 30, 2019.

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

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2012 Long-Term Incentive Plan. These shares vest quarterly over a twelve month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, will be recognized over the requisite service period. An aggregate of 4,288 restricted shares were issued on May 25, 2018 with a grant date fair value of $40,000. An aggregate of 7,836 restricted shares were issued on April 26, 2019 with a grant date fair value of $100,000.

On May 15, 2019 the Company announced that its Board of Directors declared a $0.16 per share cash dividend. The dividend was subsequently paid on July 15, 2019 to shareholders of record on June 28, 2019 and was approximately $413,000 in the aggregate. These dividends do not represent that the Company will pay dividends on a regular or scheduled basis. The amount is recorded in dividends payable and as a reduction to retained earnings on the accompanying consolidated balance sheet.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($000's omitted except per share data)
Net Income	$714	$707	$812	$1,038
Weighted average common shares outstanding (basic)	2,324	2,267	2,322	2,241

Unvested restricted stock	60	83	60	83
Weighted average common shares outstanding (diluted)	2,384	2,350	2,382	2,324
Basic
Net income per share	$0.31	$0.31	$0.35	$0.46
Diluted
Net income per share	$0.30	$0.30	$0.34	$0.45

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post- employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,115,000 has been accrued as of June 30, 2019 and December 31, 2018, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President, Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $694,000 and $644,000 has been accrued as of June 30, 2019 and December 31, 2018, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Related Party Transactions

The Company paid legal fees and disbursements of approximately $48,000 and $95,000 in the six month period ended June 30, 2019 and 2018, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended June 30, 2019 and 2018 amounted to approximately $29,000 and $48,000, respectively. Additionally, the Company had accrued unbilled legal fees at June 30, 2019 and 2018 of approximately $22,000 and $32,000, respectively, with this firm.

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

As of June 30, 2019, the Company had identifiable assets of approximately $43,948,000 ($41,685,000 – December 31, 2018) of which approximately $33,521,000 ($31,639,000 – December 31, 2018) was for ATG and approximately $10,427,000 ($10,046,000 – December 31, 2018) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Revenues from unaffiliated customers	$22,746	$19,389	$3,324	$3,116	$26,070	$22,505

Cost of goods sold, inclusive of depreciation	(17,022)	(14,635)	(3,706)	(2,896)	(20,728)	(17,531)
Gross margin	5,724	4,754	(382)	220	5,342	4,974
Gross margin %	25.2%	24.5%	-11.5%	7.1%	20.5%	22.1%

Selling, general and administrative	(3,019)	(2,655)	(1,283)	(986)	(4,302)	(3,641)
Interest	(41)	(35)	(16)	(17)	(57)	(52)
Total costs and expenses	(20,082)	(17,325)	(5,005)	(3,899)	(25,087)	(21,224)

Income before income tax provision	2,664	2,064	(1,681)	(783)	983	1,281

Income tax provision (benefits)	463	392	(292)	(149)	171	243
Net income/(loss)	$2,201	$1,672	$(1,389)	$(634)	$812	$1,038
Capital expenditures	$1,161	$845	$192	$139	$1,353	$984

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Revenues from unaffiliated customers	$12,151	$10,274	$1,916	$1,672	$14,067	$11,946

Cost of goods sold, inclusive of depreciation	(8,555)	(7,552)	(2,243)	(1,470)	(10,798)	(9,022)
Gross margin	3,596	2,722	(327)	202	3,269	2,924
Gross margin %	29.6%	26.5%	-17.1%	12.1%	23.2%	24.5%

Selling, general and administrative	(1,739)	(1,426)	(636)	(587)	(2,375)	(2,013)
Interest	(22)	(18)	(8)	(9)	(30)	(27)
Total costs and expenses	(10,316)	(8,996)	(2,887)	(2,066)	(13,203)	(11,062)

Income before income tax provision	1,835	1,278	(971)	(394)	864	884

Income tax provision (benefits)	318	262	(168)	(85)	150	177
Net income/(loss)	$1,517	$1,016	$(803)	$(309)	$714	$707
Capital expenditures	$562	$440	$149	$33	$711	$473

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the six and three months ended June 30, 2019 and 2018 approximately 9% of the Company’s consolidated revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the Advanced Technology and Consumer Products markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The CPG consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The CPG also sells knives and tools, principally machetes, bayonets, survival knives and kitchen knives, to various branches of the United States Government which accounted for less than 2% of the Company’s consolidate revenues in the three and six months ended June 30, 2019 and 2018.

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six months and three months ended June 30, 2019 and 2018 ($000’s omitted):

	($000's omitted except per share data)
	Six Months Ended June 30,				2019 vs 2018
	2019		2018		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$22,746	87.2%	$19,389	86.2%	$3,357	17.3%
Consumer Products	3,324	12.8%	3,116	13.8%	208	6.7%
	26,070	100.0%	22,505	100.0%	3,565	15.8%

Cost of goods sold, inclusive of depreciation and amortization	20,728	79.5%	17,531	77.9%	3,197	18.2%
Gross margin	5,342	20.5%	4,974	22.1%	368	7.4%

Selling, general and administrative	4,302	16.5%	3,641	16.2%	661	18.2%
Interest expense	57	0.2%	52	0.2%	5	9.6%
Total costs and expenses	25,087	96.2%	21,224	94.3%	3,863	18.2%
Income before income tax provision	983	3.8%	1,281	5.7%	(298)	(23.3)%

Income tax provision	171	0.7%	243	1.1%	(72)	(29.6)%
Net income	$812	3.1%	$1,038	4.6%	$(226)	(21.8)%

	($000's omitted except per share data)
	Three Months Ended June 30,				2019 vs 2018
	2019		2018		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$12,151	86.4%	$10,274	86.0%	$1,877	18.3%
Consumer Products	1,916	13.6%	1,672	14.0%	244	14.6%
	14,067	100.0%	11,946	100.0%	2,121	17.8%

Cost of goods sold, inclusive of depreciation and amortization	10,798	76.8%	9,022	75.5%	1,776	19.7%
Gross margin	3,269	23.2%	2,924	24.5%	345	11.8%
Gross margin %	23.2%		24.5%

Selling, general and administrative	2,375	16.9%	2,013	16.9%	362	17.9%
Interest expense	30	0.2%	27	0.2%	3	11.1%
Total costs and expenses	13,203	93.9%	11,062	92.6%	2,141	19.4%

Income before income tax provision	864	6.1%	884	7.4%	(20)	(2.3)%

Income tax provision	150	1.1%	177	1.5%	(27)	(15.3)%
Net income	$714	5.1%	$707	5.9%	$7	1.0%

Revenue

The Company’s consolidated revenues from operations increased approximately $3,565,000 or 15.8% for the six month period ended June 30, 2019 when compared to the same period in 2018. During this period both the ATG and CPG increased commercial shipments by approximately $2,920,000 and $234,000, respectively. In addition, the ATG increased government shipments by approximately $437,000. This was partially offset by the CPG government shipments decrease of approximately $26,000.

The Company’s consolidated revenues from operations increased approximately $2,121,000 or 17.8% for the three month period ended June 30, 2019 when compared to the same period in 2018. During this period both the ATG and CPG increased commercial shipments by approximately $1,642,000 and $293,000, respectively. In addition, the ATG increased government shipments by approximately $235,000. This was partially offset by the CPG government shipments decrease of approximately $49,000.

Gross Margin

The Company’s consolidated gross margin for the six month period ended June 30, 2019 increased approximately $368,000 or 7.4% when compared to the same period in 2018.

Gross margin increased in the six month period ended June 30, 2019 due to the increase in units shipped of approximately $740,000 at the ATG. In addition, the increase is due to average prices and mix of product sold of approximately $230,000 at the ATG and approximately $851,000 at the CPG as compared to the same period of 2018. This is partially offset by a decrease in units shipped of approximately $1,453,000 at the CPG as compared to the same period of 2018.

The Company’s consolidated gross margin for the three month period ended June 30, 2019 increased approximately $345,000 or 11.8% when compared to the same period in 2018.

Gross margin increased in the three month period ended June 30, 2019 due to the increase in units shipped of approximately $473,000 at the ATG. In addition, the increase is due to average prices and mix of product sold of approximately $400,000 at the ATG and approximately $861,000 at the CPG as compared to the same period of 2018. This is partially offset by a decrease in units shipped of approximately $1,389,000 at the CPG as compared to the same period of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $661,000 or 18.2% for the six month period ended June 30, 2019 when compared to the same period in 2018. The increase is attributable to employee and employee related wages, bonuses and benefits, primarily executive management, of approximately $305,000; sales promotions and support of approximately $176,000; professional fees of approximately $116,000; media advertising of approximately $86,000, directors’ fees of approximately $55,000 and all other expenses of approximately $8,000 partially offset by lower legal fees of approximately $85,000 as compared to the same six month period of 2018.

Selling, general and administrative (SG&A) increased approximately $362,000 or 17.9% for the three month period ended June 30, 2019 when compared to the same period in 2018. The increase is attributable to legal fees of approximately $110,000; travel expenses of approximately $69,000; employee and employee related wages, bonuses and benefits of approximately $51,000; directors’ fees of approximately $49,000; media advertising of approximately $37,000 sales promotions of approximately $35,000 and professional fees of approximately $11,000 as compared to the same three month period of 2018.

Interest Expense

Interest expense increased by 9.6% and 11.1% in the six and three month periods ended June 30, 2019, respectively, when compared to the same period in 2018. This is primarily due to the higher interest rates on the bank loans and a full year of interest paid on the equipment financing lease obligations.

Income Taxes

The Company’s effective tax rate was approximately 17.4% and 19.0% for the six month periods ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was approximately 17.4% and 20.0% for the three month periods ended June 30, 2019 and 2018, respectively.  The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for foreign-derived intangible income and the federal tax credit for research and development expenditures.

Net Income

Net income for the six month period ended June 30, 2019 decreased approximately $226,000. This decrease is primarily the result of increases in revenue at both the ATG and CPG business segments offset by increases in selling, general and administrative expenses at both business segments. Net income for the three month period ended June 30, 2019 increased approximately $7,000, when compared to the same periods in 2018. This increase is primarily the result of increases in revenue at both the ATG and CPG business segments partially offset by increases in selling, general and administrative expenses at both business segments.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At June 30, 2019, the Company had working capital of approximately $22,805,000 ($23,141,000 – 2018) of which approximately $1,849,000 ($2,598,000 – 2018) was comprised of cash. The improvement in working capital is attributable to a decrease in number of day’s accounts receivable outstanding, an increase in the number of day’s accounts payable outstanding and an improvement in inventory turns.

The Company generated approximately $638,000 in cash from operations during the six month period ended June 30, 2019 as compared to a usage of cash of approximately $237,000 during the same period in 2018. Cash was generated primarily through net income of approximately $812,000, adjustments to reconcile net income to net cash of approximately $677,000 and timing of accounts payable of approximately $1,195,000. The primary use of cash for the Company’s operating activities for the six month period ended June 30, 2019 include working capital requirements, mainly an increase in accounts receivables and inventories of approximately $356,000 and $1,780,000, respectively. Cash generated and used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary generation of cash in its financing and investing activities in the six month period ended June 30, 2019 included approximately $601,000 of proceeds from equipment financing. This is offset by the usage of cash due to approximately $274,000 of principal payments on long-term debt, approximately $149,000 for the purchase of treasury shares, as well as capital expenditures of approximately $1,140,000 to increase production requirements at the ATG.

The Company has a $4,000,000 line of credit. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%. In addition, effective June 17, 2019, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit. The line of credit expires June 19, 2021. There was no balance outstanding at June 30, 2019 and December 31, 2018.

The Company has an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s pricing in effect at the time of such funding. There was approximately $601,000 outstanding at June 30, 2019 and no balance outstanding at December 31, 2018.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2019. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2019, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2019 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	12,129	(2)	$10.51	2,400	92,577
April	-		-	-	92,577
May	-		-	-	92,577
June	2,102		10.22	2,102	90,475
Total	14,231		$10.48	4,502	90,475

(1)       The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2019, the Company has purchased 359,525 shares and there remains 90,475 shares available to purchase under this program. There were 4,502 shares purchased by the Company during the six month period ended June 30, 2019.

(2)       Includes 9,729 shares withheld/purchased by the Company in January 1, 2019 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Non-Employee Director Compensation Policy (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: August 14, 2019

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer