Form 10-Q
period 2019-09-30
SERVOTRONICS INC /DE/
filed 2019-11-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, $.20 par value	2,489,002

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Current assets:
Cash	$1,158	$2,598
Accounts receivable, net	10,949	10,586
Inventories, net	19,879	15,150
Prepaid income taxes	-	314
Other current assets	387	496
Total current assets	32,373	29,144

Property, plant and equipment, net	12,547	11,875

Deferred income taxes	295	295

Other non-current assets	486	371

Total Assets	$45,701	$41,685

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of equipment financing lease obligations	296	175
Dividend payable	18	13
Accounts payable	3,337	2,494
Accrued employee compensation and benefits costs	2,172	1,908
Accrued income taxes	14	-
Other accrued liabilities	1,010	865
Total current liabilities	7,395	6,003

Long-term debt	3,346	2,410

Post retirement obligation	1,834	1,759

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,489,002 (2,392,207 - 2018) shares	523	523
Capital in excess of par value	14,326	14,250
Retained earnings	20,319	18,788
Accumulated other comprehensive income	35	35
Employee stock ownership trust commitment	(561)	(561)
Treasury stock, at cost 125,504 (117,979 - 2018) shares	(1,516)	(1,522)
Total shareholders' equity	33,126	31,513

Total Liabilities and Shareholders' Equity	$45,701	$41,685

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$12,362	$12,768	$38,432	$35,273

Costs of goods sold, inclusive of depreciation and amortization	8,827	8,828	29,555	26,359
Gross margin	3,535	3,940	8,877	8,914

Operating Expenses:
Selling, general and administrative	2,134	2,074	6,436	5,715
Interest expense	31	28	88	80

Total operating expenses	2,165	2,102	6,524	5,795

Income before income tax provision	1,370	1,838	2,353	3,119

Income tax provision	238	381	409	624

Net income	$1,132	$1,457	$1,944	$2,495

Income per share:
Basic
Net Income per share	$0.49	$0.63	$0.84	$1.10

Diluted
Net income per share	$0.47	$0.61	$0.82	$1.07

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows related to operating activities:
Net Income	$1,944	$2,495
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	902	761
(Gain)/Loss on disposal of property	(7)	1
Stock based compensation	239	183
(Decrease)/Increase in doubtful accounts	(29)	49
(Decrease)/Increase in inventory reserve	(55)	54
(Decrease)/Increase in warranty reserve	(8)	369

Change in assets and liabilities:
Accounts receivable	(334)	(2,405)
Inventories	(4,674)	(1,914)
Prepaid income taxes	314	-
Other current assets	234	(246)
Other non-current assets	(125)	9
Accounts payable	848	1,202
Accrued employee compensation and benefit costs	264	(38)
Other accrued liabilities	228	(231)
Accrued income taxes	14	(293)

Net cash used by operating activities	(245)	(4)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,660)	(1,452)
Proceeds from sale of assets	94	-
Note Receivable	(125)	-

Net cash used by investing activities	(1,691)	(1,452)

Cash flows related to financing activities:
Principal payments on long-term debt	(411)	(410)
Principal payments on equipment financing lease obligations	(208)	(119)
Proceeds from equipment note and equipment financing lease obligations	676	210
Proceeds from the line of credit	1,000	-
Purchase of treasury shares	(157)	(150)
Cash dividend	(404)	(403)
Net cash provided (used) by financing activities	496	(872)

Net decrease in cash and cash equivalents	(1,440)	(2,328)

Cash at beginning of period	2,598	4,707

Cash at end of period	$1,158	$2,379
Supplemental Cash Flow Information:
Equipment acquired through financing paid directly to vendor	$286	$-

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated financial statements should be read in conjunction with the 2018 annual report and the notes thereto.

2.	Business Description and Summary of Significant Accounting Policies

Business Description

Servotronics, Inc. and its subsidiaries, the Advanced Technology Group (“ATG”), that designs, manufactures and markets products consisting primarily of control components, and the Consumer Products Group (“CPG”), consisting of knives and various types of cutlery and other edged products.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $142,000 at September 30, 2019 and $170,000 at December 31, 2018. The Company does not accrue interest on past due receivables.

Note Receivable

There is a note receivable with a balance of $125,000 as of September 30, 2019 and recorded as other non-current assets in the accompanying balance sheet. The note is with a third party with the intent to develop a business venture. As of October 21, 2019, the note receivable plus an additional $18,000 was converted to capitalized tooling and owned by the CPG. The total capitalized tooling is approximately $143,000. The tooling will be used by an off-shore third party supplier for the initial production of new product for the new business venture.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,488,000 and $1,543,000 at September 30, 2019 and December 31, 2018, respectively. Pre-production and start-up costs are expensed as incurred.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as operating loss and credit carryforwards. The Company and its subsidiaries file a consolidated federal income tax return, combined New York, Connecticut and Texas state income tax returns and separate Pennsylvania and Arkansas income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2019 or December 31, 2018, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended September 30, 2019 and 2018. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2019 and December 31, 2018. The 2016 through 2018 federal and state tax returns remain subject to examination.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2019 and 2018 amounted to approximately $0 and $875,000, respectively. Interest paid during the nine months ended September 30, 2019 and 2018 amounted to approximately $88,000 and $80,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2019 and December 31, 2018.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of September 30, 2019 and December 31, 2018 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $420,000 and $428,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

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

3.	Inventories

	September 30,	December 31,
	2019	2018
	($000's omitted)
Raw material and common parts	$12,539	$9,088
Work-in-process	5,047	5,123
Finished goods	3,781	2,482
	21,367	16,693
Less inventory reserve	(1,488)	(1,543)
Total inventories	$19,879	$15,150

4.	Property, Plant and Equipment

	September 30,	December 31,
	2019	2018
	($000's omitted)
Land	$7	$7
Buildings	10,594	10,452
Machinery, equipment and tooling	20,385	18,345
Construction in progress	597	1,258
	31,583	30,062
Less accumulated depreciation and amortization	(19,036)	(18,187)
Total inventories	$12,547	$11,875

Depreciation and amortization expense amounted to approximately $339,000 and $259,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense primarily related to ROU assets amounted to approximately $18,000 and $20,000 for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense amounted to approximately $902,000 and $761,000 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $59,000 and $57,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, there is approximately $597,000 ($1,258,000 – December 31, 2018) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $267,000 for building improvements; $261,000 for machinery & equipment and self-constructed assets, and $69,000 for IT equipment and software, not yet put into service.

5.	Long-Term Debt

	September 30,	December 31,
	2019	2018
	($000's omitted)
Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.840% as of June 30, 2019), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021	$1,375	$1,572

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.840% as of June 30, 2019), monthly prinicipal payments of $23,810 through December 1, 2021	643	857

Line of credit payable to a financial institution; Interest rate option of bank prime 5.25%. Line of credit expires June 19, 2021	1,000	-

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding)	511	704

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 3.3943% - 3.8527% at time of funding)	661	-
	4,190	3,133
Less current portion	(844)	(723)
	$3,346	$2,410

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principal maturities of long-term debt are as follows: remainder 2019 - $210,000, 2020 - $840,000, 2021 - $2,626,000, 2022 - $282,000, 2023 - $145,000 and 2024 - $87,000.

The Company has a $4,000,000 line of credit. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%. In addition, effective June 17, 2019, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit. The line of credit expires June 19, 2021. There was $1,000,000 balance outstanding at September 30, 2019 and $0 balance at December 31, 2018.

The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.

Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2019 and December 31, 2018 the Company was in compliance with these covenants.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line is non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $511,000 outstanding at September 30, 2019 and $704,000 at December 31, 2018.

The Company has an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $661,000 outstanding at September 30, 2019 and no balance outstanding at December 31, 2018.

Principal and interest payments for the equipment note and equipment financing lease obligations for the remainder of 2019 and for each of the next five years:

		September 30,	December 31,
	Year	2019	2018
		($000's omitted)
	2019	80	193
	2020	321	193
	2021	321	193
	2022	310	193
	2023	159	-
	2024	96	4
Total principal and interest payments		1,287	776
Less amount representing interest		(116)	(72)
Present value of net minimum lease payments		1,171	704
Less current portion		(296)	(175)
Long term principle payments		$875	$529

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Shareholders’ Equity

	Nine-month Period Ended September 30, 2019
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders'
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
January 1, 2019	$18,788	$35	$523	$14,250	$(561)	$(1,522)	$31,513

Purchase of treasury shares	-	-	-	-	-	(128)	(128)
Stock based compensation	-	-	-	14	-	44	58
Net Income	98	-	-	-	-	-	98

March 31, 2019	$18,886	$35	$523	$14,264	$(561)	$(1,606)	$31,541

Dividends declared ($0.16 per share)	(413)	-	-	-	-	-	(413)
Purchase of treasury shares	-	-	-	-	-	(21)	(21)
Stock based compensation	-	-	-	34	-	61	95
Net Income	714	-	-	-	-	-	714

June 30, 2019	$19,187	$35	$523	$14,298	$(561)	$(1,566)	$31,916

Dividends declared ($0.16 per share)	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(8)	(8)
Stock based compensation	-	-	-	28	-	58	86
Net Income	1,132	-	-	-	-	-	1,132

September 30, 2019	$20,319	$35	$523	$14,326	$(561)	$(1,516)	$33,126

	Nine-month Period Ended September 30, 2018
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders'
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
January 1, 2018	$15,709	$(32)	$523	$14,171	$(662)	$(1,544)	$28,165

Purchase of treasury shares	-	-	-	-	-	(117)	(117)
Net Income	331	-	-	-	-	-	331

March 31, 2018	$16,040	$(32)	$523	$14,171	$(662)	$(1,661)	$28,379

Dividends declared ($0.16 per share)	(416)	-	-	-	-	-	(416)
Purchase of treasury shares	-	-	-	-	-	(33)	(33)
Stock based compensation	(6)	6	-	21	-	64	85
Net Income	707	-	-	-	-	-	707

June 30, 2018	$16,325	$(26)	$523	$14,192	$(662)	$(1,630)	$28,722

Dividends declared ($0.16 per share)	3	-	-	-	-	-	3
Purchase of treasury shares	-	-	-	-	-	-	-
Stock based compensation	-	-	-	34	-	64	98
Net Income	1,457	-	-	-	-	-	1,457

September 30, 2018	$17,785	$(26)	$523	$14,226	$(662)	$(1,566)	$30,280

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2019, the Company has purchased 360,255 shares and there remains 89,745 shares available to purchase under this program. There were 5,232 shares purchased by the Company during the nine month period ended September 30, 2019.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($000's omitted except per share data)
Net Income	$1,132	$1,457	$1,944	$2,495
Weighted average common shares outstanding (basic)	2,327	2,295	2,325	2,259

Unvested restricted stock	58	82	58	82
Weighted average common shares outstanding (diluted)	2,385	2,377	2,383	2,341
Basic
Net income per share	$0.49	$0.63	$0.84	$1.10
Diluted
Net income per share	$0.47	$0.61	$0.82	$1.07

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post- employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,115,000 has been accrued as of September 30, 2019 and December 31, 2018, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President, Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $719,000 and $644,000 has been accrued as of September 30, 2019 and December 31, 2018, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

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

The Company paid legal fees and disbursements of approximately $81,000 and $117,000 in the nine month period ended September 30, 2019 and 2018, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended September 30, 2019 and 2018 amounted to approximately $33,000 and $23,000, respectively. Additionally, the Company had accrued unbilled legal fees at September 30, 2019 and 2018 of approximately $49,000 and $19,000, respectively, with this firm.

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

As of September 30, 2019, the Company had identifiable assets of approximately $45,701,000 ($41,685,000 – December 31, 2018) of which approximately $36,339,000 ($31,639,000 – December 31, 2018) was for ATG and approximately $9,362,000 ($10,046,000 – December 31, 2018) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Revenues from unaffiliated customers	$33,926	$30,028	$4,506	$5,245	$38,432	$35,273

Cost of goods sold, inclusive of depreciation	(24,400)	(21,600)	(5,155)	(4,759)	(29,555)	(26,359)
Gross margin	9,526	8,428	(649)	486	8,877	8,914
Gross margin %	28.1%	28.1%	-14.4%	9.3%	23.1%	25.3%

Selling, general and administrative	(4,558)	(4,131)	(1,878)	(1,584)	(6,436)	(5,715)
Interest expense	(66)	(55)	(22)	(25)	(88)	(80)
Total costs and expenses	(29,024)	(25,786)	(7,055)	(6,368)	(36,079)	(32,154)

Income before income tax provision	4,902	4,242	(2,549)	(1,123)	2,353	3,119

Income tax (provision) benefits	(852)	(849)	443	225	(409)	(624)
Net income/(loss)	$4,050	$3,393	$(2,106)	$(898)	$1,944	$2,495
Capital expenditures	$1,449	$1,277	$211	$175	$1,660	$1,452

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Revenues from unaffiliated customers	$11,180	$10,639	$1,182	$2,129	$12,362	$12,768

Cost of goods sold, inclusive of depreciation	(7,378)	(6,965)	(1,449)	(1,863)	(8,827)	(8,828)
Gross margin	3,802	3,674	(267)	266	3,535	3,940
Gross margin %	34.0%	34.5%	-22.6%	12.5%	28.6%	30.9%

Selling, general and administrative	(1,539)	(1,476)	(595)	(598)	(2,134)	(2,074)
Interest expense	(25)	(20)	(6)	(8)	(31)	(28)
Total costs and expenses	(8,942)	(8,461)	(2,050)	(2,469)	(10,992)	(10,930)

Income before income tax provision	2,238	2,178	(868)	(340)	1,370	1,838

Income tax (provision) benefits	(389)	(457)	151	76	(238)	(381)
Net income/(loss)	$1,849	$1,721	$(717)	$(264)	$1,132	$1,457
Capital expenditures	$288	$432	$19	$36	$307	$468

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the nine and three months ended September 30, 2019 and 2018 approximately 9% of the Company’s consolidated revenues were derived from contracts with agencies of the U.S. Government or their prime contractors and their subcontractors. The Company believes that government involvement in military operations overseas will continue to have an impact on the financial results in both the ATG and CPG markets. While the Company is optimistic in relation to these potential opportunities, it recognizes that sales to the government are affected by defense budgets, the foreign policies of the U.S. and other nations, the level of military operations and other factors, and as such, it is difficult to predict the impact on future financial results.

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

The CPG consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The CPG also sells knives and tools, principally machetes, bayonets, survival knives and kitchen knives, to various branches of the United States Government which accounted for less than 2% of the Company’s consolidate revenues in the three and nine months ended September 30, 2019 and 2018.

See also Note 10, Business Segments, for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the nine months and three months ended September 30, 2019 and 2018 ($000’s omitted):

	($000's omitted except per share data)
	Nine Months Ended September 30,				2019 vs 2018
	2019		2018		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$33,926	88.3%	$30,028	85.1%	$3,898	13.0%
Consumer Products	4,506	11.7%	5,245	14.9%	(739)	(14.1)%
	38,432	100.0%	35,273	100.0%	3,159	9.0%

Cost of goods sold, inclusive of depreciation and amortization	29,555	76.9%	26,359	74.7%	3,196	12.1%
Gross margin	8,877	23.1%	8,914	25.3%	(37)	(0.4)%

Selling, general and administrative	6,436	16.7%	5,715	16.2%	721	12.6%
Interest expense	88	0.2%	80	0.2%	8	10.0%
Total costs and expenses	36,079	93.9%	32,154	91.2%	3,925	12.2%
Income before income tax provision	2,353	6.1%	3,119	8.8%	(766)	(24.6)%

Income tax provision	409	1.1%	624	1.8%	(215)	(34.5)%
Net income	$1,944	5.1%	$2,495	7.1%	$(551)	(22.1)%

	($000's omitted except per share data)
	Three Months Ended September 30,				2019 vs 2018
	2019		2018		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$11,180	90.4%	$10,639	83.3%	$541	5.1%
Consumer Products	1,182	9.6%	2,129	16.7%	(947)	(44.5)%
	12,362	100.0%	12,768	100.0%	(406)	(3.2)%

Cost of goods sold, inclusive of depreciation and amortization	8,827	71.4%	8,828	69.1%	(1)	0.0%
Gross margin	3,535	28.6%	3,940	30.9%	(405)	(10.3)%
Gross margin %	28.6%		30.9%

Selling, general and administrative	2,134	17.3%	2,074	16.2%	60	2.9%
Interest expense	31	0.3%	28	0.2%	3	10.7%
Total costs and expenses	10,992	88.9%	10,930	85.6%	62	0.6%

Income before income tax provision	1,370	11.1%	1,838	14.4%	(468)	(25.5)%

Income tax provision	238	1.9%	381	3.0%	(143)	(37.5)%
Net income	$1,132	9.2%	$1,457	11.4%	$(325)	(22.3)%

Revenue

The Company’s consolidated revenues from operations increased approximately $3,159,000 or 9.0% for the nine month period ended September 30, 2019 when compared to the same period in 2018. During this period the ATG increased both commercial shipments by approximately $3,117,000 and government shipments by approximately $781,000. This was partially offset by the CPG decrease of commercial shipments by approximately $655,000 and government shipments by approximately $84,000.

The Company’s consolidated revenues from operations decreased approximately $406,000 or 3.2% for the three month period ended September 30, 2019 when compared to the same period in 2018. During this period the ATG increased both commercial shipments by approximately $197,000 and government shipments by approximately $344,000. This was offset by the CPG decrease of commercial shipments by approximately $889,000 and government shipments by approximately $58,000.

Gross Margin

The Company’s consolidated gross margin for the nine month period ended September 30, 2019 was flat when compared to the same period in 2018.

Gross margin increased in the nine month period ended September 30, 2019 due to the increase in units shipped of approximately $797,000 and due to an increase in average prices and mix of product sold of approximately $301,000 at the ATG as compared to the same period of 2018. This is offset by a decrease in units shipped of approximately $377,000 and a decrease due to average prices and mix of product sold of approximately $758,000 at the CPG as compared to the same period of 2018.

The Company’s consolidated gross margin for the three month period ended September 30, 2019 decreased approximately $405,000 or 10.3% when compared to the same period in 2018.

Gross margin decreased in the three month period ended September 30, 2019 due to a decrease in units shipped, average prices and mix of product sold of approximately $533,000 at the CPG as compared to the same period of 2018. This is partially offset by an increase in the gross margin due to an increase in units shipped, average prices and mix of product sold of approximately $128,000 at the ATG as compared to the same period of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $721,000 or 12.6% for the nine month period ended September 30, 2019 when compared to the same period in 2018. The increase is attributable to employee and employee related wages, bonuses and benefits, primarily executive management, of approximately $414,000; sales promotions and travel of approximately $85,000; media advertising of approximately $131,000, directors’ fees of approximately $60,000; timing of legal fees of approximately $31,000 as compared to the same nine month period of 2018.

Selling, general and administrative (SG&A) increased approximately $60,000 or 2.9% for the three month period ended September 30, 2019 when compared to the same period in 2018. The increase is attributable to legal fees of approximately $29,000 and media advertising of approximately $45,000 offset by a reduction of sales promotion costs and other incidental costs of approximately $14,000.

Interest Expense

Interest expense increased by 10.0% and 10.7% in the nine and three month periods ended September 30, 2019, respectively, when compared to the same period in 2018. This is primarily due to the higher interest rates on the bank loans and a full year of interest paid on the equipment financing lease obligations.

Income Taxes

The Company’s effective tax rate was approximately 17.4% and 20.0% for the nine month periods ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was approximately 17.4% and 20.7% for the three month periods ended September 30, 2019 and 2018, respectively.  The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for foreign-derived intangible income and the federal tax credit for research and development expenditures.

Net Income

Net income for the nine month period ended September 30, 2019 decreased approximately $551,000. This decrease is primarily the result of decreases at the CPG business segments and increases in selling, general and administrative expenses at both business segments. Net income for the three month period ended September 30, 2019 decreased approximately $325,000, when compared to the same periods in 2018. This decrease is primarily the result of decreases in gross margin at the CPG business segment and increases in selling, general and administrative expenses at the ATG business segments.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At September 30, 2019, the Company had working capital of approximately $24,978,000 ($23,141,000 – 2018) of which approximately $1,158,000 ($2,598,000 – 2018) was comprised of cash. The increase in working capital is attributable to an increase in inventory, mainly attributable to the ATG’s production increase slightly offset by improved number of days in accounts payable.

The Company used approximately $245,000 in cash from operations during the nine month period ended September 30, 2019 as compared to a usage of cash of approximately $4,000 during the same period in 2018. Cash was generated primarily through net income of approximately $1,944,000, adjustments to reconcile net income to net cash of approximately $1,042,000 and timing of accounts payable of approximately $848,000. The primary use of cash for the Company’s operating activities for the nine month period ended September 30, 2019 include working capital requirements, mainly an increase in accounts receivables and inventories of approximately $334,000 and $4,674,000, respectively. Cash used in operations is consistent with sales volume, customer expectations and competitive pressures.

The Company’s primary generation of cash in its financing and investing activities in the nine month period ended September 30, 2019 included approximately $676,000 of proceeds from equipment financing and the line of credit draw of approximately $1,000,000. This is offset by the usage of cash due to approximately $411,000 of principal payments on long-term debt, approximately $404,000 for the cash dividend paid in July, as well as capital expenditures of approximately $1,660,000 to increase production requirements at the ATG.

The Company has a $4,000,000 line of credit. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%. In addition, effective June 17, 2019, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit. The line of credit expires September 19, 2021. There was $1,000,000 outstanding at September 30, 2019 and zero at December 31, 2018.

The Company has an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments will be fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $661,000 outstanding at September 30, 2019 and no balance outstanding at December 31, 2018.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2019. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2019, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2019 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	12,129	(2)	$10.51	2,400	92,577
April - June	2,102		10.22	2,102	90,475
July	-		-	-	90,475
August	-		-	-	90,475
September	730		10.24	730	89,745
Total	14,961		$10.48	5,232	89,745

(1)        The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2019, the Company has purchased 360,255 shares and there remains 89,745 shares available to purchase under this program. There were 5,232 shares purchased by the Company during the nine month period ended September 30, 2019.

(2)        Includes 9,729 shares withheld/purchased by the Company in January 1, 2019 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: November 14, 2019

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer

- 26 -