Form 10-K
period 2019-12-31
SERVOTRONICS INC /DE/
filed 2020-03-30
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐      No ☒

Based on the closing price of the Common Stock on June 30, 2019 $9.60 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $15,269,041.

As of March 4, 2020, the number of $.20 par value common shares outstanding was 2,477,099.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company’s prime contracts and subcontracts with the United States Government, government subcontractors, and commercial manufacturers are subject to termination at the convenience of the customer. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its contracts have been terminated for convenience. The Company’s sales of advanced technology products are composed primarily of a small group of customers. We have a significant concentration of business with two major customers; Customer A and Customer B. Sales to Customer A accounted for 35.0% of consolidated sales in 2019 and 31.5% of consolidated sales in 2018. Sales to Customer B accounted for 19.8% of consolidated sales in 2019 and 17.4% of consolidated sales in 2018. In both 2019 and 2018 we had a concentration of sales to Customer A and Customer B representing approximately 54.8% and 48.9% of our consolidated sales, respectively. Two commercial aircraft accidents led to the grounding by the Federal Aviation Administration and other regulators of the Boeing 737 MAX aircraft. Approximately 27% of the 2019 units shipped to Customer A and approximately 13% of ATG total units shipped in 2019 support the Boeing 737 MAX aircraft production. It is expected that the shipments to Customer A for the Boeing 737 MAX will decrease by approximately 35% in 2020 as compared to the same period in 2019.

The loss of either of these customers or a significant reduction in business with them would significantly reduce our sales and earnings. See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2019 or 2018. The Company sells its products and manufacturing services through its own sales resources, independent manufacturers’ representatives and electronic commerce.

Business Segments

Business segment information is presented in Note 11, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2019 and 2018 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

Environmental Compliance

The cost of compliance with current environmental laws has not been material and the Company does not anticipate that it will be in the future.

Manufacturing

The Company manufactures its advanced technology products in Elma, New York and Franklinville, New York and its consumer products in Franklinville, New York.

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

Employees

The Company, at December 31, 2019, had 375 employees of which 369 are full time and 29 full time contractors at two locations in New York. Approximately 90% of its employees and contractors are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

Item 1A.	Risk Factors

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company owns real property as set forth in the following table with no related encumbrances:

Location	Description	Principal product manufactured	Number of buildings and type of construction	Approx. floor area (sq. feet)
Elma, New York	Corporate Headquarters and Manufacturing Facility	Advanced technology products	1-concrete block/steel	83,000
Franklinville, New York	Office and Manufacturing Facility	Advanced technology products Cutlery products	1-tile/wood 1-concrete/metal	137,000

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information:

The Company’s common stock is listed on the NYSE American Stock exchange and trades under the symbol SVT.

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of March 4, 2020)
Common Stock, $.20 par value per share	276

(c)	Dividends on Common Stock

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

(d)	Company Purchases of Company’s Equity Securities

2019 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	12,129	(2)	$10.51	2,400	92,577
April - June	2,102		10.22	2,102	90,475
July - September	730		10.24	730	89,745
October	2,000	(2)	9.33	-	89,745
November	-		-	-	89,745
December	-		-	-	89,745
Total	16,961		$10.32	5,232	89,745

(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2019, the Company has purchased 360,255 shares and there remain 89,745 shares available to purchase under this program. There were 5,232 shares purchased by the Company in 2019.

(2)	Includes 9,729 shares withheld/purchased by the Company in January 2019 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Discussion

During the years ended December 31, 2019 and 2018, approximately 88% and 85%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the years ended December 31, 2019 and 2018, approximately 12% and 15% of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was an increase in 2019 from 2018 of approximately $8,104,000 in shipments at the ATG and a decrease of approximately $689,000 in shipments at the CPG.

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

The CPG continues to diversify its revenue streams with new commercial channels, including the addition of national retailers, international accounts, and a direct-to-consumer business line, in response to recent and ongoing reductions in military spending.

The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

See also Note 11, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Outlook for 2020

In 2020, we will continue to execute our long-term strategy as we align and focus our resources to increase growth and profitability while addressing known and unknown factors in an ever-changing global environment.

Impact of COVID-19 Outbreak

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to or from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its results of operations.

Aircraft Liability Insurance

We are required to maintain certain levels of aircraft liability insurance pursuant to our long-term agreements with customers. In 2020, our aircraft liability insurance increased by approximately $1,272,000. If we cannot offset this expense increase with cost savings or productivity improvements this could negatively impact our gross margin percent by approximately 2.5% based on 2019 revenues.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the years ended December 31, 2019 and 2018 ($000’s omitted).

	Twelve Months Ended December 31,
					2019 vs 2018
	2019		2018		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$48,519	87.8%	$40,415	84.4%	$8,104	20.1%
Consumer Products	6,753	12.2%	7,442	15.6%	(689)	(9.3)%
	55,272	100.0%	47,857	100.0%	7,415	15.5%

Cost of goods sold, inclusive of depreciation and amortization	43,146	78.1%	35,772	74.7%	7,374	20.6%
Gross margin	12,126	21.9%	12,085	25.3%	41	0.3%
Gross margin %	21.9%		25.3%

Selling, general and administrative	9,313	16.8%	7,743	16.2%	1,570	20.3%
Interest expense	125	0.2%	107	0.2%	18	16.8%
Total costs and expenses	52,584	95.1%	43,622	91.2%	8,962	20.5%

Income before income tax provision	2,688	4.9%	4,235	8.8%	(1,547)	(36.5)%

Income tax provision	579	1.0%	737	1.5%	(158)	(21.4)%
Net income	$2,109	3.8%	$3,498	7.3%	$(1,389)	(39.7)%

Revenue

The Company’s consolidated revenues from operations increased approximately $7,415,000 or 15.5% for the twelve month period ended December 31, 2019 when compared to the same period in 2018. The increase in revenue is attributable to an increase in shipments at the ATG of approximately $8,104,000 or 20.1% offset by a decrease in revenue at the CPG of approximately $689,000 or (9.3)% for the twelve month period ended December 31, 2019 when compared to the same period in 2018.

The consolidate revenue increase for the twelve month period ended December 31, 2019 when compared to the same period in 2018 is attributed to the ATG with increased number units shipped of approximately $4,657,000; ATG average price increase and mix of product sold of approximately $3,447,000 and CPG average price increase and mix of product sold of approximately $718,000 as compared to the same period ended December 31, 2018. This is offset by a decrease in revenue at the CPG due to a decrease in the number of units shipped of approximately $1,407,000 as compared to the same period ended December 31, 2018.

Gross Margin

In 2019 gross margin as a percentage of revenues decreased at both the ATG and CPG compared to 2018. The 2.7% decrease in gross margin as a percentage of ATG revenue is primarily attributed to the write down of inventory, an increase in indirect labor, employee benefits, transportation and tooling, offset by overhead liquidation. The 14.8% decrease in gross margin as a percentage of CPG revenue is primarily attributed to a reduction in revenue and lower factory utilization at the Company’s facility in Franklinville, NY. In terms of dollar value, the Company’s consolidated gross margin increased slightly by approximately $41,000 or 0.3% for the year ended December 31, 2019 when compared to the same period in 2018.

Gross margin improved in the twelve month period ended December 31, 2019 due to the increase in units shipped at the ATG of approximately $1,494,000, at the ATG offset by a decrease in units shipped at the CPG of approximately $129,000 and increased production costs per unit sold at both the ATG and CPG of approximately $434,000 and $890,000, respectively, when compared to the same period in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of revenues increased to 16.8% in 2019 compared to 16.2% in 2018. In terms of dollar value, SG&A increased approximately $1,570,000 or 20.3% for the twelve month period ended December 31, 2019 compared to the same period in 2018. This is primarily driven by the increase of approximately $1,165,000 at the ATG and by the increase of approximately $405,000 at the CPG in 2019 compared to the same period in 2018. The increase in SG&A at the ATG is predominantly driven by an increase in headcount, wages and employee related benefits of approximately $597,000; bad debt expense of approximately $314,000; professional fees of approximately $176,000 and Directors’ fees of $77,000 offset by a net increase of approximately $1,000 in all other SG&A accounts in 2019 as compared to the same period in 2018. The increase in SG&A at the CPG is predominantly driven by an increase for the non-recurring costs of a business venture that was terminated of approximately $237,000 and media advertising of approximately $207,000 slightly offset by a net decrease of approximately $39,000 in all other SG&A accounts in 2019 as compared to the same period in 2018.

Interest Expense

Interest expense increased approximately $18,000 or 16.8% primarily due to the lease line of credit for equipment financing at the ATG for the twelve month period ended December 31, 2019 compared to the same period in 2018. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Income Taxes

The Company’s effective tax rate for operations was 21.5% in 2019 and 17.4% in 2018. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for foreign-derived intangible income (FDII), and the federal tax credit for research and development expenditures. The increase in the effective tax rate between 2018 and 2019 is a result of an increase in permanent non-deductible expenses and state taxes. See also Note 6, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Income from operations decreased approximately $1,389,000 or 39.7% when comparing the twelve month period ended December 31, 2019 to the same period in 2018 as net income at the ATG was lower by approximately $363,000 while the net loss at the CPG increased by approximately 1,026,000. This consolidated decrease is the result of decreases in gross margin percentage and increases in SG&A costs as discussed earlier.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At December 31, 2019, the Company had working capital of approximately $27,659,000 ($23,141,000 – 2018) of which approximately $2,029,000 ($2,598,000 – 2018) was comprised of cash.

The Company used approximately $620,000 in cash from operations during the year ended December 31, 2019 as compared to generating approximately $833,000 during the year ended December 31, 2018. Cash was generated primarily through net income of approximately $2,109,000, adjustments to reconcile net income to net cash of approximately $1,962,000 and timing of accounts payable. The primary use of cash for the Company’s operating activities for the year ended December 31, 2019 include working capital requirements, mainly an increase in accounts receivables and inventories of approximately $2,764,000 and $4,895,000, respectively.

The Company’s primary use of cash in its financing and investing activities in the year ended December 31, 2019 included approximately $833,000 of current principal payments on long-term debt, approximately $409,000 for cash dividends as well as approximately $157,000 for the purchase of treasury shares. The Company also expended approximately $1,550,000, net of proceeds from equipment financing, for capital expenditures.

At December 31, 2019, the Company had a $4,000,000 line of credit. As of March 20, 2020, the Company increased its line of credit to $6,000,000. The line of credit expires on June 19, 2021. There was approximately $3,000,000 balance outstanding at December 31, 2019.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. The lease term for equipment covered by the lease line of credit is sixty months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $468,000 outstanding at December 31, 2019 and approximately $704,000 outstanding at December 31, 2018.

The Company had an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $670,000 outstanding at December 31, 2019 and no balance outstanding at December 31, 2018.

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

(i)       Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2019. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

(ii)       Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

(iii)        Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year or such information will be included by amendment to this Form 10-K.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	93,302

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	93,302

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

3.6	Amendment to By-laws dated January 2008 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC February 4, 2008)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.4*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 20, 2015)

10.7	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10.7 for the year ended December 31, 2016)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

10.11	Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.12	Loan Agreement dated as of December 1, 2014 between The Ontario Knife Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.13	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2016)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

SERVOTRONICS, INC.

March 30, 2020	By	/s/ Kenneth D. Trbovich
Kenneth D. Trbovich
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth D. Trbovich	Chief Executive Officer,	March 30, 2020
Kenneth D. Trbovich	Chairman of the Board and Director

/s/ Lisa F. Bencel	Chief Financial Officer	March 30, 2020
Lisa F. Bencel

/s/ Edward C. Cosgrove, Esq.	Director	March 30, 2020
Edward C. Cosgrove, Esq.

/s/ Lucion P. Gygax	Director	March 30, 2020
Lucion P. Gygax

/s/ Christopher M. Marks	Director	March 30, 2020
Christopher M. Marks

/s/ Jason T. Bear	Director	March 30, 2020
Jason T. Bear

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, consolidated statements of comprehensive income, and consolidated statements of cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Buffalo, New York

March 30, 2020

- F2 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2019	2018
Current assets:
Cash	$2,029	$2,598
Accounts receivable, net	13,183	10,586
Inventories, net	20,151	15,150
Prepaid income taxes	416	314
Other current assets	522	496
Total current assets	36,301	29,144

Property, plant and equipment, net	12,717	11,875

Deferred income taxes	107	295

Other non-current assets	345	371

Total Assets	$49,470	$41,685

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of equipment financing and capital leases	301	175
Dividend payable	17	13
Accounts payable	4,458	2,494
Accrued employee compensation and benefits costs	2,283	1,908
Other accrued liabilities	1,035	865
Total current liabilities	8,642	6,003

Long-term debt	5,170	2,410

Post retirement obligation	2,126	1,759

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000
shares; issued 2,614,506 shares; outstanding
2,399,576 (2,392,207 - 2018) shares	523	523
Capital in excess of par value	14,358	14,250
Retained earnings	20,484	18,788
Accumulated other comprehensive gain	98	35
Employee stock ownership trust commitment	(460)	(561)
Treasury stock, at cost 127,504 (117,979 - 2018) shares	(1,471)	(1,522)
Total shareholders' equity	33,532	31,513

Total Liabilities and Shareholders' Equity	$49,470	$41,685

See notes to consolidated financial statements

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

	Years Ended
	December 31,	December 31,
	2019	2018

Revenue	$55,272	$47,857

Costs and expenses:

Costs of goods sold, inclusive of depreciation and amortization	43,146	35,772
Gross margin	12,126	12,085

Operating Expenses:
Selling, general and administrative	9,313	7,743
Interest expense	125	107

Total operating expenses	9,438	7,850

Income before income tax provision	2,688	4,235

Income tax provision	579	737

Net income	$2,109	$3,498

Income per share:
Basic
Net income per share	$0.91	$1.54

Diluted
Net income per share	$0.88	$1.49

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2019	2018

Net Income	$2,109	$3,498

Other comprehensive income:
Retirement benefits adjustment, net of income taxes	63	67

Total comprehensive income	$2,172	$3,565

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2019	2018
Cash flows related to operating activities:
Net Income	$2,109	$3,498
Adjustments to reconcile net income to net cash (used) generated by operating activities:
Depreciation and amortization	1,268	1,025
Loss on disposal of property	137	1
Stock based compensation	316	276
Increase in allowance for doubtful accounts	167	21
(Decrease)/Increase in inventory reserve	(106)	105
(Decrease)/Increase in warranty reserve	(8)	389
Deferred income tax	188	114

Change in assets and liabilities:
Accounts receivable	(2,764)	(2,183)
Inventories	(4,895)	(2,464)
Prepaid income taxes	(102)	(314)
Other current assets	(26)	(247)
Other non-current assets	49	-
Accounts payable	1,964	1,117
Accrued employee compensation and benefit costs	375	124
Other accrued liabilities	177	(399)
Accrued income taxes	-	(414)
Post retirement obligation	430	83
Employee stock ownership trust payment	101	101

Net cash (used) generated by operating activities	(620)	833

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(2,271)	(1,866)
Net cash used by investing activities	(2,271)	(1,866)

Cash flows related to financing activities:
Principal payments on long-term debt	(548)	(548)
Principal payments on equipment financing lease obligations	(285)	(160)
Proceeds from equipment note and equipment financing lease	721	210
Proceeds from line of credit	3,000	-
Purchase of treasury shares	(157)	(175)
Cash dividend	(409)	(403)

Net cash provided (used) by financing activities	2,322	(1,076)

Net decrease in cash	(569)	(2,109)

Cash at beginning of year	2,598	4,707

Cash at end of year	$2,029	$2,598
Supplemental Cash Flow Information:
Equipment acquired through financing paid directly to vendor	$333	$-

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $337,000 at December 31, 2019 and $170,000 at December 31, 2018. The Company does not accrue interest on past due receivables.

Note Receivable

There was a note receivable with a balance of $125,000 as of September 30, 2019 and recorded as other current assets in the accompanying balance sheet. The note was with a third party with the intent to develop a business venture. As of October 21, 2019, the note receivable plus an additional $18,000 was converted to capitalized tooling and owned by the CPG. The total capitalized tooling is approximately $143,000.

As of December 9, 2019 the business venture was terminated. The capitalized tooling, computer equipment, a 3D printer, final payments and interest owed the CPG were expensed. The approximate costs of the dissolution of $237,000 is included in CPG’s Selling, general & administrative expenses.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of December 31, 2019 and December 31, 2018 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $420,000 and $428,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two year are applied to the gross value of the inventory through a reserve of approximately $1,437,000 and $1,543,000 at December 31, 2019 and December 31, 2018, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding two years of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time or minimum stocking requirements, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

Shipping and Handling Costs

Shipping and handling costs are classified as a component of cost of goods sold.

- F8 -

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as operating loss and credit carryforwards. The Company and its subsidiaries file a consolidated federal income tax return, combined New York and Texas state income tax returns and various separate state income tax returns.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2019 or December 31, 2018, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2019 and 2018. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2019 and December 31, 2018. The 2016 through 2018 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the twelve month periods ended December 31, 2019 and 2018 amounted to approximately $524,000 and $1,325,000, respectively. Interest paid during the twelve month periods ended December 31, 2019 and 2018 amounted to approximately $125,000 and $107,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2019 and December 31, 2018.

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

The Company had sales of advanced technology products to two customers, including various divisions and subsidiaries of a common parent company, which represented more than 10% of consolidated revenues in 2019. Total revenues from these two customers amounted to approximately 55% in 2019 as compared to the same two customers amounting to approximately 49% of the Company’s consolidated revenues in 2018. No other customers of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 11, Business Segments, for disclosures related to business segments of the Company.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and requires both lessees and lessors to disclose certain key information about lease transactions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures. The Company originally financed four pieces of equipment through a lease line of credit and have recognized a lease liability and a ROU (Right of Use) asset for each piece of equipment. During 2019 one piece of equipment was traded and financed through our equipment note obligations leaving three remaining ROU assets. Finance lease assets are included in property, plant, and equipment, and liabilities are included in short-term and long-term debt.

- F10 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Inventories

	December 31,	December 31,
	2019	2018
	($000's omitted)
Raw material and common parts	$14,707	$9,088
Work-in-process	4,158	5,123
Finished goods	2,723	2,482
	21,588	16,693
Less inventory reserve	(1,437)	(1,543)
Total inventories	$20,151	$15,150

3.	Property, Plant and Equipment

	December 31,	December 31,
	2019	2018
	($000's omitted)
Land	$7	$7
Buildings	11,017	10,452
Machinery, equipment and tooling	20,695	18,345
Construction in progress	331	1,258
	32,050	30,062
Less accumulated depreciation and amortization	(19,333)	(18,187)
Property, plant and equipment, net	$12,717	$11,875

Depreciation and amortization expense amounted to approximately $1,268,000 and $1,025,000 for the year ended December 31, 2019 and 2018, respectively. Depreciation expense amounted to approximately $1,178,000 and $948,000 for the year ended December 31, 2019 and 2018, respectively. Amortization expense primarily related to capital leases amounted to approximately $90,000 and $77,000 for the year ended December 31, 2019 and 2018, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

The Company’s ROU assets included in machinery, equipment and tooling had a net book value of approximately $728,000 ($811,000 – 2018).

As of December 31, 2019, there is approximately $331,000 ($1,258,000 – 2018) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $280,000 in CIP for the machinery and equipment and self-constructed assets, $32,000 of computer equipment and $19,000 for building improvements primarily at the Advance Technology Group.

- F11 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt

	December 31,	December 31,
	2019	2018
	($000's omitted)

Line of credit payable to a financial institution; Interest rate
option of bank prime or Libor plus 1.4% (3.1085% as of	$3,000	$-
December 31, 2019) (A)

Term loan payable to a financial institution; Interest rate
option of bank prime or Libor plus 1.4% (3.1085% as of
December 31, 2019), monthly principal payments of
$21,833 through 2021 with a balloon payment of
$786,000 due December 1, 2021 (B)	1,310	1,572

Term loan payable to a financial institution; Interest rate
option of bank prime or Libor plus 1.4% (3.1085% as of
December 31, 2019), monthly principal payments of
$23,810 through December 1, 2021 (B)	571	857

Equipment note obligations; Interest rate fixed for term
of each funding based upon the Lender's lease pricing at
time of funding. (Interest rate/factor 3.3943% - 3.8527%
at time of funding) (C)	670	0

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at
time of funding. (Interest rate/factor 1.822758% - 1.869304%
at time of funding) (D)	468	704
	6,019	3,133
Less current portion	(849)	(723)
	$5,170	$2,410

A.)	At December 31, 2019, the Company had a $4,000,000 line of credit. As of March 20, 2020, the Company increased its line of credit to $6,000,000. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%. In addition, effective June 17, 2019, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit. The line of credit expires June 19, 2021. There was $3,000,000 balance outstanding at December 31, 2019 and $0 balance at December 31, 2018.

B.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2019 and December 31, 2018 the Company was in compliance with these covenants.

C.)	The Company had an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $670,000 outstanding at December 31, 2019 and no balance outstanding at December 31, 2018.

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $468,000 outstanding at December 31, 2019 and $704,000 at December 31, 2018.

Principal maturities of long-term debt are as follows: 2020 - $849,000, 2021 - $4,635,000, 2022 - $288,000, 2023 - $154,000, and 2023 - $93,000. Remaining principal payments for the capital note and capital lease obligations for each of the next five years:

		December 31,
	Year	2019
		($000's omitted)

	2020	331
	2021	331
	2022	316
	2023	169
	2024	97
Total principal and interest payments		1,244
Less amount representing interest		(106)
Present value of net minimum lease payments		1,138
Less current portion		(301)
Long term principle payments		$837

5.	Employee Benefit Plans

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

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If Servotronics shares are not readily tradable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE MKT, formerly known as the American Stock Exchange. There were no outstanding shares subject to the repurchase obligation at December 31, 2019.

Since inception of the ESOP, 414,515 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2019 and 2018, 87,425 and 104,320 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 in both 2019 and 2018. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for the Company’s Chief Executive Officer and President, Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance for the retired executive and his dependents and will continue the Company provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. The actuarially calculated future obligation of the benefits at December 31, 2019 and 2018 is approximately $583,000 and $644,000, respectively, excluding the estimated liability related to postretirement benefits for the former Executive Officer discussed in Note 8, Commitments and Contingencies. Additional expense of approximately $100,000 per year is expected to be paid subsequent to December 31, 2019 under the Plan. Estimated future annual expenses associated with the plan are immaterial. Included in accumulated other comprehensive income for 2019 and 2018 is approximately $63,000 and $67,000, respectively, net of deferred taxes, associated with the unrecognized service cost of the plan.

6.	Income Taxes

The income tax provision from operations included in the consolidated statements of income consists of the following:

	December 31,	December 31,
	2019	2018
	($000’s omitted)
Current:
Federal	$363	$639
State	45	2
	408	641
Deferred:
Federal	171	96
	171	96
	$579	$737

- F14 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from operations is as follows:

	December 31,	December 31,
	2019	2018

Federal statutory rate	21.0%	21.0%
Permanent non-deductible expenses	2.6%	0.3%
Business credits	-3.0%	-0.6%
ESOP dividend	-0.6%	-0.4%
Stock compensation	-0.1%	-0.4%
Domestic production activities deduction	0.0%	-0.4%
Foreign-derived intangible income deduction	-1.2%	-1.8%
State taxes, net of federal benefit	1.3%	0.0%
Other	1.5%	-0.3%
	21.5%	17.4%

At December 31, 2019 and 2018, the deferred tax assets (liabilities) were comprised of the following:

	December 31,	December 31,
	2019	2018
	($000’s omitted)
Deferred Tax Assets:
Inventories	$473	$417
Accrued employees compensation and benefits costs	446	478
Accrued arbitration award and related liability	324	234
Net operating loss and credit carryforwards	236	248
Bad debt reserve	71	37
Warranty reserve	88	90
Total deferred tax assets	1,638	1,504
Valuation allowance	(236)	(248)
Net deferred tax assets	1,402	1,256

Deferred tax liabilities:
Prepaid expenses	(32)	(28)
Property, plant and equipment	(1,238)	(910)
Other	-	(14)
Minimum pension liability	(25)	(9)
Total deferred tax liabilities	(1,295)	(961)
Net deferred tax assets	$107	$295

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2019, except for a valuation allowance of $236,000 ($248,000 – 2018) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2019, the Company has net operating loss carryforwards with full valuation allowances from Pennsylvania of approximately $1,620,000 ($1,805,000 – 2018), which begin expiring in 2020, and Arkansas of approximately $0 ($31,000 – 2018). The Company also has a New York state tax credit carryforward at December 31, 2019 of approximately $139,000 ($131,000 – 2018), which begins to expire in 2023.

There are no uncertain tax positions or unrecognized tax benefits for 2019 and 2018. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2016 through 2018 Federal and state tax returns remain subject to examination.

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Shareholders’ Equity

	Twelve-month Period Ended December 31, 2019
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity
January 1, 2019	$18,788	$35	$523	$14,250	$(561)	$(1,522)	$31,513

Purchase of treasury shares	-	-	-	-	-	(128)	(128)
Stock based compensation	-	-	-	14	-	44	58
Net Income	98	-	-	-	-	-	98

March 31, 2019	$18,886	$35	$523	$14,264	$(561)	$(1,606)	$31,541

Dividends declared ($0.16 per share)	(413)	-	-	-	-	-	(413)
Purchase of treasury shares	-	-	-	-	-	(21)	(21)
Stock based compensation	-	-	-	34	-	61	95
Net Income	714	-	-	-	-	-	714

June 30, 2019	$19,187	$35	$523	$14,298	$(561)	$(1,566)	$31,916

Purchase of treasury shares	-	-	-	-	-	(8)	(8)
Stock based compensation	-	-	-	28	-	58	86
Net Income	1,132	-	-	-	-	-	1,132

September 30, 2019	$20,319	$35	$523	$14,326	$(561)	$(1,516)	$33,126

Retirement benefits adjustment	-	63	-	-	101	-	164
Stock based compensation	-	-	-	32	-	45	77
Net Income	165	-	-	-	-	-	165

December 31, 2019	$20,484	$98	$523	$14,358	$(460)	$(1,471)	$33,532

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve-month Period Ended December 31, 2018
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity

January 1, 2018	$15,709	$(32)	$523	$14,171	$(662)	$(1,544)	$28,165

Purchase of treasury shares	-	-	-	-	-	(117)	(117)
Net Income	331	-	-	-	-	-	331

March 31, 2018	$16,040	$(32)	$523	$14,171	$(662)	$(1,661)	$28,379

Dividends declared ($0.16 per share)	(416)	-	-	-	-	-	(416)
Purchase of treasury shares	-	-	-	-	-	(33)	(33)
Stock based compensation	(6)	6	-	21	-	64	85
Net Income	707	-	-	-	-	-	707

June 30, 2018	$16,325	$(26)	$523	$14,192	$(662)	$(1,630)	$28,722

Dividends declared ($0.16 per share)	3	-	-	-	-	-	3
Stock based compensation	-	-	-	34	-	64	98
Net Income	1,457	-	-	-	-	-	1,457

September 30, 2018	$17,785	$(26)	$523	$14,226	$(662)	$(1,566)	$30,280

Compensation Expense	-	-	-	-	101	-	101
Retirement benefits adjustment	-	67	-	-	-	-	67
Purchase of treasury shares	-	-	-	-	-	(25)	(25)
Stock based compensation	-	(6)	-	24	-	69	87
Net Income	1,003	-	-	-	-	-	1,003

December 31, 2018	$18,788	$35	$523	$14,250	$(561)	$(1,522)	$31,513

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2019, the Company has purchased 360,255 shares and there remain 89,745 shares available to purchase under this program. There were 5,232 shares purchased by the Company in 2019.

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

- F18 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the year ended December 31, 2019 and 2018 is approximately $316,000 and $276,000, respectively, of stock-based compensation expense related to the restrictive share awards. We have approximately $286,000 in unvested shares to be recognized in 2020.

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

	December 31,	December 31,
	2019	2018
	($000's omitted except for per share data)

Net Income	$2,109	$3,498
Weighted average common shares outstanding
(basic)	2,330	2,272
Unvested restricted stock	56	81
Weighted average common shares outstanding
(diluted)	2,386	2,353
Basic
Net income per share	$0.91	$1.54
Diluted
Net income per share	$0.88	$1.49

Share Based Payments

The Company's 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. As of December 31, 2019, there is no unrecognized compensation related to the unvested restricted shares vested on January 1, 2020.

- F19 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted share awards granted under all employee plans is presented below:

	Shares	Weighted Average Grant Date Fair Value

Restricted Share Activity:
Unvested at December 31, 2017	28,500	$7.96

Granted in 2018	83,038	9.33
Vested in 2018	30,644	$8.06
Unvested at December 31, 2018	80,894	$9.33

Granted in 2019	7,836	$12.77
Forfeited in 2019	2,000	$9.33
Vested in 2019	32,314	$9.75
Unvested at December 31, 2019	54,416	$9.58

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

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post-employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,543,000 and $1,115,000 has been accrued as of December 31, 2019 and December 31, 2018, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

- F20 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $583,000 and $644,000 has been accrued as of December 31, 2019 and December 31, 2018, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

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

The Company paid legal fees and disbursements of approximately $197,000 and $141,000 in the year ended December 31, 2019 and 2018, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at December 31, 2019 and 2018 of approximately $52,000 and $19,000, respectively, with this firm.

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

- F21 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	ATG		CPG		Consolidated
	Years Ended		Years Ended		Years Ended
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Revenues from unaffiliated customers	$48,519	$40,415	$6,753	$7,442	$55,272	$47,857

Cost of goods sold, inclusive of depreciation	(35,632)	(28,587)	(7,514)	(7,185)	(43,146)	$(35,772)
Gross margin	12,887	11,828	(761)	258	12,126	12,085
Gross margin %	26.6%	29.3%	-11.3%	3.5%	21.9%	25.3%

Selling, general and administrative	(6,588)	(5,423)	(2,725)	(2,320)	(9,313)	(7,743)
Interest	(97)	(73)	(28)	(34)	(125)	(107)
Total costs and expenses	(42,317)	(34,083)	(10,268)	(9,539)	(52,584)	(43,622)

Income (loss) before income tax provision	6,203	6,332	(3,515)	(2,097)	2,688	4,235

Income tax provision (benefits)	1,336	1,102	(757)	(365)	579	737
Net income/(loss)	$4,867	$5,230	$(2,758)	$(1,732)	$2,109	$3,498

Total assets	$39,989	$31,647	$9,481	$10,038	$49,470	$41,685
Capital expenditures	$1,990	$1,689	$281	$177	$2,271	$1,866

12.	Subsequent Events

As previously disclosed subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to or from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its results of operations.

The Company’s operations are continuing in compliance with the New York Governor’s Executive Orders (202.6 202.7 202.8 and the guidance provided by New York State’s Department of Economic Development) regarding “Essential Business” in New York and Homeland Security Presidential Directive 21 which classifies certain assets and infrastructure as “critical infrastructure.” As such all personnel deemed essential will continue to report to work and the Company has implemented and will continue to monitor safeguards designed to promote social distancing and a safe working environment.

- F22 -