Form 10-Q
period 2020-03-31
SERVOTRONICS INC /DE/
filed 2020-05-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2020
Common Stock, $.20 par value	2,477,099

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Current assets:
Cash	$1,735	$2,029
Accounts receivable, net	13,034	13,183
Inventories, net	23,459	20,151
Prepaid income taxes	43	416
Other current assets	609	522
Total current assets	38,880	36,301

Property, plant and equipment, net	12,779	12,717

Deferred income taxes	107	107

Other non-current assets	342	345
Total Assets	$52,108	$49,470

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of capitalized lease obligations	301	301
Dividend payable	17	17
Accounts payable	4,530	4,458
Accrued employee compensation and benefits costs	2,428	2,283
Other accrued liabilities	933	1,035
Total current liabilities	8,757	8,642

Long-term debt	5,711	5,170

Post retirement obligation	2,225	2,126

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,389,673 (2,399,576 - 2019) shares	523	523
Capital in excess of par value	14,391	14,358
Retained earnings	22,382	20,484
Accumulated other comprehensive income	98	98
Employee stock ownership trust commitment	(460)	(460)
Treasury stock, at cost 137,407 (127,504 - 2019) shares	(1,519)	(1,471)
Total shareholders' equity	35,415	33,532

Total Liabilities and Shareholders' Equity	$52,108	$49,470

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$15,448	$12,003

Cost of goods sold, inclusive of depreciation and amortization	10,736	9,930
Gross margin	4,712	2,073

Operating Expenses:
Selling, general and administrative	2,268	1,927
Interest expense	42	27

Total operating expenses	2,310	1,954

Income before income tax provision	2,402	119

Income tax provision	504	21

Net income	$1,898	$98

Income per share:
Basic
Net income per share	$0.80	$0.04

Diluted
Net income per share	$0.79	$0.04

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows related to operating activities:
Net Income	$1,898	$98
Adjustments to reconcile net income to net cash (used) generated by operating activities:
Depreciation and amortization	354	274
Stock based compensation	85	58
Increase (decrease) in inventory reserve	75	(78)
Increase in allowance for doubtful accounts	69	10
Increase in warranty reserve	-	39
Change in assets and liabilities:
Accounts receivable	80	(298)
Inventories	(3,383)	(437)
Prepaid income taxes	373	(17)
Other current assets	(87)	(162)
Other non-current assets	-	(62)
Accounts payable	72	933
Accrued employee compensation and benefit costs	145	27
Post retirement obligation	99	-
Other accrued liabilities	(102)	120

Net cash (used) generated by operating activities	(322)	505

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(413)	(642)

Net cash used by investing activities	(413)	(642)

Cash flows related to financing activities:
Principal payments on long-term debt	(136)	(136)
Principal payments on equipment financing lease/note obligations	(73)	(45)
Proceeds from line of credit	750	-
Purchase of treasury shares	(100)	(128)

Net cash provided (used) by financing activities	441	(309)

Net decrease in cash	(294)	(446)

Cash at beginning of period	2,029	2,598

Cash at end of period	$1,735	$2,152

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated financial statements should be read in conjunction with the 2019 annual report and the notes thereto.

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

Cash

The Company considers cash to include all currency and coins owned by the Company as well as all deposits in the bank including checking and savings accounts.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $406,000 at March 31, 2020 and $337,000 at December 31, 2019. The Company does not accrue interest on past due receivables.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of March 31, 2020 and December 31, 2019 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $420,000. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,512,000 and $1,437,000 at March 31, 2020 and December 31, 2019, respectively. Pre-production and start-up costs are expensed as incurred.

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

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for income tax purposes. Depreciation expense includes the amortization of ROU (Right of Use) assets. The estimated useful lives of depreciable properties are generally as follows:

Buildings and improvements	5-40 years
Machinery and equipment	5-20 years
Tooling	3-5 years

Income Taxes

	For the Three Months Ended
	March 31,
	2020	2019	% Change
	($000's omitted)
Income tax expense	$504	$21	2300.0%
Effective tax rate	21.0%	17.4%	3.6%

The higher effective tax rate during the first quarter of 2020 was primarily due to a decrease in permanent deductible expenses.

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company is currently evaluating the impact of these measures on its consolidated financial statements. If these measures are determined to be applicable to the Company, they may result in cash refunds and an income tax benefit recorded in the Consolidated Statement of Income.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2020 or December 31, 2019, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2020 and 2019. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2020 and December 31, 2019. The 2016 through 2018 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were no income taxes paid during the three months ended March 31, 2020 and 2019. Interest paid amounted to approximately $42,000 and $27,000, respectively, during the three months ended March 31, 2020 and 2019.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2020 and December 31, 2019.

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

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

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

3.	Inventories

	March 31,	December 31,
	2020	2019
	($000's omitted)
Raw material and common parts	$16,407	$14,707
Work-in-process	5,383	4,158
Finished goods	3,181	2,723
	24,971	21,588
Less inventory reserve	(1,512)	(1,437)
Total inventories	$23,459	$20,151

4.	Property, Plant and Equipment

	March 31,	December 31,
	2020	2019
	($000's ommitted)
Land	$7	$7
Buildings	11,027	11,017
Machinery, equipment and tooling	20,894	20,695
Construction in progress	535	331
	32,463	32,050
Less accumulated depreciation	(19,684)	(19,333)
Property, plant and equipment, net	$12,779	$12,717

Depreciation and amortization expense amounted to approximately $354,000 and $274,000 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense amounted to approximately $336,000 and $254,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense primarily related to capital leases amounted to approximately $18,000 and $20,000 for the three months ended March 31, 2020 and 2019, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of March 31, 2020, there is approximately $535,000 ($331,000 – December 31, 2019) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $302,000 in CIP for the machinery and equipment and self-constructed assets ($280,000 – December 2019), $49,000 of computer equipment ($32,000 – December 2019) and $184,000 for building improvements ($19,000 – December 2019) primarily related to the Advance Technology Group.

5.	Long-Term Debt

	March 31,	December 31,
	2020	2019
	($000's omitted)
Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (3.07% as of March 31, 2020) (A) (B)	$3,750	$3,000

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.981130% as of March 31, 2020), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021 (B)	1,245	1,310

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.981130% as of March 31, 2020), monthly prinicipal payments of $23,810 through December 1, 2021 (B)	500	571

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.8259% - 1.835015% as of March 31, 2020) (C)	637	670

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 3.3943% - 3.8527% at time of funding) (D)	428	468
	6,560	6,019
Less current portion	(849)	(849)
	$5,711	$5,170

A.)	As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%. In addition, effective June 17, 2019, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit. The line of credit expires June 19, 2021. There was $3,750,000 balance outstanding at March 31, 2020 and $3,000,000 balance at December 31, 2019.

B.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2020 and December 31, 2019 the Company was in compliance with these covenants.

C.)	The Company had an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line was non-revolving and non-renewable. The Company used approximately $721,000 of the available funds for the purchase of machinery and equipment. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $637,000 outstanding at March 31, 2020 and $670,000 at December 31, 2019.

D.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $428,000 outstanding at March 31, 2020 and $468,000 at December 31, 2019.

Principal maturities of long-term debt are as follows: 2020 - $640,000, 2021 - $5,385,000, 2022 - $288,000, 2023 - $154,000, and 2024 - $93,000. Remaining principal payments and interest payments for the capital note and capital financing lease obligations for each of the next five years:

	March 31,	December 31,
	2020	2019
	($000's omitted)
2020	$249	$331
2021	331	331
2022	316	316
2023	169	169
2024	97	97
Total principal and interest payments	1,162	1,244
Less amount representing interest	(97)	(106)
Present value of net minimum lease payments	1,065	1,138
Less current portion	(301)	(301)
Long term principle payments	$764	$837

As of April 21, 2020 the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is being made through the Bank of America, NA (the “Lender’).

The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the loan term. Commencing one month after the expiration of the deferral period, the Company is required to pay the Lender the principal amount outstanding on the PPP Loan at the end of the deferral period. Equal monthly payments of principal and interest as required to fully amortize by the second anniversary of the effective date of the PPP Loan. The Company may prepay the PPP Loan at any time without payment of any penalty or premium. The Note contains customary events of default for a loan of this type. The occurrence of an event of default may result in the Lender requiring the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

Under the terms of the CARES Act, the PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of its employment levels. No assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part.

6.	Shareholders’ Equity

	Three-month Period Ended March 31, 2020
	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in excess of par value	ESOT	Treasury stock	Total shareholders' equity
January 1, 2020	$20,484	$98	$523	$14,358	$(460)	$(1,471)	$33,532

Purchase of treasury shares	-	-	-	-	-	(100)	(100)
Stock based compensation	-	-	-	33	-	52	85
Net income	1,898	-	-	-	-	-	1,898
March 31, 2020	$22,382	$98	$523	$14,391	$(460)	$(1,519)	$35,415

	Three-month Period Ended March 31, 2019
	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in excess of par value	ESOT	Treasury stock	Total shareholders' equity
January 1, 2019	$18,788	$35	$523	$14,250	$(561)	$(1,522)	$31,513

Purchase of treasury shares	-	-	-	-	-	(128)	(128)
Stock based compensation	-	-	-	14	-	44	58
Net income	98	-	-	-	-	-	98
March 31, 2019	$18,886	$35	$523	$14,264	$(561)	$(1,606)	$31,541

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2020, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 shares purchased by the Company during the three month period ended March 31, 2020.

The Company’s 2012 Long-Term Incentive Plan provides for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company. Compensation expense is amortized over the related service period, which is normally three years for employees and twelve months for non-employee directors. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2020. Of the shares that vested, the Company withheld 9,543 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.

Shares
Restricted Share Activity:
Unvested at December 31, 2019	54,416

Granted in 2020	-
Forfeited in 2020	-
Vested in 2020	27,210
Unvested at March 31, 2020	27,206

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

	Three Months Ended
	March 31,
	2020	2019
	($000's omitted except per share data)
Net Income	$1,898	$98
Weighted average common shares outstanding (basic)	2,363	2,328
Unvested restricted stock	27	53
Weighted average common shares outstanding (diluted)	2,390	2,381
Basic
Net income per share	$0.80	$0.04
Diluted
Net income per share	$0.79	$0.04

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post-employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,603,000 and $1,543,000 has been accrued as of March 31, 2020 and December 31, 2019, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $622,000 and $583,000 has been accrued as of March 31, 2020 and December 31, 2019, respectively, and is reflected as Post Retirement Obligation in the accompanying balance sheet.

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

The Company paid legal fees and disbursements of approximately $95,000 and $19,000 in the three month periods ended March 31, 2020 and 2019, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at March 31, 2020 of approximately $35,000 and no unpaid legal expenses accrued at March 31, 2019.

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

As of March 31, 2020, the Company had identifiable assets of approximately $52,108,000 ($49,470,000 – December 31, 2019) of which approximately $42,579,000 ($39,980,000 – December 31, 2019) was for ATG and approximately $9,529,000 ($9,490,000 – December 31, 2019) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Revenues from unaffiliated customers	$13,814	$10,595	$1,634	$1,408	$15,448	$12,003

Cost of goods sold, inclusive of depreciation	(9,366)	(8,467)	(1,370)	(1,463)	(10,736)	$(9,930)
Gross margin (loss)	4,448	2,128	264	(55)	4,712	2,073
Gross margin %	32.2%	20.1%	16.2%	-3.9%	30.5%	17.3%

Selling, general and administrative	(1,743)	(1,280)	(525)	(647)	(2,268)	(1,927)
Interest	(38)	(19)	(4)	(8)	(42)	(27)
Total costs and expenses	(11,147)	(9,766)	(1,899)	(2,118)	(13,046)	(11,884)

Income/(loss) before income tax provision	2,667	829	(265)	(710)	2,402	119

Income tax provision (benefit)	560	145	(56)	(124)	504	21
Net income/(loss)	$2,107	$684	$(209)	$(586)	$1,898	$98
Capital expenditures	$413	$405	$-	$106	$413	$511

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended March 31, 2020 and 2019, approximately 89% and 88%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the three months ended March 31, 2020 and 2019, approximately 11% and 12% of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was an increase in revenue in the three months ended March 31, 2020 from 2019 of approximately $3,445,000. This is due to an increase in shipments and price/mix at the ATG of approximately $3,219,000 and a net increase at the CPG of approximately $226,000 due to an increase in shipments offset slightly by a decrease in price/mix.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

The ATG engages its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations based on changes in the global economy and other factors.

The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing along with the acquisition and development of new product lines.

See also Note 10, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Business Environment

As an essential business, we have continued to conduct our operations to the fullest extent possible, while responding to the novel coronavirus (COVID-19) outbreak with actions that include implementing measures to protect the health and safety of our employees, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor to perform their work and extensively and frequently disinfecting our workspaces.

We have experienced, and expect to continue to experience, reductions in customer demand and we expect that the social distancing measures and any preventive or protective actions taken by governmental authorities will more meaningfully impact our operations, supply chain, and customers in the second quarter and possibly beyond. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression.

We took actions in the first quarter to strengthen our liquidity and financial condition. On March 20, 2020 we increased our line of credit to $6,000,000 as part of our pre-COVID-19 planning. Additionally, after quarter-end, we applied for and received a $4,000,000 loan as part of the Paycheck Protection Program authorized under the CARES Act. We believe the combination of the PPP loan and our increased capacity under our line of credit, together with internal cost reductions will preserve our financial flexibility during the pandemic.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2020 and 2019:

	($000's omitted except per share data)
	Three Months Ended March 31,				2020 vs 2019
	2020		2019		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$13,814	89.4%	$10,595	88.3%	$3,219	30.4%
Consumer Products	1,634	10.6%	1,408	11.7%	226	16.1%
	15,448	100.0%	12,003	100.0%	3,445	28.7%

Cost of goods sold, inclusive of depreciation and amortization	10,736	69.5%	9,930	82.7%	806	8.1%
Gross margin	4,712	30.5%	2,073	17.3%	2,639	127.3%
Gross margin %	30.5%		17.3%

Selling, general and administrative	2,268	14.7%	1,927	16.1%	341	17.7%
Interest expense	42	0.3%	27	0.2%	15	55.6%
Total costs and expenses	13,046	84.5%	11,884	99.0%	1,162	9.8%

Income tax provision	504	3.3%	21	0.2%	483	2300.0%
Net income	$1,898	12.3%	$98	0.8%	$1,800	1836.7%

Revenue

The Company’s consolidated revenues from operations increased approximately $3,445,000 or 28.7% for the three month period ended March 31, 2020 when compared to the same period in 2019. This is due to an increase in shipments and price/mix at the ATG of approximately $3,219,000 or 30.4% and a net increase at the CPG of approximately $226,000 or 16.1%, due to an increase in shipments offset slightly by a decrease in price/mix.

The increase in revenue is attributable to an increase in shipments at the ATG of approximately $2,400,000 and an increase in price/mix of units shipped of approximately $819,000. Additionally, there was an increase in shipments at the CPG of approximately $227,000 slightly offset by a decrease in price/mix at the CPG of approximately $1,000 for the three month period ended March 31, 2020 when compared to the same period in 2019.

Gross Margin

The Company’s consolidated gross margin increased approximately $2,639,000 or 127.3% for the three month period ended March 31, 2020 when compared to the same period in 2019. This is due to an increase in shipments and price/mix at the ATG of approximately $1,999,000 and $321,000, respectively, as compared to the same period in 2019. In addition, there was an increase in shipments and price/mix at the CPG of approximately $5,000 and $314,000, respectively, as compared to the same period in 2019.

The 12.1% increase in gross margin as a percentage of ATG revenue is attributed to improved factory utilization of approximately $314,000 and an increase in all overhead expenditures offset by overhead liquidation of approximately $585,000 when compared to the same period in 2019. The 20.1% increase in gross margin as a percentage of CPG revenue is primarily attributable to improved factory utilization at the Company’s facility for the implementation of production of the ATG product in Franklinville, NY of approximately $255,000, lower costs for outside consultants of approximately $40,000 and a net decrease of all other accounts of approximately $24,000 as compared to same period in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $341,000 or 17.7% for the three month period ended March 31, 2020 compared to the same period in 2019. This net increase is driven by an increase of approximately $463,000 at the ATG offset by a decrease of approximately $122,000 at the CPG. The ATG increase is driven by headcount, wages and employee related benefits, including post retirement benefits of approximately $235,000, approximately $125,000 for Legal expense, approximately $40,000 for bad debt expenditures, approximately $28,000 for Directors Fees & expenses and a net increase of approximately $35,000 in all other SG&A expenditures for the ATG for the three month period ended March 31, 2020 compared to the same period in 2019. The CPG decrease is driven by lower expenditures of approximately $62,000 for media and advertising, approximately $44,000 for trade shows and travel, and approximately $44,000 related to sales support offset by a net increase of approximately $28,000 in all other SG&A expenditures for the CPG for the three month period ended March 31, 2020 compared to the same period in 2019.

Interest Expense

Interest expense increased approximately $15,000 or 55.6% primarily due to the equipment lease/note line of credit for the ATG for the three month period ended March 31, 2020 compared to the same period in 2019. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Net Income

Income from operations increased approximately $1,800,000 or 1836.7% when comparing the three month period ended March 31, 2020 to the same period in 2019. Net income at the ATG improved by approximately $1,423,000 while the net loss at the CPG improved by approximately $377,000. This increase is the result of a pretax increased revenue and lower cost of goods sold and SG&A costs as a percentage of revenue for the period as compared to the same period in the prior year.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At March 31, 2020, the Company had working capital of approximately $30,123,000 ($27,659,000 – 2019) of which approximately $1,735,000 ($2,029,000 – 2019) was comprised of cash.

The Company used approximately $322,000 in cash from operations during the three month period ended March 31, 2020 as compared to generating cash of approximately $505,000 during the same period in 2019. Cash was generated primarily through net income of approximately $1,898,000, adjustments to reconcile net income to net cash of approximately $584,000 offset by the net use of cash by all other operating changes of approximately $(2,805,000), primarily attributable to the purchase of inventory.

The Company’s primary use of cash in its financing and investing activities in the three month period ended March 31, 2020 included approximately $136,000 of current principal payments on long-term debt, approximately $100,000 for the purchase of treasury shares, as well as capital expenditures of approximately $413,000 to increase production requirements at the ATG.

At March 31, 2020, the Company had a $6,000,000 line of credit. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.4%.  In addition, effective June 17, 2019, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit.  The line of credit expires June 19, 2021.  There was $3,750,000 balance outstanding at March 31, 2020 and $3,000,000 balance at December 31, 2019.

The Company had an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $637,000 outstanding at March 31, 2020 and $670,000 at December 31, 2019.

The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $428,000 outstanding at March 31, 2020 and $468,000 at December 31, 2019.

As of April 21, 2020 the Company executed a promissory note in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration and authorized under the CARES Act. The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the loan term. Under the terms of the CARES Act, the PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of its payroll levels. No assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2020, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than litigation incidental to the business, which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2020 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January	9,903	(2)	$10.07	360	89,385
February	-		-	-	89,385
March	-		-	-	89,385
Total	9,903		$10.07	360	89,385

(1)     The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2020, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 shares purchased by the Company during the three month period ended March 31, 2020.

(2)     Includes 9,543 shares withheld by the Company in January 2020 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Promissory Note dated as of April 21, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 28, 2020)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy and global competition, and difficulty in predicting defense appropriations; the duration and scope of the coronavirus (“COVID-19”) pandemic, actions governments, and businesses take in response to the COVID-19 pandemic, including mandatory business closures; the impact of the pandemic and actions taken on regional economies; the pace of recovery when the COVID-19 pandemic subsides; the vitality of the commercial aviation industry and its ability to purchase new aircraft; the willingness and ability of the Company’s customers to fund long-term purchase programs; and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2020

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer

-23-