Form 10-Q
period 2020-06-30
SERVOTRONICS INC /DE/
filed 2020-08-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2020
Common Stock, $.20 par value	2,477,099

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Current assets:
Cash	$7,140	$2,029
Accounts receivable, net	10,259	13,183
Inventories, net	25,095	20,151
Prepaid income taxes	-	416
Other current assets	642	522
Total current assets	43,136	36,301

Property, plant and equipment, net	12,599	12,717

Deferred income taxes	107	107

Other non-current assets	338	345

Total Assets	$56,180	$49,470

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of equipment financing lease obligations	301	301
Dividend payable	16	17
Accounts payable	3,743	4,458
Accrued employee compensation and benefits costs	2,286	2,283
Accrued income taxes	167	-
Other accrued liabilities	828	1,035
Total current liabilities	7,889	8,642

Long-term debt	9,500	5,170

Post retirement obligation	2,324	2,126

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,389,673 (2,399,576 - 2019) shares	523	523
Capital in excess of par value	14,430	14,358
Retained earnings	23,347	20,484
Accumulated other comprehensive income	98	98
Employee stock ownership trust commitment	(460)	(460)
Treasury stock, at cost 137,407 (127,504 - 2019) shares	(1,471)	(1,471)
Total shareholders' equity	36,467	33,532

Total Liabilities and Shareholders' Equity	$56,180	$49,470

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$13,504	$14,067	$28,952	$26,070

Costs of goods sold, inclusive of depreciation and amortization	10,484	10,798	21,220	20,728

Gross margin	3,020	3,269	7,732	5,342

Operating Expenses:
Selling, general and administrative	1,748	2,375	4,016	4,302
Interest expense	50	30	92	57

Total operating expenses	1,798	2,405	4,108	4,359

Income before income tax provision	1,222	864	3,624	983

Income tax provision	257	150	761	171

Net income	$965	$714	$2,863	$812

Income per share:
Basic
Net Income per share	$0.41	$0.31	$1.21	$0.35

Diluted
Net income per share	$0.40	$0.30	$1.20	$0.34

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 ($000’s omitted)

 (Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows related to operating activities:
Net Income	$2,863	$812
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	718	563
Stock based compensation	172	153
Decrease in allowance doubtful accounts	(181)	(26)
Increase/(Decrease) in inventory reserve	132	(4)
Decrease in warranty reserve	(133)	(8)

Change in assets and liabilities:
Accounts receivable	3,106	(357)
Inventories	(5,076)	(1,780)
Prepaid income taxes	583	104
Other current assets	(120)	(41)
Other non-current assets	-	6
Accounts payable	(715)	1,195
Accrued employee compensation and benefit costs	3	(20)
Other accrued liabilities	124	41

Net cash generated by operating activities	1,476	638

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(593)	(1,140)
Note Receivable	-	(125)

Net cash used by investing activities	(593)	(1,265)

Cash flows related to financing activities:
Principal payments on long-term debt	(274)	(274)
Principal payments on equipment financing lease obligations	(148)	(87)
Proceeds from equipment note and equipment financing lease obligations	-	388
Proceeds from line of credit	750	-
Proceeds from paycheck protection program	4,000	-
Purchase of treasury shares	(100)	(149)
Net cash generated/(used) by financing activities	4,228	(122)

Net increase/(decrease) in cash	5,111	(749)

Cash at beginning of period	2,029	2,598

Cash at end of period	$7,140	$1,849
Supplemental Cash Flow Information:
Equipment acquired through financing paid directly to vendor	$-	$213

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated financial statements should be read in conjunction with the 2019 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $156,000 at June 30, 2020 and $337,000 at December 31, 2019. The Company does not accrue interest on past due receivables.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of June 30, 2020 and December 31, 2019 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $287,000 and $420,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,569,000 and $1,437,000 at June 30, 2020 and December 31, 2019, respectively. Pre-production and start-up costs are expensed as incurred.

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

Buildings and improvements	5-40 years

Machinery and equipment	5-20 years

Tooling	3-5 years

Income Taxes

	For the Six Months Ended
	June 30,
	2020	2019	% Change
	($000's omitted)
Income tax expense	$761	$171	345%
Effective tax rate	21.0%	17.4%	3.6%

The higher effective tax rate during the six months ended June 30, 2020 was primarily due to a decrease in permanent deductible expenses.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2020 or December 31, 2019, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended June 30, 2020 and 2019. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2020 and December 31, 2019. On July 16, 2020, the Company was notified that the 2017 federal income tax return was randomly selected for examination. The 2016 through 2018 federal and state tax returns remain subject to examination.

SERVOTRONICS, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2020 and 2019 amounted to approximately $42,000 and $0, respectively. Interest paid during the six months ended June 30, 2020 and 2019 amounted to approximately $84,000 and $57,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our Consumer Products Group (“CPG”), we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2020 and December 31, 2019.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

3.	Inventories

	June 30,	December 31,
	2020	2019
	($000's omitted)
Raw material and common parts	$17,469	$14,707
Work-in-process	5,684	4,158
Finished goods	3,511	2,723
	26,664	21,588
Less inventory reserve	(1,569)	(1,437)
Total inventories	$25,095	$20,151

4.	Property, Plant and Equipment

	June 30,	December 31,
	2020	2019
	($000's omitted)
Land	$7	$7
Buildings	11,158	11,017
Machinery, equipment and tooling	21,036	20,695
Construction in progress	442	331
	32,643	32,050
Less accumulated depreciation and amortization	(20,044)	(19,333)
Total property, plant and equipment	$12,599	$12,717

Depreciation and amortization expense amounted to approximately $363,000 and $289,000 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense primarily related to ROU assets amounted to approximately $17,000 and $21,000 for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense amounted to approximately $718,000 and $563,000 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $35,000 and $41,000 for the six months ended June 30, 2020 and 2019, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of June 30, 2020, there is approximately $442,000 ($331,000 – December 31, 2019) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $298,000 in CIP for machinery & equipment and self-constructed assets ($280,000 – December 2019), $27,000 for computer equipment ($32,000 – December 2019) and $117,000 for building improvements ($19,000 – December 2019) primarily related to the Advanced Technology Group (“ATG”).

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	June 30,	December 31,
	2020	2019
	($000's omitted)
Paycheck protection progam payable to financial institutions: Interest rate of 1% per annum. Unforgiven portion is payable monthly until April 20, 2022 (A)	$4,000	$-

Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 1.65% (1.579% as of June 30, 2020) (B) (C )	3,750	3,000

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.573% as of June 30, 2020), monthly prinicipal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021 (C)	1,179	1,310

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (2.981130% as of June 30, 2020), monthly prinicipal payments of $23,810 through December 1, 2021 (C)	430	571

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.8259% - 1.835015% as of June 30, 2020) (D)	602	670

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding) (E)	388	468
	10,349	6,019
Less current portion	(849)	(849)
	$9,500	$5,170

A.)	On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act”). The PPP Loan is being made through the Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the loan term. Payments on any unforgiven amounts will begin on the date on which loan forgiveness is determined or 10 months after the end of the borrower’s covered period if forgiveness is not requested. Commencing one month after the expiration of the deferral period, the Company is required to pay the Lender the principal amount outstanding on the PPP Loan in equal monthly payments of principal and interest.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B.)	As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000. As of July 31, 2020, the Company extended the line of credit to expire December 31, 2022. As of July 31, 2020, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.65%. In addition, the Company is required to pay a commitment fee of 0.25% per year on the unused portion of the line of credit. There was $3,750,000 balance outstanding at June 30, 2020 and $3,000,000 balance at December 31, 2019.

C.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2020 and December 31, 2019 the Company was in compliance with these covenants.

D.)	The Company had an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line was non-revolving and non-renewable. The Company used approximately $721,000 of the available funds for the purchase of machinery and equipment. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $602,000 outstanding at June 30, 2020 and $670,000 at December 31, 2019.

E.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $388,000 outstanding at June 30, 2020 and $468,000 at December 31, 2019.

F.)	The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is nothing outstanding as of June 30, 2020 and at December 31, 2019.

Remaining principal maturities of long-term debt are as follows: 2020 - $430,000, 2021 - $4,635,000, 2022 - $5,037,000, 2023 - $154,000 and 2024 - $93,000. Remaining principal payments and interest payments for the capital note and capital equipment financing lease obligations for each of the next five years:

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		June 30,	December 31,
	Year	2020	2019
		($000's omitted)
	2020	$166	$331
	2021	331	331
	2022	316	316
	2023	169	169
	2024	97	97
Total principal and interest payments		1,079	1,244
Less amount representing interest		(89)	(106)
Present value of net minimum lease payments		990	1,138
Less current portion		(301)	(301)
Long-term principle payments		$689	$837

6.            Shareholders’ Equity

	Six-month Period Ended June 30, 2020
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity
January 1, 2020	$20,484	$98	$523	$14,358	$(460)	$(1,471)	$33,532

Purchase of treasury shares	-	-	-	-	-	(100)	(100)
Stock based compensation	-	-	-	33	-	52	85
Net Income	1,898	-	-	-	-	-	1,898

March 31, 2020	$22,382	$98	$523	$14,391	$(460)	$(1,519)	$35,415

Stock based compensation	-	-	-	39	-	48	87
Net Income	965	-	-	-	-	-	965
June 30, 2020	$23,347	$98	$523	$14,430	$(460)	$(1,471)	$36,467

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2020, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 and 4,502 shares purchased by the Company during the six month period ended June 30, 2020 and 2019, respectively.

The Company’s 2012 Long-Term Incentive Plan provides for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company. Compensation expense is amortized over the related service period, which is normally three years. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2020. Of the shares that vested, the Company withheld 9,543 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.

Shares
Restricted Share Activity:
Unvested at December 31, 2019	54,416
Granted	-
Forfeited	-
Vested	29,166
Unvested at June 30, 2020	25,250

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise. The dilutive effect of unvested restrictive stock is determined using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($000's omitted except per share data)
Net Income	$965	$714	$2,863	$812
Weighted average common shares outstanding
(basic)	2,364	2,324	2,364	2,322

Unvested restricted stock	25	60	25	60
Weighted average common shares outstanding
(diluted)	2,389	2,384	2,389	2,382
Basic
Net income per share	$0.41	$0.31	$1.21	$0.35
Diluted
Net income per share	$0.40	$0.30	$1.20	$0.34

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post-employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,663,000 and $1,543,000 has been accrued as of June 30, 2020 and December 31, 2019, and is reflected as Post Retirement Obligation in the accompanying consolidated balance sheet.

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $661,000 and $583,000 has been accrued as of June 30, 2020 and December 31, 2019, respectively, and is reflected as Post Retirement Obligation in the accompanying consolidated balance sheet.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Litigation

Litigation. The Company has pending litigation relative to leases of certain equipment and real property with a former related party. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The Company considers the risk of loss remote, and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. Accordingly, no gain or loss has been recognized in the accompanying consolidated financials statements related to this litigation.

There are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.	Related Party Transactions

The Company paid legal fees and disbursements of approximately $132,000 and $48,000 in the six month period ended June 30, 2020 and 2019, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended June 30, 2020 and 2019 amounted to approximately $37,000 and $29,000, respectively. Additionally, the Company had accrued unbilled legal fees at June 30, 2020 and 2019 of approximately $25,000 and $22,000, respectively, with this firm.

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

As of June 30, 2020, the Company had identifiable assets of approximately $56,180,000 ($49,470,000 – December 31, 2019) of which approximately $46,208,000 ($39,980,000 – December 31, 2019) was for ATG and approximately $9,972,000 ($9,490,000 – December 31, 2019) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Revenues from unaffiliated customers	$25,044	$22,746	$3,908	$3,324	$28,952	$26,070

Cost of goods sold, inclusive of depreciation	(17,860)	(17,022)	(3,361)	(3,706)	(21,221)	(20,728)
Gross margin	7,184	5,724	547	(382)	7,731	5,342
Gross margin %	28.7%	25.2%	14.0%	-11.5%	26.7%	20.5%

Selling, general and administrative	(3,145)	(3,019)	(871)	(1,283)	(4,016)	(4,302)
Interest	(84)	(41)	(7)	(16)	(91)	(57)
Total costs and expenses	(21,089)	(20,082)	(4,239)	(5,005)	(25,328)	(25,087)

Income/(loss) before income tax provision	3,955	2,664	(331)	(1,681)	3,624	983

Income tax provision (benefits)	830	463	(69)	(292)	761	171
Net income/(loss)	$3,125	$2,201	$(262)	$(1,389)	$2,863	$812
Capital expenditures	$541	$1,161	$52	$192	$593	$1,353

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Revenues from unaffiliated customers	$11,230	$12,151	$2,274	$1,916	$13,504	$14,067

Cost of goods sold, inclusive of depreciation	(8,494)	(8,555)	(1,991)	(2,243)	(10,485)	(10,798)
Gross margin	2,736	3,596	283	(327)	3,019	3,269
Gross margin %	24.4%	29.6%	12.4%	-17.1%	22.4%	23.2%

Selling, general and administrative	(1,402)	(1,739)	(346)	(636)	(1,748)	(2,375)
Interest	(46)	(22)	(3)	(8)	(49)	(30)
Total costs and expenses	(9,942)	(10,316)	(2,340)	(2,887)	(12,282)	(13,203)

Income/(loss) before income tax provision	1,288	1,835	(66)	(971)	1,222	864

Income tax provision (benefits)	270	318	(13)	(168)	257	150
Net income/(loss)	$1,018	$1,517	$(53)	$(803)	$965	$714
Capital expenditures	$128	$562	$52	$149	$180	$711

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the six months ended June 30, 2020 and 2019, approximately 87% and 87%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the six months ended June 30, 2020 and 2019, approximately 13% and 13%, respectively, of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was an increase in consolidated revenue in the six months ended June 30, 2020 from 2019 of approximately $2,882,000. This is due to an increase in shipments and price/mix at both the ATG and CPG of approximately $2,298,000 and $584,000, respectively.

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

We have experienced, and expect to continue to experience, reductions in customer demand and we expect that the social distancing measures and any preventive or protective actions taken by governmental authorities will more meaningfully impact our operations, supply chain, and customers in the third quarter and possibly beyond. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression.

We took actions in the first quarter to strengthen our liquidity and financial condition. On March 20, 2020 we increased our line of credit to $6,000,000 as part of our pre-COVID-19 planning. Additionally, in the beginning of the second quarter we applied for and received a $4,000,000 loan as part of the Paycheck Protection Program authorized under the CARES Act. We believe the combination of the PPP loan and our increased capacity under our line of credit, together with internal cost reductions will preserve our financial flexibility during the pandemic.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six months and three months ended June 30, 2020 and 2019 ($000’s omitted):

	($000's omitted except per share data)
	Six Months Ended June 30,				2020 vs 2019
	2020		2019		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$25,044	86.5%	$22,746	87.2%	$2,298	10.1%
Consumer Products	3,908	13.5%	3,324	12.8%	584	17.6%
	28,952	100.0%	26,070	100.0%	2,882	11.1%

Cost of goods sold, inclusive of depreciation and amortization	21,221	73.3%	20,728	79.5%	493	2.4%
Gross margin	7,731	26.7%	5,342	20.5%	2,389	44.7%
Gross margin %	26.7%		20.5%

Selling, general and administrative	4,016	13.9%	4,302	16.5%	(286)	(6.6)%
Interest expense	91	0.3%	57	0.2%	34	59.6%
Total costs and expenses	25,328	87.5%	25,087	96.2%	241	1.0%

Income before income tax provision	3,624	12.5%	983	3.8%	2,641	268.7%

Income tax provision	761	2.6%	171	0.7%	590	345.0%
Net income	$2,863	9.9%	$812	3.1%	$2,051	252.6%

	($000's omitted except per share data)
	Three Months Ended June 30,				2020 vs 2019
	2020		2019		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$11,230	83.2%	$12,151	86.4%	$(921)	(7.6)%
Consumer Products	2,274	16.8%	1,916	13.6%	358	18.7%
	13,504	100.0%	14,067	100.0%	(563)	(4.0)%

Cost of goods sold, inclusive of depreciation and amortization	10,485	77.6%	10,798	76.8%	(313)	(2.9)%
Gross margin	3,019	22.4%	3,269	23.2%	(250)	(7.6)%
Gross margin %	22.4%		23.2%

Selling, general and administrative	1,748	12.9%	2,375	16.9%	(627)	(26.4)%
Interest expense	49	0.4%	30	0.2%	19	63.3%
Total costs and expenses	12,282	91.0%	13,203	93.9%	(921)	(7.0)%

Income before income tax provision	1,222	9.0%	864	6.1%	358	41.4%

Income tax provision	257	1.9%	150	1.1%	107	71.3%
Net income	$965	7.1%	$714	5.1%	$251	35.2%

Revenue

The Company’s consolidated revenues from operations increased approximately $2,882,000 or 11.1% for the six month period ended June 30, 2020 when compared to the same period in 2019. This is due to an increase in shipments and price/mix at the ATG of approximately $2,298,000 or 10.1% and an increase in shipments and price/mix at the CPG of approximately $584,000 or 17.6%.

The increase in revenue is attributable to an increase in shipments at the ATG of approximately $381,000 and an increase in price/mix of units shipped of approximately $1,917,000. Additionally, there was an increase in shipments at the CPG of approximately $470,000 and an increase in price/mix of units shipped of approximately $114,000 for the six month period ended June 30, 2020 when compared to the same period in 2019.

The Company’s consolidated revenues from operations decreased approximately $563,000 or (4.0)% for the three month period ended June 30, 2020 when compared to the same period in 2019. This is due to a decrease in shipments offset by an increase in price/mix at the ATG of approximately $921,000 or (7.6)% offset by an increase in shipments and price/mix at the CPG of approximately $358,000 or 18.7%.

The decrease in revenue is attributable to a decrease in shipments at the ATG of approximately $2,019,000 partially offset by an increase in price/mix of units shipped of approximately $1,098,000. Additionally, there was an increase in shipments at the CPG of approximately $243,000 and an increase in price/mix of units shipped of approximately $115,000 for the three month period ended June 30, 2020 when compared to the same period in 2019.

Gross Margin

The Company’s consolidated gross margins from operations increased approximately $2,389,000 or 44.7% for the six month period ended June 30, 2020 when compared to the same period in 2019.

Gross margin increased in the six month period due to an increase in shipments at the ATG of approximately $231,000 and an increase in price/mix of units shipped of approximately $1,229,000. Additionally, gross margin increased due to an increase in price/mix at the CPG of approximately $1,092,000 partially offset by a decrease in price/mix of units shipped of approximately $163,000 for the six month period ended June 30, 2020 when compared to the same period in 2019.

The Company’s consolidated gross margins from operations decreased approximately $250,000 or (7.6)% for the three month period ended June 30, 2020 when compared to the same period in 2019.

Gross margin decreased in the three month period due to a decrease in shipments at the ATG of approximately $1,768,000 partially offset by an increase in price/mix of units shipped of approximately $908,000. Additionally, gross margin increased due to an increase in price/mix of units shipped at the CPG of approximately $1,087,000 partially offset by a decrease in price/mix of approximately $477,000 for the three month period ended June 30, 2020 when compared to the same period in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased approximately $286,000 or (6.6)% for the six month period ended June 30, 2020 compared to the same period in 2019. This net decrease is driven by an increase of approximately $126,000 at the ATG offset by a decrease of approximately $412,000 at the CPG. The ATG increase is driven by wages and employee related benefits, including postretirement benefits of approximately $491,000 offset by a reversal of bad debt expense of approximately $187,000 versus a bad debt expense charge of approximately $191,000 that was recognized in the six month period ending June 30, 2019. There was a net increase of approximately $13,000 in all other SG&A expenditures for the ATG for the six month period ended June 30, 2020 compared to the same period in 2019. The CPG decrease is driven by lower expenditures of approximately $142,000 related to sales promotion and support, approximately $134,000 for media and advertising, approximately $86,000 for trade shows and travel, and approximately $50,000 for the reversal of bad debt expense for the six month period ended June 30, 2020 compared to the same period in 2019.

Selling, general and administrative (SG&A) expenses decreased approximately $627,000 or (26.4)% for the three month period ended June 30, 2020 compared to the same period in 2019. This net decrease is driven by a decrease of approximately $337,000 at the ATG and a decrease of approximately $290,000 at the CPG. The net decrease at the ATG is driven by an increase in wages and employee related benefits of approximately $256,000 and professional fees of approximately $46,000 offset by a reversal of bad debt expense of approximately $256,000 versus a bad debt expense charge of approximately $191,000 that was recognized in the three month period ending June 30, 2019. Additional decreases in the ATG SG&A expenses include timing of legal expenses of approximately $132,000, travel, meals and lodging expenses of approximately $41,000 and a net decrease in all other SG&A expenses of approximately $19,000 for the three month period ended June 30, 2020 compared to the same period in 2019. The CPG decrease is driven by lower expenditures of approximately $102,000 for sales promotion and support, approximately $64,000 for trade shows and travel, approximately $61,000 for media and advertising, less bad debt expense of approximately $45,000 and a net decrease of approximately $18,000 in all other SG&A expenditures for the CPG for the three month period ended June 30, 2020 compared to the same period in 2019.

Interest Expense

Interest expense increased by 59.6% and 63.3% in the six and three month periods ended June 30, 2020, respectively, when compared to the same period in 2019. This is primarily due to the equipment lease/note and usage of the line of credit for the ATG for the six and three month periods ended June 30, 2020 compared to the same period in 2019. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Income Taxes

The Company’s effective tax rate was approximately 21.0% and 17.4% for the three and six month periods ended June 30, 2020 and 2019, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the six month period ended June 30, 2020 increased approximately $2,051,000. This increase is primarily the result of increases in revenue at both the ATG and CPG business segments and a net decrease in selling, general and administrative expenses. Net income for the three month period ended June 30, 2020 increased approximately $251,000, when compared to the same periods in 2019. This increase is primarily the result of a decrease in revenue at the ATG business partially offset by an increase at the CPG business and decreases in selling, general and administrative expenses in both business segments.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, capital expenditures for property, plant and equipment and principal payments on debt. At June 30, 2020, the Company had working capital of approximately $35,247,000 ($27,659,000 – 2019) of which approximately $7,140,000 ($2,029,000 – 2019) was comprised of cash.

The Company generated approximately $1,476,000 in cash from operations during the six month period ended June 30, 2020 as compared to generating cash of approximately $638,000 during the same period in 2019. Cash was generated primarily through net income of approximately $2,863,000, adjustments to reconcile net income to net cash of approximately $708,000 offset by the net use of cash by all other operating changes of approximately $(2,095,000), primarily attributable to the increases of inventory.

The Company’s primary use of cash in its investing activities in the six month period ended June 30, 2020 are for building improvements and capital expenditures of approximately $593,000 for production requirements at the ATG.

The Company’s primary providing of cash in its financing activities in the six month period ended June 30, 2020 include proceeds from the line of credit and PPP Loan of approximately $4,750,000 partially offset by approximately $274,000 of principal payments on long-term debt, approximately $148,000 of principal payments on equipment financing obligations and approximately $100,000 for the purchase of treasury shares.

As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000.  As of July 31, 2020, the Company extended the line of credit to expire December 31, 2022. As of July 31, 2020, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.65%.  In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit.  There was $3,750,000 balance outstanding at June 30, 2020 and $3,000,000 balance at December 31, 2019.

The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is nothing outstanding as of June 30, 2020 and at December 31, 2019.

On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act”). The PPP Loan is being made through the Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the loan term. Payments on any unforgiven amounts will begin on the date on which loan forgiveness is determined or 10 months after the end of the borrower’s covered period if forgiveness is not requested. Commencing one month after the expiration of the deferral period, the Company is required to pay the Lender the principal amount outstanding on the PPP Loan in equal monthly payments of principal and interest.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2020. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six month period ended June 30, 2020, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Company Purchases of Company’s Equity Securities

2020 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	9,903	(2)	$10.07	360	89,385
April	-		-	-	89,385
May	-		-	-	89,385
June	-		-	-	89,385
Total	9,903		$10.07	360	89,385

(1)          The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2020, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 shares purchased by the Company during the six month period ended June 30, 2020.

(2)            Includes 9,543 shares withheld by the Company in January 1, 2020 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.1	Non-Employee Director Compensation Policy (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: August 13, 2020

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer