Form 10-Q
period 2020-09-30
SERVOTRONICS INC /DE/
filed 2020-11-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer  ☐  Accelerated filer ☐ Non-accelerated filer ☒  Smaller reporting company ☒   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2020
Common Stock, $.20 par value	2,488,427

INDEX

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Current assets:
Cash	$7,468	$2,029
Accounts receivable, net	6,769	13,183
Inventories, net	25,153	20,151
Prepaid income taxes	768	416
Other current assets	670	522
Total current assets	40,828	36,301

Property, plant and equipment, net	12,360	12,717

Deferred income taxes	107	107

Other non-current assets	337	345

Total Assets	$53,632	$49,470

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$548	$548
Current portion of equipment financing lease obligations	301	301
Dividend payable	16	17
Accounts payable	3,245	4,458
Accrued employee compensation and benefits costs	2,289	2,283
Other accrued liabilities	752	1,035
Total current liabilities	7,151	8,642

Long-term debt	9,290	5,170

Post retirement obligation	2,423	2,126

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,401,001 (2,399,576 - 2019) shares	523	523
Capital in excess of par value	14,459	14,358
Retained earnings	21,565	20,484
Accumulated other comprehensive income	98	98
Employee stock ownership trust commitment	(460)	(460)
Treasury stock, at cost 126,079 (127,504 - 2019) shares	(1,417)	(1,471)
Total shareholders' equity	34,768	33,532

Total Liabilities and Shareholders' Equity	$53,632	$49,470

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$10,297	$12,362	$39,249	$38,432

Costs of goods sold, inclusive of depreciation and amortization	10,462	8,827	31,682	29,555
Gross margin (loss) income	(165)	3,535	7,567	8,877

Operating Expenses:
Selling, general and administrative	2,096	2,134	6,112	6,436
Interest expense	42	31	134	88

Total operating expenses	2,138	2,165	6,246	6,524

(Loss) income before income tax provision	(2,303)	1,370	1,321	2,353

Income tax (benefit) provision	(521)	238	240	409

Net (loss) income	$(1,782)	$1,132	$1,081	$1,944

Income per share:
Basic
Net (loss) income per share	$(0.75)	$0.49	$0.46	$0.84

Diluted
Net (loss) income per share	$(0.75)	$0.47	$0.45	$0.82

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows related to operating activities:
Net Income	$1,081	$1,944
Adjustments to reconcile net income to net cash
generated/(used) by operating activities:
Depreciation and amortization	1,072	902
Gain on disposal of property	(1)	(7)
Stock based compensation	255	239
Decrease in doubtful accounts	(150)	(29)
Increase/(decrease) in inventory reserve	240	(55)
Decrease in warranty reserve	(133)	(8)

Change in assets and liabilities:
Accounts receivable	6,564	(334)
Inventories	(5,242)	(4,674)
Prepaid income taxes	(352)	314
Other current assets	(148)	234
Other non-current assets	1	(125)
Accounts payable	(1,213)	848
Accrued employee compensation and benefit costs	6	264
Other accrued liabilities	147	228
Accrued income taxes	-	14

Net cash generated/(used) by operating activities	2,127	(245)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(708)	(1,660)
Proceeds from sale of assets	-	94
Note Receivable	-	(125)
Net cash (used) by investing activities	(708)	(1,691)

Cash flows related to financing activities:
Principal payments on long-term debt	(410)	(411)
Principal payments on equipment financing lease obligations	(220)	(208)
Proceeds from equipment note and equipment financing lease obligations	-	676
Proceeds from the line of credit	750	1,000
Purchase of treasury shares	(100)	(157)
Proceeds from paycheck protection program	4,000	-
Cash dividend	-	(404)
Net cash generated by financing activities	4,020	496
Net increase/(decrease) in cash	5,439	(1,440)
Cash at beginning of period	2,029	2,598
Cash at end of period	$7,468	$1,158
Supplemental Cash Flow Information:
Equipment acquired through financing paid directly to vendor	$-	$286

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated financial statements should be read in conjunction with the 2019 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $188,000 at September 30, 2020 and $337,000 at December 31, 2019. The Company does not accrue interest on past due receivables.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of September 30, 2020 and December 31, 2019 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $287,000 and $420,000, respectively. This amount is reflected in other accrued expenses in the accompanying consolidated balance sheets. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,677,000 and $1,437,000 at September 30, 2020 and December 31, 2019, respectively. Pre-production and start-up costs are expensed as incurred.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

	For the Nine Months
	Ended
	September 30,
	2020	2019	% Change
	($000's omitted)
Income tax expense	$240	$409	(41.3)%
Effective tax rate	18.2%	17.4%	0.8%

The higher effective tax rate during the nine months ended September 30, 2020 was primarily due to a decrease in permanent deductible expenses.

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company is currently evaluating the impact of these measures on its consolidated financial statements. If these measures are determined to be applicable to the Company, they may result in cash refunds and an income tax benefit recorded in the consolidated statement of operations.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2020 or December 31, 2019, and did not recognize any interest and/or penalties in its consolidated statements of operations during the nine months ended September 30, 2020 and 2019. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2020 and December 31, 2019. On July 16, 2020, the Company was notified that the 2017 federal income tax return was randomly selected for examination. The 2016 through 2019 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2020 and 2019 amounted to approximately $425,000 and $0, respectively. Interest paid during the nine months ended September 30, 2020 and 2019 amounted to approximately $116,000 and $88,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our Consumer Products Group (“CPG”), we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2020 and December 31, 2019.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Inventories

	September 30,	December 31,
	2020	2019
	($000's omitted)
Raw material and common parts	$17,599	$14,707
Work-in-process	4,700	4,158
Finished goods	4,531	2,723
	26,830	21,588
Less inventory reserve	(1,677)	(1,437)
Total inventories	$25,153	$20,151

4.	Property, Plant and Equipment

	September 30,	December 31,
	2020	2019
	($000's omitted)
Land	$7	$7
Buildings	11,641	11,017
Machinery, equipment and tooling	20,820	20,695
Construction in progress	222	331
	32,690	32,050
Less accumulated depreciation and amortization	(20,330)	(19,333)
Total property, plant and equipment	$12,360	$12,717

Depreciation and amortization expense amounted to approximately $356,000 and $339,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense primarily related to ROU assets amounted to approximately $15,000 and $18,000 for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense amounted to approximately $1,072,000 and $902,000 for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $50,000 and $59,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020, there is approximately $222,000 ($331,000 – December 31, 2019) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $192,000 for machinery & equipment; $22,000 for building improvements, and $8,000 for IT equipment and software, not yet put into service.

5.	Long-Term Debt

	September 30,	December 31,
	2020	2019
	($000's omitted)
Paycheck protection program payable to financial institutions: Interest rate of 1% per annum. Unforgiven portion is payable monthly until April 20, 2022 (A)	$4,000	$-

Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 1.65% (B)(C)	3,750	3,000

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.556% as of September 30,2020), monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021(C).	1,114	1,310

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.4% (1.556% as of September 30,2020), monthly principal payments of $23,810 through December 1, 2021(C).	357	571

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.8259% - 1.835015% as of June 30, 2020)(D)	569	670

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/ factor 1.822758% - 1.869304% at time of funding)(E)	349	468
	10,139	6,019
Less current portion	(849)	(849)
	$9,290	$5,170

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.)	On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act”). The PPP Loan is being made through the Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments on the unforgiven amount of principal, if any, and interest on the PPP Loan will be deferred until the date on which loan forgiveness is determined or 10 months after the end of the borrower’s covered period if forgiveness is not requested.”

B.)	As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000. As of July 31, 2020, the Company extended the line of credit to expire December 21, 2022. As of July 31, 2020, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.65%. In addition, the Company is required to pay a commitment fee of 0.25% per year on the unused portion of the line of credit. There was $3,750,000 balance outstanding at September 30, 2020 and $3,000,000 balance at December 31, 2019.

C.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2020 and December 31, 2019 the Company was in compliance with these covenants.

D.)	The Company had an equipment loan facility in the amount of $2,500,000 available until November 30, 2019. This line was non-revolving and non-renewable. The Company used approximately $721,000 of the available funds for the purchase of machinery and equipment. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $569,000 outstanding at September 30, 2020 and $670,000 at December 31, 2019.

E.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $349,000 outstanding at September 30, 2020 and $468,000 at December 31, 2019.

The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is nothing outstanding as of September 30, 2020 and at December 31, 2019.

Remaining principal maturities of long-term debt are as follows: 2020 - $219,000, 2021 - $1,635,000, 2022 - $4,038,000, 2023 - $154,000 and 2024 - $93,000. Remaining principal payments and interest payments for the capital note and capital equipment financing lease obligations for each of the next five years: (Excluding PPP Loan)

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		September 30,	December 31,
	Year	2020	2019
		($000's omitted)
	2020	$83	$331
	2021	331	331
	2022	316	316
	2023	169	169
	2024	97	97
Total principal and interest payments		996	1,244
Less amount representing interest		(78)	(106)
Present value of net minimum lease payments		918	1,138
Less current portion		(301)	(301)
Long term principle payments		$617	$837

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.            Shareholders’ Equity

	Nine-month Period Ended September 30, 2020
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common Stock	excess of		Treasury	shareholders'
	Earnings	Income		par value	ESOT	stock	equity
January 1, 2020	$20,484	$98	$523	$14,358	$(460)	$(1,471)	$33,532

Purchase of treasury shares	-	-	-	-	-	(100)	(100)
Stock based compensation	-	-	-	33	-	52	85
Net Income	1,898	-	-	-	-	-	1,898

March 31, 2020	$22,382	$98	$523	$14,391	$(460)	$(1,519)	$35,415

Stock based compensation	-	-	-	39	-	48	87
Net Income	965	-	-	-	-	-	965

June 30, 2020	$23,347	$98	$523	$14,430	$(460)	$(1,471)	$36,467

Stock based compensation	-	-	-	29	-	54	83
Net Loss	(1,782)	-	-	-	-	-	(1,782)

September 30, 2020	$21,565	$98	$523	$14,459	$(460)	$(1,417)	$34,768

	Nine-month Period Ended September 30, 2019
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common Stock	excess of		Treasury	shareholders'
	Earnings	Income		par value	ESOT	stock	equity
January 1, 2019	$18,788	$35	$523	$14,250	$(561)	$(1,522)	$31,513

Purchase of treasury shares	-	-	-	-	-	(128)	(128)
Stock based compensation	-	-	-	14	-	44	58
Net Income	98	-	-	-	-	-	98

March 31, 2019	$18,886	$35	$523	$14,264	$(561)	$(1,606)	$31,541

Dividends declared ($0.16 per share)	(413)	-	-	-	-	-	(413)
Purchase of treasury shares	-	-	-	-	-	(21)	(21)
Stock based compensation	-	-	-	34	-	61	95
Net Income	714	-	-	-	-	-	714

June 30, 2019	$19,187	$35	$523	$14,298	$(561)	$(1,566)	$31,916

Purchase of treasury shares	-	-	-	-	-	(8)	(8)
Stock based compensation	-	-	-	28	-	58	86
Net Income	1,132	-	-	-	-	-	1,132

September 30, 2019	$20,319	$35	$523	$14,326	$(561)	$(1,516)	$33,126

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2020, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 and 5,232 shares purchased by the Company during the nine month period ended September 30, 2020 and 2019, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of restricted stock activity for the nine months ended September 30, 2020. Of the shares that vested, the Company withheld 9,543 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.

Shares
Unvested at December 31, 2019	54,416

Granted	11,328
Forfeited	-
Vested	31,998
Unvested at September 30, 2020	33,746

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($000's omitted except per share data)
Net (Loss) Income	$(1,782)	$1,132	$1,081	$1,944
Weighted average common shares outstanding (basic)	2,363	2,327	2,358	2,325

Unvested restricted stock	34	58	34	58
Weighted average common shares outstanding (diluted)	2,397	2,385	2,392	2,383
Basic
Net (loss) income per share	$(0.75)	$0.49	$0.46	$0.84
Diluted
Net (loss) income per share	$(0.75)	$0.47	$0.45	$0.82

7.	Commitments and Contingencies

Post retirement obligation. As previously disclosed in filings with the Securities and Exchange Commission (“SEC”), the Company, under an employment agreement, is expected to pay post-employment health related benefits to a former Executive Officer of the Company (the “Former Employee”), of which approximately $1,724,000 and $1,543,000 has been accrued as of September 30, 2020 and December 31, 2019, and is reflected as Post Retirement Obligation in the accompanying consolidated balance sheets.

Employment Agreements. The Company provides certain post-employment health and life insurance benefits for its Chief Executive Officer and President Kenneth Trbovich. Upon retirement and after attaining at least the age of 65, the Company will pay for the retired Executive’s and dependent’s health benefits and will continue the Company-provided life insurance offered at the time of retirement. The retiree’s health insurance benefits ceases upon the death of the retired executive. Approximately $699,000 and $583,000 has been accrued as of September 30, 2020 and December 31, 2019, respectively, and is reflected as Post Retirement Obligation in the accompanying consolidated balance sheets.

8.	Litigation

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

The Company paid legal fees and disbursements of approximately $150,000 and $81,000 in the nine month period ended September 30, 2020 and 2019, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended September 30, 2020 and 2019 amounted to approximately $18,000 and $33,000, respectively. Additionally, the Company had accrued unbilled legal fees at September 30, 2020 and 2019 of approximately $25,000 and $49,000, respectively, with this firm.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2020, the Company had identifiable assets of approximately $53,632,000 ($49,470,000 – December 31, 2019) of which approximately $43,531,000 ($39,980,000 – December 31, 2019) was for ATG and approximately $10,101,000 ($9,490,000 – December 31, 2019) was for CPG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Revenues from unaffiliated customers	$33,228	$33,926	$6,021	$4,506	$39,249	$38,432

Cost of goods sold, inclusive of depreciation	(26,495)	(24,400)	(5,187)	(5,155)	(31,682)	(29,555)
Gross margin	6,733	9,526	834	(649)	7,567	8,877
Gross margin %	20.3%	28.1%	13.9%	(14.4)%	19.3%	23.1%

Selling, general and administrative	(4,857)	(4,558)	(1,255)	(1,878)	(6,112)	(6,436)
Interest	(125)	(66)	(9)	(22)	(134)	(88)
Total costs and expenses	(31,477)	(29,024)	(6,451)	(7,055)	(37,928)	(36,079)

Income before income tax provision	1,751	4,902	(430)	(2,549)	1,321	2,353

Income tax provision (benefit)	318	852	(78)	(443)	240	409
Net income (loss)	$1,433	$4,050	$(352)	$(2,106)	$1,081	$1,944
Capital expenditures	$640	$1,449	$68	$211	$708	$1,660

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Revenues from unaffiliated customers	$8,184	$11,180	$2,113	$1,182	$10,297	$12,362

Cost of goods sold, inclusive of depreciation	(8,636)	(7,378)	(1,826)	(1,449)	(10,462)	(8,827)
Gross margin	(452)	3,802	287	(267)	(165)	3,535
Gross margin %	(5.5)%	34.0%	13.6%	(22.6)%	(1.6)%	28.6%

Selling, general and administrative	(1,712)	(1,539)	(384)	(595)	(2,096)	(2,134)
Interest	(40)	(25)	(2)	(6)	(42)	(31)
Total costs and expenses	(10,388)	(8,942)	(2,212)	(2,050)	(12,600)	(10,992)

Income before income tax provision	(2,204)	2,238	(99)	(868)	(2,303)	1,370

Income tax provision (benefit)	(512)	389	(9)	(151)	(521)	238
Net income (loss)	$(1,692)	$1,849	$(90)	$(717)	$(1,782)	$1,132
Capital expenditures	$99	$288	$16	$19	$115	$307

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. The COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders. Accordingly, the Company experienced declines in revenue for the most recently completed third quarter compared to the same period of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

The Company is focused on ensuring ample liquidity to meet its business needs. To that end, during April 2020, the Company received a loan under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of $4 million. See “Liquidity and Capital Resources” below for additional information regarding the Company’s credit facility and the PPP loan.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: the Company’s ability to procure materials from suppliers or to meet delivery requirements and commitments to our customers; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability or desire of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services.

The situation surrounding COVID-19 remains fluid. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any economic impact that has occurred or may occur in the future and changes in customer or supplier behavior.

Results of Operations

During the nine months ended September 30, 2020 and 2019, approximately 85% and 88%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the nine months ended September 30, 2020 and 2019, approximately 15% and 12%, respectively, of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was an increase in consolidated revenue in the nine months ended September 30, 2020 from 2019 of approximately $817,000. This is due to an increase in shipments and price/mix at the CPG of approximately $1,419,000 and $96,000, respectively, and an increase in price/mix at the ATG of approximately $640,000 offset by lower shipments at the ATG of approximately $1,338,000.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, the availability and cost of aircraft and other liability insurance coverage, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

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

The following table compares the Company’s consolidated statements of operations data for the nine months and three months ended September 30, 2020 and 2019 ($000’s omitted):

	($000's omitted except per share data)
	Nine Months Ended September 30,				2020 vs 2019
	2020		2019		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$33,228	84.7%	$33,926	88.3%	$(698)	(2.1)%
Consumer Products	6,021	15.3%	4,506	11.7%	1,515	33.6%
	39,249	100.0%	38,432	100.0%	817	2.1%

Cost of goods sold, inclusive of depreciation and amortization	31,682	80.7%	29,555	76.9%	2,127	7.2%
Gross margin	7,567	19.3%	8,877	23.1%	(1,310)	(14.8)%

Selling, general and administrative	6,112	15.6%	6,436	16.7%	(324)	(5.0)%
Interest expense	134	0.3%	88	0.2%	46	52.3%
Total costs and expenses	37,928	96.6%	36,079	93.9%	1,849	5.1%
Income before income tax provision	1,321	3.4%	2,353	6.1%	(1,032)	(43.9)%

Income tax provision	240	0.6%	409	1.1%	(169)	(41.3)%
Net income	$1,081	2.8%	$1,944	5.1%	$(863)	(44.4)%

	($000's omitted except per share data)
	Three Months Ended September 30,				2020 vs 2019
	2020		2019		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$8,184	79.5%	$11,180	90.4%	$(2,996)	(26.8)%
Consumer Products	2,113	20.5%	1,182	9.6%	931	78.8%
	10,297	100.0%	12,362	100.0%	(2,065)	(16.7)%

Cost of goods sold, inclusive of depreciation and amortization	10,462	101.6%	8,827	71.4%	1,635	18.5%
Gross margin (loss)	(165)	(2.6)%	3,535	28.6%	(3,700)	(104.7)%

Selling, general and administrative	2,096	20.3%	2,134	17.3%	(38)	(1.8)%
Interest expense	42	0.4%	31	0.3%	11	35.5%
Total costs and expenses	12,600	122.4%	10,992	88.9%	1,608	14.6%

(Loss) income before income tax provision	(2,303)	(21.4)%	1,370	11.1%	(3,673)	(268.1)%

Income tax (benefit) provision	(521)	(5.1)%	238	1.9%	(759)	(318.9)%
Net (loss) income	$(1,782)	(17.3)%	$1,132	9.2%	$(2,914)	(257.4)%

Revenue

The Company’s consolidated revenues from operations increased approximately $817,000 or 2.1% for the nine month period ended September 30, 2020 when compared to the same period in 2019. This is due to an increase at the CPG of approximately $1,515,000 or 33.6% and by a decrease at the ATG of approximately $698,000 or (2.1)%.

The increase in revenue is attributable to an increase in shipments at the CPG of approximately $1,419,000 and an increase in price/mix of units shipped of approximately $96,000. Additionally, there was an increase in price/mix of units shipped at the ATG of approximately $640,000 offset by a decrease in units shipped of approximately $1,338,000 for the nine month period ended September 30, 2020 when compared to the same period in 2019.

The Company’s consolidated revenues from operations decreased approximately $2,065,000 or (16.7)% for the three month period ended September 30, 2020 when compared to the same period in 2019. This is due to a decrease at the ATG of approximately $2,996,000 or (26.8)% offset by an increase at the CPG of approximately $931,000 or 78.8%.

The decrease in revenue is attributable to a decrease in shipments and price/mix at the ATG of approximately $1,719,000 and $1,277,000, respectively as compared to the same three month period ended September 30, 2019. Additionally, there was an increase in shipments at the CPG of approximately $949,000 partially offset by a decrease in price/mix of units shipped of approximately $18,000 for the three month period ended September 30, 2020 when compared to the same period in 2019.

Gross Margin

The Company’s consolidated gross margins from operations decreased approximately $1,310,000 or (14.8)% for the nine month period ended September 30, 2020 when compared to the same period in 2019.

Gross margin decreased in the nine month period due to lower units shipped at the ATG of approximately $285,000 and an increase in the costs per units shipped including the underutilization of production resources of approximately $2,508,000 as compared to the same period in 2019. This has been partially offset by an increase in gross margins at the CPG due to an increase in units shipped of approximately $351,000 and a decrease in costs per units shipped including an improvement in utilization of production resources of approximately $1,132,000 as compared to the same period in 2019.

The Company’s consolidated gross margins from operations decreased approximately $3,700,000 or (104.7)% for the three month period ended September 30, 2020 when compared to the same period in 2019.

During the three month period, the Company had negative gross margin of approximately $165,000 or (1.6)%. This is primarily driven by the gross margin decrease at the ATG due to lower units shipped of approximately $1,165,000, and an increase in the costs per units shipped including the underutilization of production resources and the weak absorption of manufacturing overhead of approximately $3,089,000 as compared to the same period in 2019. This was primarily caused by the rescheduling of customer orders delayed to future periods due to the COVID-19 pandemic. The lower ATG production performance has been partially offset by an increase in gross margins at the CPG due to an increase in units shipped of approximately $250,000 and a decrease in costs per units shipped including an improvement in utilization of production resources of approximately $304,000 as compared to the same period in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) decreased approximately $324,000 or (5.0)% for the nine month period ended September 30, 2020 when compared to the same period in 2019. This net decrease is driven by an increase of approximately $299,000 at the ATG offset by a decrease of approximately $623,000 at the CPG. The ATG increase is driven by increased personnel costs and advertising expenses of approximately $643,000 partially offset by a reversal of bad debt expense of approximately $159,000 versus a bad debt expense charge of approximately $185,000 that was recognized in the nine month period ending September 30, 2019. The CPG decrease is driven by lower media advertising, sales support, commissions travel, trade show and personnel costs of approximately $593,000 and a net decrease of approximately $30,000 in all other SG&A expenditures for the CPG for the nine month period ended September 30, 2020 compared to the same period in 2019.

Selling, general and administrative (SG&A) decreased approximately $38,000 or (1.8)% for the three month period ended September 30, 2020 when compared to the same period in 2019. The decrease is attributable to lower media advertising, travel, trade show and sales support and royalties of approximately $210,000 at the CPG offset by increases of pension and advertising expenses of approximately $184,000 at the ATG. There was a net decrease of all other SG&A expenditures of approximately $12,000 for the three month period ended September 30, 2020 compared to the same period in 2019.

Interest Expense

Interest expense increased by 52.3% and 35.5% in the nine and three month periods ended September 30, 2020, respectively, when compared to the same periods in 2019. This is primarily due to the higher interest rates on the bank loans and a full year of interest paid on the equipment financing lease obligations.

Income Taxes

The Company’s effective tax rate was approximately 18.2% and 17.4% for the nine month periods ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was approximately (22.6)% and 17.4% for the three month periods ended September 30, 2020 and 2019, respectively.  The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for foreign-derived intangible income and the federal tax credit for research and development expenditures.

Net Income

Net income for the nine month period ended September 30, 2020 decreased approximately $863,000 or (44.4)%. This decrease is primarily the result of decreases in gross margin at the ATG partially offset by gross margin increases at the CPG business segment and decreases in selling, general and administrative expenses at the CPG business segments. Net income for the three month period ended September 30, 2020 decreased approximately $2,914,000 or (257.4)% when compared to the same period in 2019. This decrease is primarily the result of decreases in gross margin and increases in selling, general and administrative expenses at the ATG business segments partially offset by increases in gross margin and decreases in selling, general and administrative expenses at the CPG business segment.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, and principal payments on debt. At September 30, 2020, the Company had working capital of approximately $33,677,000 ($27,659,000 – December 2019) of which approximately $7,468,000 ($2,029,000 – December  2019) was comprised of cash. The increase in working capital is primarily attributable to an increase in inventory with a decrease of accounts payable at the ATG offset by a reduction in accounts receivable at the ATG due to lower shipments. The push out of orders related to the COVID-19 pandemic has contributed to a build-up of finished goods and other inventories at the ATG during the nine months ended September 30, 2020. The Company continues to focus on inventory management in light of this period of uncertainty with respect to short and long-term industry demand.

The Company generated approximately $2,127,000 in cash from operations during the nine month period ended September 30, 2020 as compared to a usage of cash of approximately $245,000 during the same period in 2019. Cash was generated primarily through net income of approximately $1,081,000, adjustments to reconcile net income to net cash of approximately $1,283,000 and reduction in accounts receivable of approximately $6,564,000. The primary use of cash for the Company’s operating activities for the nine month period ended September 30, 2020 include working capital requirements, mainly an increase in inventories and a decrease in accounts payable of approximately $5,242,000 and $1,213,000, respectively. All other operating accounts were a net used amount of approximately $346,000.

The Company’s primary use of cash in its investing activities in the nine month period ended September 30, 2020 are for building improvements and capital equipment of approximately $640,000 for production requirements at the ATG. All other capital equipment expenditures of approximately $68,000 were for production requirements at the CPG.

The Company’s primary providing of cash in its financing activities in the nine month period ended September 30, 2020 include proceeds from the line of credit and PPP Loan of approximately $750,000 and $4,000,000, respectively, partially offset by approximately $410,000 of principal payments on long-term debt, approximately $220,000 of principal payments on equipment financing obligations and approximately $100,000 for the purchase of treasury shares.

The COVID-19 pandemic could impact our liquidity. Lower production schedules, possible inability of our customers to make timely payments to us, and similar factors could lower cash generated from operations and adversely affect our financial position.

As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000.  As of July 31, 2020, the Company extended the line of credit to expire December 31, 2022. As of July 31, 2020, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 1.65%.  In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit.  There was $3,750,000 balance outstanding at September 30, 2020 and $3,000,000 balance at December 31, 2019.

The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is nothing outstanding as of September 30, 2020 and at December 31, 2019.

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

At the time of application, the Company determined that the loan was necessary in order to secure the Company’s ability to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of September 30, 2020, the Company incurred payroll costs and other eligible qualifying expenses that the Company believes to be consistent with the terms of the PPP Loan.  No assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2020. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine month period ended September 30, 2020, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation. Additionally, the Company is subject to various claims and litigation arising in the normal course of business. In the opinion of management, such pending legal matters are either adequately covered by insurance or, if not insured, are not expected to materially adversely affect the business or earnings of the Company. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

Item	1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Company Purchases of Company’s Equity Securities

2020 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	9,903	(2)	$10.07	360	89,385
April - June	-		-	-	89,385
July	-		-	-	89,385
August	-		-	-	89,385
September	-		-	-	89,385
Total	9,903		$10.07	360	89,385

(1) The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2020, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 shares purchased by the Company during the nine month period ended September 30, 2020.

(2) Includes 9,543 shares withheld/purchased by the Company in January 1, 2020 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on the Company’s operations and personnel, and on commercial activity and demand across the Company’s and its customers’ businesses, and on global supply chains; and the Company’s inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer