Form 10-K
period 2020-12-31
SERVOTRONICS INC /DE/
filed 2021-04-06
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Based on the closing price of the Common Stock on June 30, 2020 $7.56 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $12,053,718.

As of March 1, 2021, the number of $.20 par value common shares outstanding was 2,478,507.

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

The Company’s shares currently trade on the New York Stock Exchange (NYSE American) under the symbol SVT.

Covid-19 Pandemic

The global COVID-19 coronavirus pandemic and related impacts adversely affect and may continue to adversely affect business, financial condition, results of operations, liquidity and cash flow. The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic. These factors could, among other things, continue to disrupt (i) purchasing, contracting and payment behaviors of our customers and their end-users; (ii) our operations, including our manufacturing activities, the shipment of our products, and the performance of our suppliers and service providers; and (iii) liquidity and cash flow.

The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally. The pandemic has had a significant adverse impact on our business in 2020. The impact of COVID-19 is fluid and continues to evolve, and the shape and speed of recovery for the commercial aerospace industry remains uncertain. There is significant uncertainty with respect to when the commercial transport market, will recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels.

We took immediate action to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following the guidance from the U.S. Center for Disease Control (“CDC”) and the New York State Department of Health to protect our employees and prevent the spread of the virus within our facilities. Some of the actions implemented include: social distancing, appropriate personal protective equipment; facility deep cleaning; flexible work-from-home scheduling; pre-shift temperature screenings, and restrictions on facility visitors and unnecessary travel. Actions to reduce costs included: (1)  reducing our workforce to align operations with customer demand; (2) delaying non-essential capital projects and minimizing discretionary spending and (3) suspension of certain benefit programs.

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

The Company’s prime contracts and subcontracts with the United States Government, government subcontractors, and commercial manufacturers are subject to termination at the convenience of the customer. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its contracts have been terminated for convenience. The Company’s sales of advanced technology products are composed primarily of a small group of customers. We have a significant concentration of business with two major customers; Customer A and Customer B. Sales to Customer A accounted for 22.3% of consolidated sales in 2020 and 35.0% of consolidated sales in 2019. Sales to Customer B accounted for 26.6% of consolidated sales in 2020 and 19.8% of consolidated sales in 2019. In both 2020 and 2019 we had a concentration of sales to Customer A and Customer B representing approximately 48.9% of our consolidated sales. Two commercial aircraft accidents led to the grounding by the Federal Aviation Administration and other regulators of the Boeing 737 MAX aircraft. Approximately 27% of the 2019 units shipped to Customer B and approximately 13% of ATG total units shipped in 2019 support the Boeing 737 MAX aircraft production. Approximately 17% of the 2020 units shipped to Customer B and approximately 6% of ATG total units shipped in 2020 support the Boeing 737 MAX aircraft production. There was a significant decline of 61% in shipments to Customer B for the Boeing 737 MAX and a 38% decline in shipments to Customer B as compared to the same period in 2019. Customer A is 4% and Customer B is 81% of our drop in revenues in 2020 as compared to 2019.

As a result of the slowdown in demand for our products, we implemented several cost reduction programs. We delayed our 2021 merit increases and initiated reduced work schedules across the company and implemented permanent census reductions.

The loss of either of these customers or a significant reduction in business with them would significantly reduce our sales and earnings. See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are moderately seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated sales in 2020 or 2019. The Company sells its products and manufacturing services through its own sales resources, independent manufacturers’ representatives and electronic commerce.

Business Segments

Business segment information is presented in Note 11, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2020 and 2019 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

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

Employees

The Company, at December 31, 2020, had 318 employees of which 316 are full time and 2 part time employees at two locations in New York. Approximately 87% of its employees and contractors are engaged in production, inspection, packaging or shipping activities. The balance is engaged in executive, engineering, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

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

See Note 9, Litigation, for information regarding legal actions. There are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information:

The Company’s common stock is listed on the NYSE American Stock exchange and trades under the symbol SVT.

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of March 1, 2021)
Common Stock, $.20 par value per share	274

(c)	Dividends on Common Stock

There was no dividend declared in 2020.

(d)	Company Purchases of Company’s Equity Securities

2020 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January - March	9,543	(2)	$10.07	360	89,385
April - June	-		-	-	89,385
July - September	-		-	-	89,385
October	-		-	-	89,385
November	-		-	-	89,385
December	-		-	-	89,385
Total	9,543		10.07	360	89,385

(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2020, the Company has purchased 360,615 shares and there remain 89,385 shares available to purchase under this program. There were 360 shares purchased by the Company in 2020.

(2)	Includes 9,543 shares withheld/purchased by the Company in January 2020 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Discussion

During the years ended December 31, 2020 and 2019, approximately 82% and 88%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the years ended December 31, 2020 and 2019, approximately 18% and 12% of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was a decrease in revenue in 2020 from 2019 of approximately $7,737,000 at the ATG and an increase in revenue of approximately $2,309,000 in shipments at the CPG.

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

Outlook for 2021

In 2021, we will continue to execute our long-term strategy as we align and focus our resources to increase growth and profitability while addressing known and unknown factors in an ever-changing global environment.

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. The COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders. Accordingly, the Company experienced declines in revenue for the most recently completed fourth quarter compared to the same period of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

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

As of the date of this Annual Report on Form 10-K, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: the Company’s ability to procure materials from suppliers or to meet delivery requirements and commitments to our customers; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability or desire of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the years ended December 31, 2020 and 2019 ($000’s omitted).

	Twelve Months Ended December 31,
					2020 vs 2019
	2020		2019		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$40,782	81.8%	$48,519	87.8%	$(7,737)	(15.9)%
Consumer Products	9,062	18.2%	6,753	12.2%	2,309	34.2%
	49,844	100.0%	55,272	100.0%	(5,428)	(9.8)%

Cost of goods sold, inclusive of depreciation and amortization	41,604	83.5%	43,146	78.1%	(1,542)	(3.6)%
Gross margin	8,240	16.5%	12,126	21.9%	(3,886)	(32.0)%
Gross margin %	16.5%		21.9%

Selling, general and administrative	7,998	16.0%	8,883	16.1%	(885)	(10.0)%
Interest expense	180	0.4%	125	0.2%	55	44.0%
Total costs and expenses	49,782	99.9%	52,154	94.4%	(2,372)	(4.5)%

Income before income tax provision	62	0.1%	3,118	5.6%	(3,056)	(98.0)%

Income tax (benefit) provision	(38)	(0.1)%	671	1.2%	(709)	(105.7)%
Net income	$100	0.2%	$2,447	4.4%	$(2,347)	(95.9)%

Revenue

The Company’s consolidated revenues from operations decreased approximately $5,428,000 or (9.8)% for the twelve month period ended December 31, 2020 when compared to the same period in 2019. This is due to an increase at the CPG of approximately $2,309,000 or 34.2% offset by a decrease at the ATG of approximately $7,737,000 or (15.9)%.

The consolidated revenue decrease for the twelve month period ended in December 31, 2020 when compared to the same twelve month period ended December 31, 2019 is attributable to a decrease in units shipped at the ATG of approximately $8,445,000 offset by an increase in price/mix of units shipped of approximately $708,000. Additionally, there was an increase in shipments at the CPG of approximately $2,384,000 slightly offset by a decrease of approximately $75,000 in price/mix of units shipped as compared to the same period ended December 31, 2019.

Gross Margin

The Company’s consolidated gross margins from operations decreased approximately $3,886,000 or (32.0)% for the twelve month period ended December 31, 2020 when compared to the same period in 2019.

Gross margin decreased in the twelve month period due to lower units shipped at the ATG of approximately $2,192,000 and an increase in costs per units shipped including the underutilization of production resources of approximately $3,353,000 as compared to the same period in 2019. This has been partially offset by an increase in gross margins at the CPG due to an increase in units shipped of approximately $393,000 and an improvement in utilization of production resources of approximately $1,266,000 in costs per units shipped in as compared to the same period in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) decreased approximately $885,000 or (10.0)% for the twelve month period ended December 31, 2020 when compared to the same period in 2019. The decrease is primarily driven by the CPG due to lower media advertising, sales support, commissions, travel, and trade show expenses of approximately $941,000 and a net increase of approximately $56,000 in all other SG&A expenditures for the ATG and CPG for the twelve month period ended December 31, 2020 compared to the same period in 2019.

Interest Expense

Interest expense increased approximately $55,000 or 44.0% primarily due to the line of credit and Paycheck Protection Program (the “PPP Loan”) at the ATG for the twelve month period ended December 31, 2020 compared to the same period in 2019. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Income Taxes

The Company’s effective tax rate for operations was (61.3)% in 2020 and 21.5% in 2019. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for foreign-derived intangible income (FDII), and the federal tax credit for research and development expenditures. The decrease in the effective tax rate between 2019 and 2020 is a result of an increase in the ratio of tax benefits to net income before taxes. See also Note 7, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Income from operations decreased approximately $2,347,000 or (95.9)% when comparing the twelve month period ended December 31, 2020 to the same period in 2019 as net income at the ATG was lower by approximately $4,770,000 while the net loss at the CPG decreased by approximately $2,423,000. This consolidated decrease is primarily the result of decreases in revenue partially offset by decreases in SG&A costs as discussed earlier.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, and principal payments on debt. At December 31, 2020, the Company had working capital of approximately $31,074,000 ($27,659,000 – December 2019) of which approximately $5,935,000 ($2,029,000 – December 2019) was comprised of cash. The increase in working capital is primarily attributable to an increase in inventory with a decrease of accounts payable at the ATG offset by a reduction in accounts receivable at the ATG due to lower shipments. The push out of orders related to the COVID-19 pandemic has contributed to a build-up of finished goods and other inventories at the ATG during the twelve months ended December 31, 2020. The Company continues to focus on inventory management in light of this period of uncertainty with respect to short and long-term industry demand.

The Company generated approximately $826,000 in cash from operations during the twelve month period ended December 31, 2020 as compared to a usage of cash of approximately $620,000 during the same period in 2019. Cash was generated primarily through adjustments to reconcile net income to net cash of approximately $1,846,000 and reduction in accounts receivable of approximately $5,696,000. The primary use of cash for the Company’s operating activities for the twelve month period ended December 31, 2020 include working capital requirements, mainly an increase in inventories and a decrease in accounts payable of approximately $3,538,000 and $2,859,000, respectively. All other operating accounts were a net used amount of approximately $319,000.

The Company’s primary use of cash in its investing activities in the twelve month period ended December 31, 2020 are for building improvements and capital equipment of approximately $729,000 primarily for production requirements at the ATG.

The Company’s primary providing of cash in its financing activities in the twelve month period ended December 31, 2020 include proceeds from the line of credit and PPP Loan of approximately $750,000 and $4,000,000, respectively, partially offset by approximately $547,000 of principal payments on long-term debt, approximately $294,000 of principal payments on equipment financing obligations and approximately $100,000 for the purchase of treasury shares.

The COVID-19 pandemic could impact our liquidity. Lower production schedules, possible inability of our customers to make timely payments to us, and similar factors could lower cash generated from operations and adversely affect our financial position.

As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000.  As of July 31, 2020, the Company extended the line of credit to expire December 31, 2022. As of July 31, 2020, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%.  In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit.  There was $3,750,000 balance outstanding at December 31, 2020 and $3,000,000 balance at December 31, 2019.

The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is nothing outstanding as of December 31, 2020 and at December 31, 2019.

On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act”). The PPP Loan is being made through the Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred until the SBA remits the loan forgiveness amount to the Lender. Payments on any unforgiven amounts will begin on the date on which loan forgiveness is determined or 10 months after the end of the borrower’s covered period if forgiveness is not requested. Commencing one month after the expiration of the deferral period, the Company is required to pay the Lender the principal amount outstanding on the PPP Loan in equal monthly payments of principal and interest.

At the time of application, the Company determined that the loan was necessary in order to secure the Company’s ability to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of December 31, 2020, the Company incurred payroll costs and other eligible qualifying expenses within the 24-week covered period after receipt of the PPP loan, that the Company believes to be consistent with the terms of the PPP Loan.  No assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2020. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

(ii)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the Company’s evaluation under the framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the SEC that permit the Corporation to provide only management’s report in this Annual Report on Form 10-K.

(iii)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year or such information will be included by amendment to this Form 10-K.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	91,517
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	91,517

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 8, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3(B) to the Company’s Form 10-KSB for the year ended December 31, 1986)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

4.3	Description of Capital Stock (Filed herewith)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.4*	Employment Agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.5*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 13, 2012)

10.6*	Amendment to employment agreement for Kenneth D. Trbovich (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 20, 2015)

10.7	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10.7 for the year ended December 31, 2016)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

10.11	Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.12	Loan Agreement dated as of December 1, 2014 between The Ontario Knife Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.13	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2016)

10.14	Promissory Note dated as of April 21, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 28, 2020)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain sections of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on the Company’s operations and personnel, and on commercial activity and demand across the Company’s and its customers’ businesses, and on global supply chains; and the Company’s inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations. Forward-looking statements involve numerous risks and uncertainties. The Company derives a material portion of its revenues from contracts with agencies of the U.S. Government or their prime contractors. The Company’s business is performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today’s global economy and global competition, and difficulty in predicting defense appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

April 6, 2021	By	/s/ Kenneth D. Trbovich
Kenneth D. Trbovich
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth D. Trbovich	Chief Executive Officer,	April 6, 2021
Kenneth D. Trbovich	Chairman of the Board and Director

/s/ Lisa F. Bencel	Chief Financial Officer	April 6, 2021
Lisa F. Bencel

/s/ Edward C. Cosgrove, Esq.	Director	April 6, 2021
Edward C. Cosgrove, Esq.

/s/ Lucion P. Gygax	Director	April 6, 2021
Lucion P. Gygax

/s/ Christopher M. Marks	Director	April 6, 2021
Christopher M. Marks

/s/ Jason T. Bear	Director	April 6, 2021
Jason T. Bear

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, consolidated statements of comprehensive income (loss), and consolidated statements of cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories

As discussed in Note 1, and as presented in Note 3 to the financial statements, inventories are stated at the lower of cost or net realizable value. Costs include all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or net realizable value adjustments and inventory determined to be slow moving are applied to the gross inventory through a reserve.

The determination of the reserve for slow-moving and obsolete inventories always requires subjective assumptions related to expectations for future market conditions, customer forecasted orders, and product demand. During 2020, the impact of COVID-19 on the general economy, and specifically the commercial aerospace industry, adversely impacted the Company. This included delays and declines in customer orders and revenue recognized, as well as growth of inventories. Factors involved in accounting for inventories include verification of existence, determination of cost, and evaluation of reserves. Due to the magnitude of the inventories and various complex matters and subjective assumptions, we identified inventories as a critical audit matter, which required a high degree of auditor judgement.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed included, obtaining an understanding of the process and assumptions used by management related to the accounting for inventories; evaluating management’s physical count procedures; performing our own test count procedures; testing management’s calculations related to costing of products; and testing management’s determination of the reserves. These procedures include testing the completeness and accuracy of the source data used,  testing the mathematical accuracy of management’s calculations,  evaluating the reasonableness and consistency of the methodology and assumptions applied by management based on current factors,  and performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements.

We have served as the Corporation's auditor since 2005.

Buffalo, New York

April 6, 2021

- F2 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2020	2019
Current assets:
Cash	$5,935	$2,029
Accounts receivable, net	7,636	13,183
Inventories, net	23,406	20,151
Prepaid income taxes	483	416
Other current assets	383	522
Total current assets	37,843	36,301

Property, plant and equipment, net	12,017	12,717

Deferred income taxes	137	107

Other non-current assets	331	345

Total Assets	$50,328	$49,470

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$2,334	$548
Current portion of equipment financing and capital leases	301	301
Dividend payable	12	17
Accounts payable	1,599	4,458
Accrued employee compensation and benefits costs	1,649	2,283
Other accrued liabilities	874	1,035
Total current liabilities	6,769	8,642

Long-term debt	7,293	5,170

Post retirement obligation	2,529	2,126

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,416,683 (2,399,576 - 2019) shares	523	523
Capital in excess of par value	14,481	14,358
Retained earnings	21,803	21,703
Accumulated other comprehensive loss	(1,356)	(1,121)
Employee stock ownership trust commitment	(359)	(460)
Treasury stock, at cost 126,079 (127,504 - 2019) shares	(1,355)	(1,471)
Total shareholders' equity	33,737	33,532

Total Liabilities and Shareholders' Equity	$50,328	$49,470

See notes to consolidated financial statements

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($000’s omitted except per share data)

	Years Ended
	December 31,	December 31,
	2020	2019
Revenue	$49,844	$55,272

Costs and expenses:

Costs of goods sold, inclusive of depreciation and amortization	41,604	43,146
Gross margin	8,240	12,126

Operating Expenses:
Selling, general and administrative	7,998	8,883
Interest expense	180	125

Total operating expenses	8,178	9,008

Income before income tax provision	62	3,118

Income tax (benefit)/provision	(38)	671

Net income	$100	$2,447

Income per share:
Basic
Net income per share	$0.04	$1.05

Diluted
Net income per share	$0.04	$1.03

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2020	2019
Net Income	$100	$2,447
Other comprehensive (loss)/income items:
Actuarial losses	(357)	(390)
Income tax benefit on actuarial losses	74	81
Reclassification adjustment for amortization of net actuarial losses	60	43
Income tax expense on reclassification adjustment	(12)	(9)
Other comprehensive loss:
Retirement benefits adjustment, net of income taxes	(235)	(275)

Total comprehensive (loss)/income	$(135)	$2,172

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2020	2019
Cash flows related to operating activities:
Net Income	$100	$2,447
Adjustments to reconcile net income to cash generated (used) by operating activities:
Depreciation and amortization	1,442	1,268
(Loss)/Gain on disposal of property	(1)	137
Stock based compensation	339	316
(Decrease)/Increase in allowance for doubtful accounts	(149)	167
Increase/(Decrease) in inventory reserve	283	(106)
Decrease in warranty reserve	(38)	(8)
Deferred income taxes	(30)	188

Change in assets and liabilities:
Accounts receivable	5,696	(2,764)
Inventories	(3,538)	(4,895)
Prepaid income taxes	(67)	(102)
Other current assets	139	(26)
Other non-current assets	-	49
Accounts payable	(2,859)	1,964
Accrued employee compensation and benefit costs	(634)	375
Other accrued liabilities	(126)	177
Post retirement obligation	168	92
Employee stock ownership trust payment	101	101

Net cash generated (used) by operating activities	826	(620)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(729)	(2,271)
Net cash used by investing activities	(729)	(2,271)

Cash flows related to financing activities:
Principal payments on long-term debt	(547)	(548)
Principal payments on equipment financing lease obligations	(294)	(285)
Proceeds from equipment note and equipment financing lease	-	721
Proceeds from line of credit	750	3,000
Purchase of treasury shares	(100)	(157)
Proceeds from paycheck protection program	4,000	-
Cash dividend	-	(409)

Net cash provided by financing activities	3,809	2,322

Net increase (decrease) in cash	3,906	(569)

Cash at beginning of year	2,029	2,598

Cash at end of year	$5,935	$2,029
Supplemental Cash Flow Information:
Equipment acquired through financing paid directly to vendor	$-	$333

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $188,000 at December 31, 2020 and $337,000 at December 31, 2019. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service sales, principally representing repair, are recognized at the time service is performed.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of December 31, 2020 and December 31, 2019 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $382,000 and $420,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or net realizable value adjustments and inventory determined to be slow moving are applied to the gross value of the inventory through a reserve of approximately $1,720,000 and $1,437,000 at December 31, 2020 and December 31, 2019, respectively. Pre-production and start-up costs are expensed as incurred.

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

- F8 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for tax purposes. Depreciation expense includes the amortization of capital lease assets. The estimated useful lives of depreciable properties are generally as follows:

Buildings and improvements	5-40 years
Machinery and equipment	5-20 years
Tooling	3-5 years

Income Taxes

	Years ended
	December 31,
	2020	2019	% Change

	($000's omitted)
Income tax expense	$(38)	$671	(105.7)%
Effective tax rate	(61.3)%	21.5%	(385.1)%

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as operating loss and credit carryforwards. The Company and its subsidiaries file a consolidated federal income tax return, combined New York, Texas, California and Connecticut state income tax returns and a separate Arkansas state income tax return.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2020 or December 31, 2019, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2020 and 2019. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2020 and December 31, 2019. During 2020, the 2017 federal tax return was selected for examination by the Internal Revenue Service. The Company does not anticipate any material adjustments as a result of this examination. The 2017 through 2020 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid, 2020 net of a refund, for the years ended December 31, 2020 and 2019 amounted to approximately $40,000 and $524,000, respectively. Interest paid, for the years ended December 31, 2020 and 2019 amounted to approximately $180,000 and $125,000, respectively.

- F9 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2020 and December 31, 2019.

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

The Company had sales of advanced technology products to two customers, including various divisions and subsidiaries of a common parent company, which represented more than 10% of consolidated revenues in 2020. In both 2020 and 2019 we had a concentration of sales to Customer A and Customer B representing approximately 48.9% of our consolidated revenues. No other customers of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 12, Business Segments, for disclosures related to business segments of the Company.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

- F10 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted

We consider the applicability and impact of all ASUs. Recent ASUs were assessed and determined to be either not applicable, or had and are expected to have minimal impact on our financial statements and related disclosures.

2.	Immaterial Correction of an Error in Prior Periods

Under ASC 715-60 Defined Benefit Plans-Other Postretirement the Company’s policy was to record actuarial gains and losses as a component of comprehensive income as they arise and to record the minimum amortization of net actuarial gain or loss as a component of net periodic benefit cost. Beginning in 2014, without making an accounting policy election, the Company incorrectly expensed substantially all of the actuarial loss related to its postretirement health and life insurance benefit plan as opposed to following its prior established policy. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company's prior period interim and annual consolidated financial statements. Since these revisions were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical financial statements presented herein. The Company has recorded a cumulative effect of the error to the opening equity as of December 31, 2018 to increase retained earnings and accumulated other comprehensive loss by $881,000.

The following table presents the effects of the error correction for the year ended December 31, 2019:

	Year Ended December 31, 2019
		($000's omitted)
	As Reported	Restatement	As Adjusted
Retained earnings	$20,484	$1,219	$21,703
Accumulated other comprehensive gain (loss)	98	(1,219)	(1,121)
Selling, general and administrative	9,313	(430)	8,883
Income tax provision	579	92	671
Other comprehensive income:
Retirement benefits adjustment, net of income taxes	63	(338)	(275)

Basic net income per share	$0.91	$0.14	$1.05
Diluted net income per share	$0.88	$0.15	$1.03

Net cash provided by operating activities, comprehensive income, or total equity were not affected by this correction.

3.	Inventories

	December 31,	December 31,
	2020	2019

	($000's omitted)
Raw material and common parts	$16,989	$14,707
Work-in-process	4,273	4,158
Finished goods	3,864	2,723
	25,126	21,588
Less inventory reserve	(1,720)	(1,437)
Total inventories	$23,406	$20,151

- F11 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property, Plant and Equipment

	December 31,	December 31,
	2020	2019

	($000's omitted)
Land	$7	$7
Buildings	11,359	11,017
Machinery, equipment and tooling	21,146	20,695
Construction in progress	198	331
	32,710	32,050
Less accumulated depreciation and amortization	(20,693)	(19,333)
Property, plant and equipment, net	$12,017	$12,717

Depreciation and amortization expense amounted to approximately $1,442,000 and $1,268,000 for the years ended December 31, 2020 and 2019, respectively. Depreciation expense amounted to approximately $1,368,000 and $1,178,000 for the years ended December 31, 2020 and 2019, respectively. Amortization expense primarily related to capital leases amounted to approximately $74,000 and $90,000 for years ended December 31, 2020 and 2019, respectively.

The Company’s Right of Use (‘ROU’) assets included in machinery, equipment and tooling had a net book value of approximately $610,000 ($728,000 – 2019).

As of December 31, 2020, there is approximately $198,000 ($331,000 – 2019) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $191,000 in CIP for the machinery and equipment and self-constructed assets, and $7,000 of computer equipment primarily at the Advance Technology Group.

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt

	December 31,	December 31,
	2020	2019
	($000's omitted)
Paycheck protection program payable to financial institutions: Interest rate of 1% per annum. Unforgiven portion is payable monthly until April 20, 2022 (A)	$4,000	$-

Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 2.15000% (B) (C)	3,750	3,000

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.554750%, monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 due December 1, 2021(C).	1,048	1,310

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.554750%, monthly principal payments of $23,810 through 2021(C).	286	571

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.8259% - 1.835015% as of December 31, 2020)(D)	310	468

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/ factor 1.822758% - 1.869304% at time of funding)(E)	534	670
	9,928	6,019
Less current portion	(2,635)	(849)
	$7,293	$5,170

A.)	On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP” Loan) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is being made through Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments on the unforgiven amount of principal, if any, and interest on the PPP Loan will be deferred until the date on which the loan forgiveness is determined or 10 months after the end of the borrower’s covered period if forgiveness is not requested.

B.)	At December 31, 2019, the Company had a $4,000,000 line of credit. As of March 20, 2020, the Company increased its line of credit to $6,000,000. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%. In addition, effective June 17, 2020, the Company is required to pay a commitment fee of 0.15% on the unused portion of the line of credit. The line of credit expires December 21, 2022. There was $3,750,000 balance outstanding at December 31, 2020 and $3,000,000 balance at December 31, 2019.

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2020 and December 31, 2019 the Company was in compliance with these covenants.

D.)	The Company had an equipment loan facility in the amount of $2,500,000 available until November 30, 2020. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $310,000 outstanding at December 31, 2020 and $468,000 balance outstanding at December 31, 2019.

E.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2019. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $534,000 outstanding at December 31, 2020 and $670,000 at December 31, 2019.

Principal maturities of long-term debt are as follows: 2021 - $2,635,000, 2022 - $6,037,000, 2023 - $1,154,000, and 2024 - $102,000. Remaining principal payments for the capital note and capital lease obligations for each of the next five years:

		December 31,
	Year	2020
		($000's omitted)
	2021	331
	2022	316
	2023	169
	2024	112
Total principal and interest payments		928
Less amount representing interest		(83)
Present value of net minimum lease payments		845
Less current portion		(301)
Long term principle payments		$544

6.	Employee Benefit Plans

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

- F14 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESOP shares are held by the plan trustees in a suspense account until allocated to participant accounts. Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula. Each year the Company makes contributions to the trust sufficient to enable the trust to repay the principal and interest due to the Company under the trust loans. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. The ESOP plan allows dividends on unallocated shares to be distributed to participants in cash, unless otherwise directed. ESOP shares released from the suspense account are allocated to participants on the basis of their relative taxable compensation in the year of allocation and/or on the participant’s account balance.

If Servotronics shares are not readily tradeable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE American. There were no outstanding shares subject to the repurchase obligation at December 31, 2020.

Since inception of the ESOP, 398,283 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2020 and 2019, 71,744 and 87,426 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 in both 2020 and 2019. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for the Company’s Chief Executive Officer and President, and a former executive of the Company (the Plan). Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance coverage and provide life insurance offered at the time of retirement. The Plan also provides a benefit to reimburse the participants of certain out-of-pocket medical or health related expenses. The retirees’ insurance benefits cease upon the death of the retired executive. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at December 31, 2020 and 2019 was approximately $2,529,000 and $2,126,000, respectively.

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the balances sheets at December 31, 2020 and 2019 consist of the following:

	December 31,	December 31,
	2020	2019
Long-term liabilities - retirement benefits and other	$2,529,000	$2,126,000

Accumulated other comprehensive loss, before income taxes:
Net actuarial loss	$1,716,000	$1,419,000

The estimated net loss to be amortized from AOCI to benefit cost during 2021 is approximately $77,000.

A reconciliation of the beginning and ending balances of accumulated postretirement benefit obligations is as follows:

	December 31,	December 31,
	2020	2019
Accumulated postretirement benefit obligations at the beginning of the year	$2,126,000	$1,730,000
Service Cost	38,000	30,000
Interest Cost	70,000	71,000
Actuarial loss	357,000	390,000
Benefits paid	(62,000)	(95,000)
Accumulated postretirement benefit obligations at the end of the year	$2,529,000	$2,126,000

Financial information for this Plan for the year ended December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
Pension cost	$168,000	$144,000
Company contribution and benefits paid	$62,000	$95,000

Assumptions used as of and for the years ended December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Discount rate used in determining
Benefit obligation	2.625%	3.375%
Pension cost	3.375%	4.250%

Medical inflation rate is estimated at 10% for the first year and then grading down by 0.5% for each year subsequent until a floor of 5% is reached. The assumption for mortality uses the PriH – 2012 with an improvement scale of MP 2020 (for 2019 the MP 2019 improvement scale was used).

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated postretirement benefit obligation for health care benefits are as follows:

	December 31,	December 31,
	2020	2019
Effect of 1% increase in health care trend rates:
Benefit obligation	$465,000	$399,000
Aggregate of service and interest cost	$28,000	$26,000

Effect of 1% decrease of health care trend rates:
Benefit obligation	$(356,000)	$(305,000)
Aggregate of service and interest cost	$(20,000)	$(19,000)

The Company is expected to make benefit payments as of December 31, 2020:

Years ending December 31,
2022	$69,000
2023	71,000
2024	73,000
2025	75,000
2026 - 2030	$403,000

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

The income tax provision from operations included in the consolidated statements of income consists of the following:

	Years Ended
	December 31,	December 31,
	2020	2019

	($000’s omitted)
Current:
Federal	$(47)	$455
State	(24)	45
	(71)	500
Deferred:
Federal	33	171
	33	171
	$(38)	$671

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from operations is as follows:

	Years Ended
	December 31,	December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
Permanent non-deductible expenses	105.8%	2.6%
Business credits	-61.7%	-3.0%
ESOP dividend	0.0%	-0.6%
Stock compensation	-7.6%	-0.1%
Foreign-derived intangible income deduction	-55.7%	-1.2%
State taxes, net of federal benefit	-28.7%	1.3%
Other	-34.4%	1.5%
	-61.3%	21.5%

- F18 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019, the deferred tax assets (liabilities) were comprised of the following:

	Years Ended
	December 31,	December 31,
	2020	2019

	($000’s omitted)
Deferred Tax Assets:
Inventories	$455	$473
Accrued employees compensation and benefits costs	397	148
Postretirement obligation (accumulated other comprehensive income)	360	298
Accrued arbitration award and related liability	-	324
State net operating loss and credit carryforwards	147	236
Bad debt reserve	40	71
Warranty reserve	80	88
Other	67	-
Total deferred tax assets	1,546	1,638
Valuation allowance	(147)	(236)
Net deferred tax assets	1,399	1,402

Deferred tax liabilities:
Prepaid expenses	(62)	(32)
Property, plant and equipment	(1,200)	(1,238)
Total deferred tax liabilities	(1,262)	(1,270)
Net deferred tax assets	$137	$132

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2020, except for a valuation allowance of $147,000 ($236,000 – 2019) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2020, the Company has net operating loss carryforwards with full valuation allowances from Pennsylvania of approximately $1,620,000, which is no longer a benefit to the Company at December 31, 2020 because they ceased to filing a tax return in Pennsylvania. The Company also has a New York state tax credit carryforward at December 31, 2020 of approximately $147,000 ($139,000 – 2019), which begins to expire in 2023.

There are no uncertain tax positions or unrecognized tax benefits for 2020 and 2019. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. During 2020, the 2017 federal tax retain was selected for examination by the Internal Revenue Service. The Company does not anticipate any material adjustments as a result of this examination. The 2017 through 2020 federal and state tax returns remain subject to examination.

- F19 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Shareholders’ Equity

	Years Ended December 31, 2019 and 2020
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity
December 31, 2018	$19,669	$(846)	$523	$14,250	$(561)	$(1,522)	$31,513

Dividends declared ($0.16 per share)	(413)	-	-	-	-	-	(413)
Retirement benefits adjustment	-	(275)	-	-	101	-	(174)
Stock based compensation	-	-	-	108	-	208	316
Purchase of treasury shares	-	-	-	-	-	(157)	(157)
Net Income	2,447	-	-	-	-	-	2,447

December 31, 2019	$21,703	$(1,121)	$523	$14,358	$(460)	$(1,471)	$33,532

Retirement benefits adjustment	-	(235)	-	-	101	-	(134)
Stock based compensation	-	-	-	123	-	216	339
Purchase of treasury shares	-	-	-	-	-	(100)	(100)
Net Income	100	-	-	-	-	-	100

December 31, 2020	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

- F20 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2019, the Company has purchased 360,255 shares and there remain 89,745 shares available to purchase under this program. There were 5,232 shares purchased by the Company in 2019. As of December 31, 2020, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 shares purchased by the Company in 2020.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2012 Long-Term Incentive Plan. These shares vest quarterly over a twelve month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, will be recognized over the requisite service period. An aggregate of 11,328 restricted shares were issued on August 14, 2020 with a grant date fair value of $100,000.

The Company’s 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares

On January 1, 2020, 26,250 shares of restricted stock vested of which 9,543 shares were withheld by the Company for approximately $99,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

On May 25, 2018, the Company issued 78,750 shares of restricted stock to Executive Officers and certain key management of the Company under the Company’s 2012 Long-Term Incentive Plan. The restricted share awards have varying vesting periods between January 2020 and January 2021; however, these shares have voting rights and accrue dividends prior to vesting. The accrued dividends are paid upon vesting of the restricted shares. The aggregate amount of expense to the Company, measured based on grant date fair value is approximately $735,000 and has been recognized over the requisite service period.

- F21 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the years ended December 31, 2020 and 2019 is approximately $339,000 and $316,000, respectively, of stock-based compensation expense related to the restrictive share awards. We have approximately $286,000 in compensation to be recorded related to unvested shares to be recognized in 2021.

A summary of the status of restricted share awards granted under all employee plans is presented below:

		Weighted Average Grant Date Fair
	Shares	Value
Restricted Share Activity:
Unvested at December 31, 2018	80,894	$9.33

Granted in 2019	7,836	$12.77
Forfeited in 2019	2,000	$9.33
Vested in 2019	32,314	$9.75
Unvested at December 31, 2019	54,416	$9.58

Granted in 2020	11,328	$8.83
Vested in 2020	34,830	$9.11
Unvested at December 31, 2020	30,914	$9.24

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

	December 31,	December 31,
	2020	2019

	($000's omitted except for per share data)
Net Income	$100	$2,447
Weighted average common shares outstanding
(basic)	2,366	2,330
Unvested restricted stock	31	56
Weighted average common shares outstanding
(diluted)	2,397	2,386
Basic
Net income per share	$0.04	$1.05
Diluted
Net income per share	$0.04	$1.03

- F22 -

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

- F23 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid legal fees and disbursements of approximately $183,000 and $197,000 in the year ended December 31, 2020 and 2019, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at December 31, 2020 and 2019 of approximately $19,000 and $52,000, respectively, with this firm.

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

- F24 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Years Ended		Years Ended		Years Ended
	December 31,		December 31,		December 31,

	2020	2019	2020	2019	2020	2019
Revenues from unaffiliated customers	$40,782	$48,519	$9,062	$6,753	$49,844	$55,272

Cost of goods sold, inclusive of depreciation	(33,440)	(35,632)	(8,164)	(7,514)	(41,604)	(43,146)
Gross margin (loss)	7,342	12,887	898	(761)	8,240	12,126
Gross margin %	18.0%	26.6%	9.9%	(11.3)%	16.5%	21.9%

Selling, general and administrative	(6,245)	(6,158)	(1,753)	(2,725)	(7,998)	(8,883)
Interest	(170)	(97)	(10)	(28)	(180)	(125)
Total costs and expenses	(39,855)	(41,887)	(9,927)	(10,268)	(49,782)	(52,154)

Income (loss) before income tax provision	927	6,633	(865)	(3,515)	62	3,118

Income tax provision (benefit)	492	1,428	(530)	(757)	(38)	671
Net income/(loss)	$435	$5,205	$(335)	$(2,758)	$100	$2,447

Total assets	$40,826	$39,989	$9,502	$9,481	$50,328	$49,470
Capital expenditures	$661	$1,990	$68	$281	$729	$2,271

- F25 -