Form 10-Q
period 2021-03-31
SERVOTRONICS INC /DE/
filed 2021-05-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2021
Common Stock, $.20 par value	2,478,507

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Current assets:
Cash	$6,838	$5,935
Accounts receivable, net	7,698	7,636
Other receivables-employee retention credit (ERC)	1,593	-
Inventories, net	22,257	23,406
Prepaid income taxes	343	483
Other current assets	803	383
Total current assets	39,532	37,843

Property, plant and equipment, net	11,675	12,017

Deferred income taxes	133	137

Other non-current assets	331	331

Total Assets	$51,671	$50,328

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$2,197	$2,334
Current portion of capitalized loan/lease obligations	378	301
Dividend payable	-	12
Accounts payable	1,757	1,599
Accrued employee compensation and benefits costs	2,148	1,649
Other accrued liabilities	899	874
Total current liabilities	7,379	6,769
Long-term debt	7,515	7,293
Post retirement obligation	2,534	2,529

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,406,763 (2,416,683- 2020) shares	523	523
Capital in excess of par value	14,492	14,481
Retained earnings	22,344	21,803
Accumulated other comprehensive loss	(1,341)	(1,356)
Employee stock ownership trust commitment	(359)	(359)
Treasury stock, at cost 135,999 (126,079 - 2020) shares	(1,416)	(1,355)
Total shareholders' equity	34,243	33,737

Total Liabilities and Shareholders' Equity	$51,671	$50,328

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATING INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$9,060	$15,448

Cost of goods sold, inclusive of depreciation and amortization	8,067	10,736
Gross margin	993	4,712

Operating Expenses:
Selling, general and administrative	1,973	2,268
Operating (loss)/income	(980)	2,444

Other income/(expense):
Other income: employee retention credit (ERC)	1,730	-
Interest expense	(61)	(42)
Total other income/(expense)	1,669	(42)

Income before income tax provision	689	2,402

Income tax provision	148	504

Net income	$541	$1,898

Income per share:
Basic
Net income per share	$0.23	$0.80

Diluted
Net income per share	$0.22	$0.79

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$541	$1,898

Other comprehensive income items:
Actuarial gains	19	-
Income tax expense on actuarial gain	(4)	-
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	15	-

Total comprehensive income	$556	$1,898

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows related to operating activities:
Net Income	$541	$1,898
Adjustments to reconcile net income to net cash generated (used) by operating activities:
Depreciation and amortization	356	354
Stock based compensation	31	85
Increase in inventory reserve	58	75
Increase in allowance for doubtful accounts	36	69
Deferred income taxes	4	-
Change in assets and liabilities:
Accounts receivable	(98)	80
Other receivables-ERC	(1,593)	-
Inventories	1,091	(3,383)
Prepaid income taxes	140	373
Other current assets	(420)	(87)
Accounts payable	146	72
Accrued employee compensation and benefit costs	499	145
Post retirement obligation	20	99
Other accrued liabilities	25	(102)

Net cash generated (used) by operating activities	836	(322)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(14)	(413)

Net cash used by investing activities	(14)	(413)

Cash flows related to financing activities:
Principal payments on long-term debt	(637)	(136)
Principal payments on equipment financing lease/note obligations	(85)	(73)
Proceeds from equipment note and equipment financing lease	384	-
Proceeds from line of credit	500	750
Purchase of treasury shares	(81)	(100)

Net cash provided by financing activities	81	441

Net increase (decrease) in cash	903	(294)

Cash at beginning of period	5,935	2,029

Cash at end of period	$6,838	$1,735

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated financial statements should be read in conjunction with the 2020 annual report and the notes thereto.

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

Cash

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking accounts and savings accounts.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $224,000 at March 31, 2021 and $188,000 at December 31, 2020. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Our revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service sales, principally representing repairs, are recognized at the time of shipment of goods.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of March 31, 2021 and December 31, 2020 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $382,000. This amount is reflected in other accrued liabilities in the accompanying balance sheets. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,778,000 and $1,720,000 at March 31, 2021 and December 31, 2020, respectively. Pre-production and start-up costs are expensed as incurred.

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

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for income tax purposes. Depreciation expense includes the amortization of ROU (Right of Use) assets. The estimated useful lives of depreciable properties are generally as follows:

Buildings and improvements	5-40 years
Machinery and equipment	5-20 years
Tooling	3-5 years

Income Taxes

	For the Three Months Ended
	March 31,
	2021	2020	% Change

	($000's omitted)
Income tax expense	$148	$504	(70.6)%
Effective tax rate	21.5%	21.0%	2.4%

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2021 or December 31, 2020, and did not recognize any interest and/or penalties in its consolidated statements of income during the three months ended March 31, 2021 and 2020. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2021 and December 31, 2020. During 2020, the 2017 federal income tax return was randomly selected for examination by the Internal Revenue Service. During the first quarter of 2021, the Company received a final determination letter stating that the examination of the 2017 federal income tax return was completed with no changes made to the reported tax liability. The 2017 through 2020 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were no income taxes paid during the three months ended March 31, 2021 and 2020. Interest paid amounted to approximately $51,000 and $42,000, respectively, during the three months ended March 31, 2021 and 2020.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2021 and December 31, 2020.

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

3.       Inventories

	March 31,	December 31,
	2021	2020

	($000's omitted)
Raw material and common parts	$16,677	$16,989
Work-in-process	3,587	4,273
Finished goods	3,770	3,864
	24,034	25,126
Less inventory reserve	(1,777)	(1,720)
Total inventories	$22,257	$23,406

4.	Property, Plant and Equipment

	March 31,	December 31,
	2021	2020

	($000's omitted)
Land	$7	$7
Buildings	11,363	11,359
Machinery, equipment and tooling	21,175	21,146
Construction in progress	179	198
	32,724	32,710
Less accumulated depreciation	(21,049)	(20,693)
Total property, plant and equipment	$11,675	$12,017

Depreciation and amortization expense amounted to approximately $356,000 and $354,000 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense amounted to approximately $339,000 and $336,000 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense primarily related to capital leases amounted to approximately $17,000 and $18,000 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there is approximately $179,000 ($198,000 – December 31, 2020) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $173,000 in CIP for the machinery and equipment and self-constructed assets ($191,000 – December 2020), $5,000 of computer equipment ($7,000 – December 2020) and $1,000 for building improvements ($0 – December 2020) primarily related to the Advance Technology Group.

5.	Long-Term Debt

	March 31,	December 31,
	2021	2020

	($000's omitted)
Paycheck protection program payable to financial institutions: Interest rate of 1% per annum. Unforgiven portion is payable monthly until April 20, 2022 (A)	$4,000	$4,000

Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 2.15000% (B)( C)	4,250	3,750

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.515130%, monthly principal payments of $21,833 through 2021 with a balloon payment of $286,000 due December 1, 2021(C).	483	1,048

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.515130%, monthly principal payments of $23,810 through December 1, 2021(C).	214	286

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.7955% - 1.8350% as of March 31, 2021)(D)	872	534

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/ factor 1.8227% - 1.8690% at time of funding)(E)	271	310
	10,090	9,928
Less current portion	(2,575)	(2,635)
	$7,515	$7,293

A.)	On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP” Loan) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is being made through Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments on the unforgiven amount of principal, if any, and interest on the PPP Loan will be deferred until the date on which the loan forgiveness is determined or 10 months after the end of the borrower’s covered period if forgiveness is not requested.

B.)	The Company has a $6,000,000 line of credit. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%. In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. The line of credit expires December 21, 2022. There was $4,250,000 balance outstanding at March 31, 2021 and $3,750,000 balance at December 31, 2020.

C.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At March 31, 2021 and December 31, 2020 the Company was in compliance with these covenants.

D.)	The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. During the three months ended March 31, 2021, approximately $384,500 was drawn on this facility. There was approximately $872,000 outstanding at March 31, 2021 and $534,000 balance outstanding at December 31, 2020.

E.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $271,000 outstanding at March 31, 2021 and $310,000 at December 31, 2020.

Principal maturities of long-term debt are as follows: 2021 - $2,483,000; 2022 - $7,115,000; 2023 - $231,000; 2024 – $178,000; and 2025 and beyond - $83,000. Remaining principal payments for the capital note and capital lease obligations for each of the next five years:

	March 31,	December 31,
	2021	2020

	($000's omitted)
2021	322	331
2022	392	316
2023	246	169
2024	188	112
2025 & beyond	91	-
Total principal and interest payments	1,239	928
Less amount representing interest	(96)	(83)
Present value of net minimum loan/lease payments	1,143	845
Less current portion	(378)	(301)
Long term principle payments	$765	$544

6.	Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for the Company’s Chief Executive Officer and President, and a former executive of the Company (the Plan). Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance coverage and provide life insurance offered at the time of retirement. The Plan also provides a benefit to reimburse the participants of certain out-of-pocket medical or health related expenses. The retirees’ insurance benefits cease upon the death of the retired executive. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at March 31, 2021 and December 31, 2020 was approximately $2,534,000 and $2,529,000, respectively and has been accrued and reflected in Post Retirement Obligation in the accompanying balance sheets.

Benefit cost for the three months ended March 31, 2021 and 2020 totaled $46,000 and $99,000, respectively.

7.	Shareholders’ Equity

	Three-month Period Ended March 31, 2021
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Loss	Stock	par value	ESOT	stock	equity
December 31, 2020	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement benefits adjustment	-	15	-	-	-	-	15
Stock based compensation	-	-	-	11	-	20	31
Purchase of treasury shares	-	-	-	-	-	(81)	(81)
Net Income	541	-	-	-	-	-	541
March 31, 2021	$22,344	$(1,341)	$523	$14,492	$(359)	$(1,416)	$34,243

	Three-month Period Ended March 31, 2020
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity
December 31, 2019	$20,484	$98	$523	$14,358	$(460)	$(1,471)	$33,532

Stock based compensation	-	-	-	33	-	52	85
Purchase of treasury shares	-	-	-	-	-	(100)	(100)
Net Income	1,898	-	-	-	-	-	1,898
March 31, 2020	$22,382	$98	$523	$14,391	$(460)	$(1,519)	$35,415

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2021, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2021.

On January 1, 2021, 25,250 shares of restricted stock vested of which 9,920 shares were withheld by the Company for approximately $81,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the applicable equity plan.

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

Included in three months ended March 31, 2021 and December 31, 2020 is approximately $25,000 and $336,000, respectively, of stock-based compensation expense related to the restrictive share awards.

	Shares	Weighted Average Grant Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2020	30,914	$9.24

Vested in 2021	28,082	$9.28
Unvested at March 31, 2021	2,832	$8.83

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

	Three Months Ended
	March 31,
	2021	2020

	($000's omitted except per share data)
Net Income	$541	$1,898
Weighted average common shares outstanding
(basic)	2,404	2,363
Unvested restricted stock	3	27
Weighted average common shares outstanding
(diluted)	2,407	2,390
Basic
Net income per share	$0.23	$0.80
Diluted
Net income per share	$0.22	$0.79

8.	Litigation

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

The Company paid legal fees and disbursements of approximately $19,000 and $95,000 in the three month periods ended March 31, 2021 and 2020, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at March 31, 2021 of approximately $20,000 and no unpaid legal expenses accrued at March 31, 2020.

10.	Employee Retention Credit

The employee retention credit (ERC) for 2020 was established under the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”) and provided for changes in the employee retention credit for 2020 and provided an additional credit for the first and second calendar quarters of 2021.

The Company evaluated its eligibility for the employee retention credit for the first quarter of 2021. In order to qualify for the ERC in the first quarter of 2021, the Company needed to experience a 20% reduction in gross receipts from either (1) the same quarter in 2019 or (2) the immediate preceding quarter to the corresponding calendar quarter in 2019. It was determined that the Company qualified for the employee retention credit under both scenarios for March 31, 2021. As a result, as of March 31, 2021 approximately $1,730,000 was recognized in other income for the employee retention credit.

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

As of March 31, 2021, the Company had total assets of approximately $51,671,000 ($50,328,000 – December 31, 2020) of which approximately $42,360,000 ($40,826,000 – December 31, 2020) was for ATG and approximately $9,311,000 ($9,502,000 – December 31, 2020) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2021	2020	2021	2020	2021	2020
Revenues from unaffiliated customers	$7,223	$13,814	$1,837	$1,634	$9,060	$15,448

Cost of goods sold, inclusive of depreciation	(6,210)	(9,366)	(1,857)	(1,370)	$(8,067)	(10,736)
Gross margin	1,013	4,448	(20)	264	993	4,712
Gross margin %	14.0%	32.2%	(1.1)%	16.2%	11.0%	30.5%

Selling, general and administrative	(1,585)	(1,743)	(388)	(525)	(1,973)	(2,268)
Total operating costs and expenses	(7,795)	(11,109)	(2,245)	(1,895)	(10,040)	(13,004)
Operating (loss)/income	(572)	2,705	(408)	(261)	(980)	2,444

Other income: employee retention credit (ERC)	1,413	-	317	-	1,730	-
Interest expense	(60)	(38)	(1)	(4)	(61)	(42)
Total other income/(expense)	1,353	(38)	316	(4)	1,669	(42)

Income (loss) before income tax provision	781	2,667	(92)	(265)	689	2,402

Income tax provision (benefits)	168	560	(20)	(56)	148	504
Net income/(loss)	$613	$2,107	$(72)	$(209)	$541	$1,898
Capital expenditures	$10	$413	$4	$-	$14	$413

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended March 31, 2021 and 2020, approximately 80% and 89%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the three months ended March 31, 2021 and 2020, approximately 20% and 11% of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was a decrease in revenue in the three months ended March 31, 2021 from 2020 of approximately $6,388,000. This is due to a decrease in shipments and price/mix at the ATG of approximately $6,591,000 partially offset by a net increase in shipments and a decrease in price/mix at the CPG of approximately $203,000.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components.

The ATG is broadening its product portfolio to include new designs/architectures to supplement its core competencies and is engaging with both existing and new customers (domestic and foreign) to find suitable applications for these new designs/architectures. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations based on changes in the global economy and other factors.

The ATG and CPG continue to respond to U.S. government procurement requests for quotes. New product development activities are ongoing at both locations. We continue to assess potential acquisitions of new product lines at both segments.

See also Note 11, Business Segments, of the accompanying condensed consolidated financial statements for information concerning business segment operating results.

Business Environment

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. The COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders. Accordingly, the Company experienced declines in revenue for the most recently completed first quarter compared to the same period of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

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

As of the date of this quarterly 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: the Company’s ability to procure materials from suppliers or to meet delivery requirements and commitments to our customers; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability or desire of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services.

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

In addition, the employee retention credit (“ERC”) is a refundable tax credit against certain employment taxes. The ERC was established under the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”) and the American Rescue Plan Act of 2021 (“ARPA”). Under the CARES Act, a company needed a more than 50% decline in gross receipts in 2020, compared to the same quarter in 2019, in order to use the gross receipts test to be eligible for the credit. The Company determined it did not qualify for the ERC for 2020 as it did not satisfy the gross receipts test for any quarter in 2020.

The Relief Act provided for changes in the ERC for 2020 and provided an additional credit for the first and second quarters of 2021. The Relief Act revised the gross receipts test so a company that has had a more than 20% decline in gross receipts in 2021, compared to the same quarter in 2019, satisfies the gross receipts test. In addition, the Relief Act allows a company to elect to use the gross receipts from the immediately preceding quarter, and compare these prior quarter gross receipts to the same quarter in 2019, rather than the current quarter.

The Company evaluated its eligibility for the ERC for the first quarter of 2021. Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts. All employees of the ATG and CPG are treated as a single employer for purposes of the ERC.

It was determined that the Company qualified for the ERC under both scenarios for March 31, 2021. As a result, as of March 31, 2021 approximately $1,730,000 was recognized in other income for the ERC.

The ARPA extended the ERC to the third and fourth quarters of 2021. The Company expects to be eligible for the ERC for a similar amount at least through the second quarter of 2021.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2021 and 2020:

	($000's omitted except per share data)
	Three Months Ended		Three Months Ended
	March 31,		March 31,		2021 vs 2020
	2021		2020		Dollar	% Increase
	Dollars	% of Sales	Dollars	% of Sales	Change	(Decrease)
Revenues:
Advanced Technology	$7,223	79.7%	$13,814	89.4%	$(6,591)	(47.7)%
Consumer Products	1,837	20.3%	1,634	10.6%	203	12.4%
	9,060	100.0%	15,448	100.0%	(6,388)	(41.4)%

Cost of goods sold, inclusive of depreciation and amortization	8,067	89.0%	10,736	69.5%	(2,669)	(24.9)%
Gross margin	993	11.0%	4,712	30.5%	(3,719)	(78.9)%
Gross margin %	11.0%		30.5%

Selling, general and administrative	1,973	21.8%	2,268	14.7%	(295)	(13.0)%
Total operating costs and expenses	10,040	110.8%	13,004	84.2%	(2,964)	(22.8)%
Operating (loss)/income	(980)	(10.8)%	2,444	15.8%	(3,424)	(140.1)%

Other income: employee retention credit (ERC)	(1,730)	(19.1)%	-	-	(1,730)	-
Interest expense	61	0.7%	42	0.3%	19	45.2%
Total other income/(expense)	(1,669)	(18.4)%	42	0.3%	(1,711)	(4073.8)%

Income before income tax provision	689	7.6%	2,402	15.5%	(1,713)	(71.3)%

Income tax provision	148	1.6%	504	3.3%	(356)	(70.6)%
Net income	$541	6.0%	$1,898	12.3%	$(1,357)	(71.5)%

Revenue

The Company’s consolidated revenues from operations decreased approximately $6,388,000 or (41.4)% for the three month period ended March 31, 2021 when compared to the same period in 2020. This is due to a decrease at the ATG of approximately $6,591,000 or (47.7)% slightly offset by an increase at the CPG of approximately $203,000 or 12.4%.

The consolidated decrease for the three month period ended in March 31, 2021 when compared to the same three month period ended March 31, 2020 is attributable to a decrease in units shipped at the ATG of approximately $7,055,000 offset slightly by an increase in price/mix of units shipped of approximately $464,000. Additionally, there was an increase in shipments at the CPG of approximately $149,000 and an increase of approximately $54,000 in price/mix of units shipped as compared to the same period ended March 31, 2020.

Gross Margin

The Company’s consolidated gross margins from operations decreased approximately $3,719,000 or (78.9)% for the three month period ended March 31, 2021 when compared to the same period in 2020.

Gross margin decreased in the three month period due to lower units shipped at the ATG of approximately $769,000 and an increase in costs per units shipped including the underutilization of production resources of approximately $2,666,000 as compared to the same period in 2020. In addition there was an increase in costs per units shipped including the underutilization of production resources of approximately $360,000 at the CPG offset slightly by an increase in units shipped of approximately $76,000 as compared to the same period in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) decreased approximately $295,000 or (13.0)% for the three month period ended March 31, 2021 when compared to the same period in 2020. The decrease is driven by the ATG due to lower compensation and benefits and legal fees of approximately $380,000 offset by an increase of professional fees of approximately $217,000 and decreases at the CPG of trade show, travel and sales promotion expenses of approximately $144,000. All other SG&A expenditures increased approximately $12,000 for the three month period ended March 31, 2021 compared to the same period in 2020.

Other Income

The Company evaluated its eligibility for the ERC for the first quarter of 2021. Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts. All employees of the ATG and CPG are treated as a single employer for purposes of the ERC.

It was determined that the Company qualified for the ERC for March 31, 2021. As a result, as of March 31, 2021 approximately $1,730,000 was recognized in other income for the ERC.

Operating (Loss)/Income

Income from operations decreased approximately $3,424,000 or (140.1)% when comparing the three month period ended March 31, 2021 to the same period in 2020 as operating income at the ATG was lower by approximately $3,247,000 and the CPG was lower by approximately $177,000.  The consolidated decrease is primarily the result of decreases in revenue partially offset by decreases in SG&A costs as discussed earlier.

Interest Expense

Interest expense increased approximately $19,000 or 45.2% primarily due to the line of credit and Paycheck Protection Program (the “PPP Loan”) at the ATG for the three month period ended March 31, 2021 compared to the same period in 2020. See also Note 5, Long-Term Debt, of the accompanying condensed consolidated financial statements for information on long-term debt.

Net Income

Income decreased approximately $1,357,000 or (71.5)% when comparing the three month period ended March 31, 2021 to the same period in 2020 as net income at the ATG was lower by approximately $1,470,000 while the net loss at the CPG decreased by approximately $113,000. The consolidated decrease is primarily the result of decreases in revenue partially offset by the employee retention credit and decreases in SG&A costs as discussed earlier.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, and principal payments on debt. At March 31, 2021, the Company had working capital of approximately $32,153,000 ($30,123,000 – March 2020) of which approximately $6,838,000 ($1,735,000 – March 2020) was comprised of cash. The increase in working capital is primarily attributable to an increase in inventory with a decrease of accounts payable at the ATG offset by a reduction in accounts receivable at the ATG due to lower shipments. The push out of orders related to the COVID-19 pandemic has contributed to the high levels of finished goods and other inventories at the ATG during the three months ended March 31, 2021. The Company continues to focus on inventory management in light of this period of uncertainty with respect to short and long-term industry demand.

The Company generated approximately $836,000 in cash from operations during the three month period ended March 31, 2021 as compared to a usage of cash of approximately $322,000 during the same period in 2020. Cash was generated primarily through net income and adjustments to reconcile net income of approximately $1,026,000 offset by a net usage for the changes in assets and liabilities of approximately $190,000.

The Company’s primary use of cash in its investing activities in the three month period ended March 31, 2021 are for building improvements of approximately $14,000 primarily for production requirements at the ATG.

The Company’s primary providing of cash in its financing activities in the three month period ended March 31, 2021 include proceeds from the line of credit of approximately $500,000 and proceeds from the equipment note of approximately $384,000, respectively, partially offset by approximately $637,000 of principal payments on long-term debt, approximately $85,000 of principal payments on equipment financing obligations and approximately $81,000 to satisfy statutory minimum withholding tax requirements for participants who elected this option as permitted under the applicable equity plan.

The COVID-19 pandemic could impact our liquidity. Lower production schedules, possible inability of our customers to make timely payments to us, and similar factors could lower cash generated from operations and adversely affect our financial position.

On March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000.  As of July 31, 2020, the Company extended the line of credit to expire December 31, 2022. As of July 31, 2020, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%.  In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit.  There was $4,250,000 balance outstanding at March 31, 2021 and $3,750,000 balance at December 31, 2020.

The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $644,000 outstanding at March 31, 2021 and $310,000 outstanding as of December 31, 2020.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2021. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in SEC reports under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2021, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

 OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than litigation incidental to the business, which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

2021 Periods	Total Number of Shares Purchased		Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January	9,920	(2)	$8.26	-	89,385
February	-		-	-	89,385
March	-		-	-	89,385
Total	9,920		$8.26	0	89,385

(1)    The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2021, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2021.

(2)    Includes 9,920 shares withheld by the Company in January 2021 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

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

Date: May 14, 2021

SERVOTRONICS, INC.

By:	/s/ Kenneth D. Trbovich, Chief Executive Officer
Kenneth D. Trbovich
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer