Form 10-K/A
period 2020-12-31
SERVOTRONICS INC /DE/
filed 2021-07-06
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A
 (Amendment No. 1)

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

As of March 1, 2021, the number of $.20 par value common shares outstanding was 2,478,507

Explanatory Note

Servotronics, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on April 6, 2021 (“Original Filing”) to amend and restate in its entirety Item 9A, Controls and Procedures.

The Company determined that management’s evaluation of the effectiveness of internal control over financial reporting was not based on a suitable, recognized control framework in accordance with Exchange Act Rule 13a-15(c). While the Company has designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, the Company has determined that it did not use a recognized control framework to conduct management’s evaluation since at least December 31, 2017. Subsequent to the filing date of the Original Filing, an evaluation of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This Amendment No. 1 includes management’s assessment on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2020.

Notwithstanding the existence of the material weakness described in Part II. Item 9A – “Controls and Procedures,” the Company believes that the consolidated financial statements in the Original Filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles.

This Amendment No. 1 also amends Item 15 of Part IV of the Original Filing solely to include as exhibits the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

Item 9A.	Controls and Procedures

(i)       Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) required by Exchange Act Rule 13a-15(e), the Company’s principal executive officer and principal financial officer have concluded that as of December 31, 2020 the Company’s disclosure controls and procedures were not effective as a result of the inaccurate disclosure in the Original Filing with respect to the Company’s evaluation of internal control over financial reporting.

(ii)       Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company determined that its previous disclosure regarding management’s evaluation of the effectiveness of internal control over financial reporting was inaccurate as such evaluation was not based on a suitable, recognized control framework in accordance with Exchange Act Rule 13a-15(c). Subsequent to the filing date of the Original Filing, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). For effective internal control, each of the five COSO components and the underlying 17 principles must be present and functioning and operate together in an integrated manner. The COSO components are (1) control environment, (2) risk assessment, (3) control activities, (4) information and communication and (5) monitoring activities. Management’s initial evaluation of the Company’s internal control over financial reporting, which included transactional testing performed by a third-party as well as ongoing observation and evaluation of controls by management in connection with the audit of the Company’s financial statements, identified significant deficiencies relating to inventory and the accounting for post retirement benefit obligations, however such significant deficiencies were not considered to be material weaknesses. The subsequent evaluation using the COSO framework indicated that the Company did not fully consider and document the COSO components and principles on a timely basis. Management has concluded that the combination of the failure to monitor whether the components of internal control were present and functioning at December 31, 2020 and the previously identified significant deficiencies, in aggregate, constitute a “major deficiency” and a material weakness. Under the COSO framework, when a major deficiency exists a company cannot conclude that it has met the requirement for an effective system of internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected in a timely basis by the Company’s internal controls. As a result, management has concluded that the Company’s internal control over financial reporting was not effective at December 31, 2020.

Management has begun implementing a remediation plan which includes the development of enhanced internal control review procedures and documentation standards aligned with the COSO components and principles. The Company anticipates having those procedures and standards in place in the third and fourth quarters of 2021 to allow management to fully evaluate the Company’s internal control over financial reporting at December 31, 2021.

Notwithstanding the existence of the above-mentioned material weakness, the Company believes that the consolidated financial statements in the Original Filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles.

(iii)        Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 15.	Exhibits and Financial Statement Schedules

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

July 6, 2021	By	/s/ Lisa F. Bencel
Lisa F. Bencel
Chief Financial Officer