Form 10-Q
period 2021-06-30
SERVOTRONICS INC /DE/
filed 2021-08-13
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☒      No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ◻ Accelerated filer ◻ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻      No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2021
Common Stock, $.20 par value	2,491,667

Table of Contents

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$9,640	$5,935
Accounts receivable, net	7,899	7,636
Other receivables-employee retention credit (ERC)	999	—
Inventories, net	21,307	23,406
Prepaid income taxes	198	483
Other current assets	744	383
Total current assets	40,787	37,843

Property, plant and equipment, net	11,320	12,017

Deferred income taxes	129	137

Other non-current assets	327	331

Total Assets	$52,563	$50,328

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,560	$2,334
Current portion of capitalized loan/lease obligations	376	301
Dividend payable	—	12
Accounts payable	1,347	1,599
Accrued employee compensation and benefits costs	2,208	1,649
Other accrued liabilities	1,130	874
Total current liabilities	9,621	6,769
Long-term debt	4,925	7,293
Post retirement obligation	2,547	2,529

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,419,923 (2,416,683 - 2020) shares	523	523
Capital in excess of par value	14,497	14,481
Retained earnings	23,530	21,803
Accumulated other comprehensive loss	(1,325)	(1,356)
Employee stock ownership trust commitment	(359)	(359)
Treasury stock, at cost 122,839 (126,079 - 2020) shares	(1,396)	(1,355)
Total shareholders’ equity	35,470	33,737

Total Liabilities and Shareholders’ Equity	$52,563	$50,328

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATING INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$10,028	$13,504	$19,088	$28,952

Costs of goods sold, inclusive of depreciation and amortization	8,156	10,484	16,223	21,220
Gross margin	1,872	3,020	2,865	7,732

Operating Expenses:
Selling, general and administrative	2,209	1,748	4,182	4,016
Operating (loss)/income	(337)	1,272	(1,317)	3,716

Other income/(expense):
Other income: employee retention credit (ERC)	1,914	—	3,644	—
Interest expense	(66)	(50)	(127)	(92)
Total other income/(expenses)	1,848	(50)	3,517	(92)

Income before income tax provision	1,511	1,222	2,200	3,624

Income tax provision	325	257	473	761

Net income	$1,186	$965	$1,727	$2,863

Income per share:
Basic
Net Income per share	$0.49	$0.41	$0.72	$1.21

Diluted
Net income per share	$0.49	$0.40	$0.72	$1.20

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($000’s omitted)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Income	$1,186	$965	$1,727	$2,863

Other comprehensive income items:
Actuarial gain	20	—	39	—
Income tax expense on actuarial gain	(4)	—	(8)	—
Other comprehensive income:
Retirement obligation, net of taxes	16	—	31	—

Total comprehensive income	$1,202	$965	$1,758	$2,863

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows related to operating activities:
Net Income	$1,727	$2,863
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	714	718
Stock based compensation	56	172
Increase/(Decrease) in allowance doubtful accounts	9	(181)
(Decrease)/Increase in inventory reserve	(19)	132
Increase/(Decrease) in warranty reserve	10	(133)
Decrease in deferred income taxes	8	—
Change in assets and liabilities:
Accounts receivable	(272)	3,106
Other receivables - ERC	(999)	—
Inventories	2,118	(5,076)
Prepaid income taxes	285	583
Other current assets	(361)	(120)
Accounts payable	(264)	(715)
Accrued employee compensation and benefit costs	559	3
Post retirement obligations	49	198
Other accrued liabilities	246	(74)

Net cash generated by operating activities	3,866	1,476

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(13)	(593)

Net cash used by investing activities	(13)	(593)

Cash flows related to financing activities:
Principal payments on long-term debt	(774)	(274)
Principal payments on equipment financing lease obligations	(177)	(148)
Proceeds from equipment note and equipment financing lease obligations	384	—
Proceeds from line of credit	500	750
Proceeds from paycheck protection program	—	4,000
Purchase of treasury shares	(81)	(100)

Net cash (used)/generated by financing activities	(148)	4,228

Net increase in cash	3,705	5,111

Cash at beginning of period	5,935	2,029

Cash at end of period	$9,640	$7,140

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated financial statements should be read in conjunction with the 2020 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $197,000 at June 30, 2021 and $188,000 at December 31, 2020. The Company does not accrue interest on past due receivables.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty and repair obligations are assessed on all returns.  Revenue is not recorded on any warranty returns.  The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances.  As of June 30, 2021 and December 31, 2020 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $392,000 and $382,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns covered under a customer contract at the contractual price and terms.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,701,000 and $1,720,000 at June 30, 2021 and December 31, 2020, respectively. Pre-production and start-up costs are expensed as incurred.

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

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for income tax purposes. Depreciation expense includes the amortization of right-of-use (“ROU“) assets accounted for as finance leases. The estimated useful lives of depreciable properties are generally as follows:

Buildings and improvements	5-40 years
Machinery and equipment	5-20 years
Tooling	3‑5 years

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

	For the Six Months Ended
	June 30,
	2021	2020	% Change

	($000's omitted)
Income tax expense	$473	$761	(37.8)%
Effective tax rate	21.5%	21.0%	2.4%

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2021 or December 31, 2020, and did not recognize any interest and/or penalties in its consolidated statements of income during the three and six months ended June 30, 2021 and 2020. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2021 and December 31, 2020. The 2017 through 2020 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the six months ended June 30, 2021 and 2020 amounted to approximately $180,000 and $42,000, respectively. Interest paid during the six months ended June 30, 2021 and 2020 amounted to approximately $73,000 and $84,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our Consumer Products Group (“CPG”), we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group.   Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2021 and December 31, 2020.

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

3.           Inventories

	June 30,	December 31,
	2021	2020

	($000's omitted)
Raw material and common parts	$16,161	$16,989
Work-in-process	3,166	4,273
Finished goods	3,681	3,864
	23,008	25,126
Less inventory reserve	(1,701)	(1,720)
Total inventories	$21,307	$23,406

4.           Property, Plant and Equipment

	June 30,	December 31,
	2021	2020

	($000's omitted)
Land	$7	$7
Buildings	11,363	11,359
Machinery, equipment and tooling	21,187	21,146
Construction in progress	167	198
	32,724	32,710
Less accumulated depreciation and amortization	(21,404)	(20,693)
Total property, plant and equipment	$11,320	$12,017

Depreciation and amortization expense amounted to approximately $358,000 and $363,000 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense primarily related to ROU assets amounted to approximately $17,000 and $17,000 for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense amounted to approximately $714,000 and $718,000 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $34,000 and $35,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there is approximately $167,000 ($198,000 – December 31, 2020) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects.  There is approximately $160,000 in CIP for machinery & equipment and self-constructed assets ($191,000 – December 2020), $6,000 for computer equipment ($7,000 – December 2020) and $1,000 for building improvements ($0 – December 2020) primarily related to the Advanced Technology Group.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.           Long-Term Debt

	June 30,	December 31,
	2021	2020

	($000’s omitted)
Paycheck protection program payable to financial institutions: Interest rate of 1% per annum. Unforgiven portion is payable monthly until April 20, 2022 (A)	$4,000	$4,000

Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 2.15000% (B)(C)	4,250	3,750

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.492130%, monthly principal payments of $21,833 through 2021 with a balloon payment of $286,000 due December 1, 2021(C).	417	1,048

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.492130%, monthly principal payments of $23,810, maturity date December 1, 2021(C).	143	286

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.795530% - 1.835015% as of June 30, 2021)(D)	819	534

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/ factor 1.822758% - 1.869304% at time of funding)(E)	232	310
	9,861	9,928
Less current portion	(4,936)	(2,635)
	$4,925	$7,293

A.)	On April 21, 2020, the Company executed a promissory note (the "Note") in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the "SBA") and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act"). The PPP Loan is being made through the Bank of America, NA (the "Lender"). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred on the unforgiven amount, if any, until the date on which loan forgiveness is determined. On August 4, 2021, the Company submitted a PPP Loan forgiveness application to the Lender. The Lender has 60 days to review and process the forgiveness application. When the Lender has completed its review, they are required to notify the SBA regarding their determination of whether all or a portion of the PPP loan may be forgiven. The SBA has 90 days from receipt to approve or reject the forgiveness application. As of the date of this filing, the Company has not received any determination of approval of its application from the Lender or the SBA. The Company has elected to account for the PPP Loan under ASC 470 “Debt” and will record the forgiveness, as applicable, when notified by the SBA.
B.)	The Company has a $6,000,000 line of credit. The interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%. In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. The line of credit expires December 21, 2022. There was $4,250,000 balance outstanding at June 30, 2021 and $3,750,000 balance at December 31, 2020.
C.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At June 30, 2021 and December 31, 2020 the Company was in compliance with these covenants.
D.)	The Company has an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. During the six months ended June 30, 2021, approximately $384,500 was drawn on this facility. There was approximately $819,000 outstanding at June 30, 2021 and $534,000 balance outstanding at December 31, 2020.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $232,000 outstanding at June 30, 2021 and $310,000 at December 31, 2020.

Principal maturities of long-term debt are as follows:  2021 - $2,754,000; 2022 - $6,614,000; 2023 - $231,000; 2024 - $178,000; and 2025 and beyond - $84,000.  Remaining principal payments and interest payments for the capital note and capital equipment financing lease obligations for each of the next five years:

		June 30,	December 31,
	Year	2021	2020

		($000’s omitted)

	2021	$230	$331
	2022	393	316
	2023	246	169
	2024	188	112
	2025+	90	—
Total principal and interest payments		1,147	928
Less amount representing interest		(96)	(83)
Present value of net minimum lease payments		1,051	845
Less current portion		(376)	(301)
Long-term principle payments		$675	$544

6.            Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for the Company’s Chief Executive Officer and President, and a former executive of the Company (the Plan).  Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance coverage and provide life insurance offered at the time of retirement.  The Plan also provides a benefit to reimburse the participants of certain out-of-pocket medical or health related expenses.  The retirees’ insurance benefits cease upon the death of the retired executive. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at June 30, 2021 and December 31, 2020 was approximately $2,547,000 and $2,529,000, respectively and has been accrued and reflected in Post Retirement Obligation in the accompanying condensed consolidated balance sheets.

Benefit cost for the three months ended June 30, 2021 and 2020 totaled $46,000 and $99,000, respectively. Benefit costs for the six months ended June 30, 2021 and 2020 totaled $92,000 and $198,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.           Shareholders’ Equity

	Six-month Period Ended June 30, 2021
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity

December 31, 2020	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement obligation, net of taxes	—	15	—	—	—	—	15
Stock based compensation	—	—	—	11	—	20	31
Purchase of treasury shares	—	—	—	—	—	(81)	(81)
Net Income	541	—	—	—	—	—	541

March 31, 2021	$22,344	$(1,341)	$523	$14,492	$(359)	$(1,416)	$34,243

Retirement obligation, net of taxes	—	16	—	—	—	—	16
Stock based compensation	—	—	—	5	—	20	25
Net Income	1,186	—	—	—	—	—	1,186

June 30, 2021	$23,530	$(1,325)	$523	$14,497	$(359)	$(1,396)	$35,470

	Six-month Period Ended June 30, 2020
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2019	$20,484	$98	$523	$14,358	$(460)	$(1,471)	$33,532

Stock based compensation	—	—	—	33	—	52	85
Purchase of treasury shares	—	—	—	—	—	(100)	(100)
Net Income	1,898	—	—	—	—	—	1,898

March 31, 2020	$22,382	$98	$523	$14,391	$(460)	$(1,519)	$35,415

Stock based compensation	—	—	—	39	—	48	87
Net Income	965	—	—	—	—	—	965

June 30, 2020	$23,347	$98	$523	$14,430	$(460)	$(1,471)	$36,467

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2021, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares and 360 shares purchased by the Company during the six month period ended June 30, 2021 and 2020, respectively.

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

The Company issued to the non-employee directors 13,160 shares of restricted stock to vest quarterly over a twelve month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of the expense to the Company, measured based on the grant date fair value, will be recognized over the requisite service period. The aggregate of 13,160 restricted shares were issued on May 14, 2021 with a grant date fair value of $100,000.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in six months ended June 30, 2021 and December 31, 2020 is approximately $50,000 and $336,000, respectively, of stock-based compensation expense related to the restrictive share awards.

		Weighted Average
		Grant Date Fair
	Shares	Value
Restricted Share Activity:
Unvested at the year ended December 31, 2020	30,914	$9.24

Granted	13,160	$7.60
Vested	30,914	$9.24
Unvested at June 30, 2021	13,160	$7.60

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	($000’s omitted except per share data)
Net Income	$1,186	$965	$1,727	$2,863
Weighted average common shares outstanding (basic)	2,402	2,364	2,398	2,364
Unvested restricted stock	13	25	13	25
Weighted average common shares outstanding (diluted)	2,415	2,389	2,411	2,389
Basic
Net income per share	$0.49	$0.41	$0.72	$1.21
Diluted
Net income per share	$0.49	$0.40	$0.72	$1.20

8.           Litigation

In the course of its business, the Company is subject to a variety of claims and lawsuits that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Because litigation outcomes are inherently unpredictable, the Company's evaluation of legal proceedings often involves a series of complex assessments by management, after consulting with legal counsel, about future events and can rely heavily on estimates and assumptions. The Company carries liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has pending litigation relative to leases of certain equipment and real property with a former related party. Aero, Inc. is suing Servotronics, Inc. and its wholly owned subsidiary and has alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. The discovery of the action is complete, and a trial is scheduled to commence in the third quarter of 2021 in the Supreme Court of the State of New York, County of Erie. The Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. Accordingly, no gain or loss has been recognized in the accompanying financials statements related to this litigation.

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the "Defendants"). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee's employment by the Company as well as intentional and negligent infliction of emotional distress. The complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

There are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.           Related Party Transactions

The Company paid legal fees and disbursements of approximately $44,000 and $132,000 in the six month period ended June 30, 2021 and 2020, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended June 30, 2021 and 2020 amounted to approximately $25,000 and $37,000, respectively. Additionally, the Company had accrued unbilled legal fees at June 30, 2021 and 2020 of approximately $20,000 and $25,000, respectively, with this firm.

10.           Employee Retention Credit

The employee retention credit (ERC) for 2020 was established under the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”) provided for changes in the employee retention credit for 2020 and provided an additional credit for the first and second calendar quarters of 2021.

The Company evaluated its eligibility for the employee retention credit for the three and six months ending June 30, 2021. In order to qualify for the ERC in the second quarter of 2021, the Company needed to experience a 20% reduction in gross receipts from either (1) the same quarter in 2019 or (2) the immediate preceding quarter to the corresponding calendar quarter in 2019. It was determined that the Company qualified for the employee retention credit under both scenarios for June 30, 2021. As a result, for the three and six month periods ending June 30, 2021 approximately $1,914,000 and $3,644,000, respectively was as recognized in other income for the employee retention credit.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the Company had identifiable assets of approximately $52,563,000 ($50,328,000 – December 31, 2020) of which approximately $43,300,000 ($40,826,000 – December 31, 2020) was for ATG and approximately $9,263,000 ($9,502,000 – December 31, 2020) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Revenues from unaffiliated customers	$15,046	$25,044	$4,042	$3,908	$19,088	$28,952

Cost of goods sold, inclusive of depreciation	(12,452)	(17,860)	(3,771)	(3,360)	(16,223)	(21,220)
Gross margin	2,594	7,184	271	548	2,865	7,732
	17.2%	28.7%	6.7%	14.0%	15.0%	26.7%

Selling, general and administrative	(3,346)	(3,145)	(836)	(871)	(4,182)	(4,016)
Total operating costs and expenses	(15,798)	(21,005)	(4,607)	(4,231)	(20,405)	(25,236)
Operating (loss)/income	(752)	4,039	(565)	(323)	(1,317)	3,716

Other income: employee retention credit (ERC)	2,986	—	658	—	3,644	-
Interest expense	(125)	(84)	(2)	(8)	(127)	(92)
Total other income/(expense)	2,861	(84)	656	(8)	3,517	(92)

Income (loss) before income tax provision	2,109	3,955	91	(331)	2,200	3,624

Income tax provision (benefits)	$453	$830	$20	$(69)	$473	$761
Net income /(loss)	$1,656	$3,125	$71	$(262)	$1,727	$2,863
Capital expenditures	$10	$541	$3	$52	$13	$593

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June		June		June
	2021	2020	2021	2020	2021	2020
Revenues from unaffiliated customers	$7,823	$11,230	$2,205	$2,274	$10,028	$13,504

Cost of goods sold, inclusive of depreciation	(6,242)	(8,494)	(1,914)	(1,990)	(8,156)	(10,484)
Gross margin	1,581	2,736	291	284	1,872	3,020
Gross margin %	20.2%	24.4%	13.2%	12.4%	18.7%	22.4%

Selling, general and administrative	(1,761)	(1,402)	(448)	(346)	(2,209)	(1,748)
Total operating costs and expenses	(8,003)	(9,896)	(2,362)	(2,336)	(10,365)	(12,232)
Operating (loss)/income	(180)	1,334	(157)	(62)	(337)	1,272

Other income: employee retention credit (ERC)	1,573	—	341	-	1,914	—
Interest expense	(65)	(46)	(1)	(4)	(66)	(50)
Total other income/(expense)	1,508	(46)	340	(4)	1,848	(50)

Income (loss) before income tax provision	1,328	1,288	183	(66)	1,511	1,222

Income tax provision (benefits)	285	270	40	(13)	325	257
Net income /(loss)	$1,043	$1,018	$143	$(53)	$1,186	$965
Capital expenditures	$—	$128	$(1)	$52	$(1)	$180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the six months ended June 30, 2021 and 2020, approximately 79% and 87%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers.  During the six months ended June 30, 2021 and 2020, approximately 21% and 13%, respectively, of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers.  There was a decrease in consolidated revenue in the six months ended June 30, 2021 from 2020 of approximately $9,864,000.  This is primary due to a decrease in shipments and price/mix at the ATG of approximately $9,998,000 partially offset by an increase in shipments and price/mix at the CPG of approximately $134,000.

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

Business Environment

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. The COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders. Accordingly, the Company experienced declines in revenue for the most recently completed six months compared to the same period of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

The Company is focused on ensuring ample liquidity to meet its business needs. To that end, during April 2020, the Company received a loan under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of $4,000,000. See “Liquidity and Capital Resources” below for additional information regarding the Company’s credit facility and the PPP loan.

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

The Company evaluated its eligibility for the ERC for the first and second quarters of 2021. Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts. All employees of the ATG and CPG are treated as a single employer for purposes of the ERC.

It was determined that the Company qualified for the ERC under both scenarios for the six and three month period ended June 30, 2021 and March 31, 2021.  As a result, as of June 30, 2021 approximately $3,644,000 was recognized in other income for the ERC.

The ARPA extended the ERC to the third and fourth quarters of 2021.  The Company will monitor for eligibility for the ERC for the remaining quarters of 2021.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the six months and three months ended June 30, 2021 and 2020 ($000’s omitted):

	($000's omitted except per share data)
	Six Months Ended June 30,
	2021		2020		2021 vs 2020
		% of		% of	Dollar	% Increase
	Dollars	Sales	Dollars	Sales	Change	(Decrease)
Revenues:
Advanced Technology Group	$15,046	78.8%	$25,044	86.5%	$(9,998)	(39.9)%
Consumer Products Group	4,042	21.2%	3,908	13.5%	134	3.4%
	19,088	100.0%	28,952	100.0%	(9,864)	(34.1)%

Cost of goods sold, inclusive of depreciation and amortization	(16,223)	85.0%	(21,220)	73.3%	4,997	(23.5)%
Gross margin	2,865	15.0%	7,732	26.7%	(4,867)	(62.9)%
Gross margin %	15.0%		26.7%

Selling, general and administrative	(4,182)	21.9%	(4,016)	13.9%	(166)	4.1%
Total operating costs and expenses	(20,405)	106.9%	(25,236)	87.2%	4,831	(19.1)%
Operating (loss)/income	(1,317)	(6.9)%	3,716	12.8%	(5,033)	(135.4)%

Other income: employee retention credit (ERC)	3,644	19.1%	—	—	3,644	—
Interest expense	(127)	(0.7)%	(92)	(0.3)%	(35)	38.0%
Total other income/(expense)	3,517	18.4%	(92)	(0.3)%	3,609	3,922.8%

Income before income tax provision	2,200	11.5%	3,624	12.5%	(1,424)	(39.3)%

Income tax provision	473	2.5%	761	2.6%	(288)	(37.8)%
Net income	$1,727	9.0%	$2,863	9.9%	$(1,136)	(39.7)%

	($000's omitted except per share data)
	Three Months Ended June 30,
	2021		2020		2021 vs 2020
		% of		% of	Dollar	% Increase
	Dollars	Sales	Dollars	Sales	Change	(Decrease)
Revenues:
Advanced Technology Group	$7,823	78.0%	$11,230	83.2%	$(3,407)	(30.3)%
Consumer Products Group	2,205	22.0%	2,274	16.8%	(69)	(3.0)%
	10,028	100.0%	13,504	100.0%	(3,476)	(25.7)%

Cost of goods sold, inclusive of depreciation and amortization	(8,156)	81.3%	(10,484)	77.6%	2,328	(22.2)%
Gross margin	1,872	(18.7)%	3,020	(22.4)%	(1,148)	(38.0)%
Gross margin %	18.7%		22.4%

Selling, general and administrative	(2,209)	22.0%	(1,748)	12.9%	(461)	26.4%
Total operating costs and expenses	(10,365)	103.4%	(12,232)	90.6%	1,867	(15.3)%
Operating (loss)/income	(337)	(3.4)%	1,272	9.4%	(1,609)	(126.5)%

Other income: employee retention credit (ERC)	1,914	19.1%	—	—%	1,914	—
Interest expense	(66)	(0.7)%	(50)	(0.4)%	(16)	32.0%
Total other income/(expense)	1,848	18.4%	(50)	(0.4)%	1,898	3,796.0%

Income before income tax provision	1,511	15.1%	1,222	9.0%	289	23.6%

Income tax provision	325	3.2%	257	1.9%	68	26.5%
Net income	$1,186	11.8%	$965	7.1%	$221	22.9%

Revenue

The Company’s consolidated revenues from operations decreased approximately $9,864,000 or (34.1)% for the six month period ended June 30, 2021 when compared to the same period in 2020.  This is due to a decrease in shipments offset by an increase in price/mix at the ATG of approximately $9,998,000 or (39.9)% offset by an increase in shipments and price/mix at the CPG of approximately $134,000 or 3.4%.

The decrease in revenue is attributable to a decrease in shipments at the ATG of approximately $10,717,000 partially offset by an increase in price/mix of units shipped of approximately $719,000.  Additionally, there was an increase in shipments at the CPG of approximately $37,000 and an increase in price/mix of units shipped of approximately $97,000 for the six month period ended June 30, 2021 when compared to the same period in 2020.

The Company’s consolidated revenues from operations decreased approximately $3,476,000 or (25.7)% for the three month period ended June 30, 2021 when compared to the same period in 2020.  This is due to a decrease at the ATG and the CPG of approximately $3,407,000 or (30.3)% and approximately $69,000 or (3.0)%, respectively.

The consolidated decrease for the three month period ended in June 30, 2021 when compared to the same three month period ended June 30, 2020 is attributable to a decrease in units shipped at the ATG of approximately $3,662,000 offset slightly by an increase in price/mix of units shipped of approximately $255,000.  Additionally, there was a decrease in shipments at the CPG of approximately $112,000 and an increase of approximately $43,000 in price/mix of units shipped as compared to the same period ended June 30, 2020.

Gross Margin

The Company’s consolidated gross margins from operations decreased approximately $4,867,000 or (62.9)% for the six month period ended June 30, 2021 when compared to the same period in 2020.  The gross margins decreased at the ATG approximately $4,590,000 or (63.9)% and at the CPG approximately $277,000 or (50.5)%.

Gross margin decreased in the six month period due to an decrease in shipments at the ATG of approximately $1,891,000 and an increase in costs per units shipped including the underutilization of production resources of approximately $2,699,000 as compared to the same period in 2020.Additionally, gross margin decreased in the six month period due to a slight increase in shipments at the CPG of approximately $14,000 offset by an increase in costs per units shipped of approximately $291,000 as compared to the same period in 2020.

The Company’s consolidated gross margins from operations decreased approximately $1,148,000 or (38.0)% for the three month period ended June 30, 2021 when compared to the same period in 2020.  The gross margins decreased at the ATG approximately $1,155,000 or (42.2)% offset slightly by an increase at the CPG approximately $7,000 or 2.5%.

Gross margin decreased in the three month period due to a decrease in shipments at the ATG of approximately $1,122,000 and an increase in cost per units shipped including the underutilization of production resources of approximately $33,000 as compared to the same period in 2020.  This is partially offset by the CPG with a decrease in cost per units shipped of approximately $62,000 offset by a decrease in shipments of approximately $69,000 as compared to the same period in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased approximately $166,000 or 4.1% for the six month period ended June 30, 2021 when compared to the same period in 2020.  The increase is driven by the ATG due to higher legal and professional services fees of approximately $420,000 and an expense for bad debt in 2021 versus a reversal of bad debt expense for both ATG and CPG of approximately $211,000.  This is partially offset by decrease in salary and wages for both companies of approximately $397,000.  All other SG&A expenditures decreased approximately $68,000 for the six month period ended June 30, 2021 compared to the same period in 2020.

SG&A expenses increased approximately $461,000 or 26.4% for the three month period ended June 30, 2021 when compared to the same period in 2020.  The increase is driven by the ATG due to higher legal and professional services fees of approximately $348,000 and a charge for bad debt in 2021 versus a reversal of bad debt expense for both ATG and CPG of approximately $249,000.  This is partially offset by a net decrease in salary and wages at the ATG and CPG of approximately $210,000.  All other SG&A expenditures increased approximately $74,000 for the three month period ended June 30, 2021 compared to the same period in 2020.

Other Income

The Company evaluated its eligibility for the ERC for the first and second quarter of 2021.  Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts.  All employees of the ATG and CPG are treated as a single employer for purposes of the ERC.

It was determined that the Company qualified for the ERC for both the three month period ended June 30, 2021 and March 31, 2021.  As a result, for the six month period ended June 30, 2021 the company recognized approximately $3,644,000 and for the three month period ended June 30, 2021 recognized approximately $1,914,000.  The amounts were recorded in other income.

Operating (Loss)/Income

Income from operations decreased approximately $5,033,000 or (135.4)% when comparing the six month period ended June 30, 2021 to the same period in 2020 as operating income at the ATG was lower by approximately $4,791,000 and the CPG was lower by approximately $242,000.  The consolidated decrease is primarily the result of decreases in revenue.

Income from operations decreased approximately $1,609,000 or (126.5)% when comparing the three month period ended June 30, 2021 to the same period in 2020 as operating income at the ATG was lower by approximately $1,514,000 and the CPG was lower by approximately $95,000.  The consolidated decrease is primarily the result of decreases in revenue and increases in selling, general and administrative expenses.

Interest Expense

Interest expense increased by 38.0% and 32.0% in the six and three month periods ended June 30, 2021, respectively, when compared to the same period in 2020.  This is primarily due to the equipment lease/note and usage of the line of credit for the ATG for the six and three month periods ended June 30, 2021 compared to the same period in 2020.  See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Income Taxes

The Company's effective tax rate was approximately 21.5% and 21.0% for the three and six month periods ended June 30, 2021 and 2020, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures and the federal tax credit for research and development expenditures.

Net Income

Net income for the six month period ended June 30, 2021 decreased approximately $1,136,000 or (39.7)% when compared to the same period in 2020. This decrease is primarily the result of a decrease in revenue at the ATG and a net increase in selling, general and administrative expenses.  Net income for the three month period ended June 30, 2021 increased approximately $221,000 or 22.9% when compared to the same period in 2020.  This increase is primarily the result of a decrease in revenue and an increase in selling, general and administrative expenses at both business segments, offset by the inclusion of the employee retention credits for both business segments.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs; primarily inventory, accounts receivable, accounts payable, and principal payments on debt. At June 30, 2021, the Company had working capital of approximately $31,166,000 ($35,247,000 – June 2020) of which approximately $9,640,000 ($7,140,000 – June 2020) was comprised of cash.  The decrease in working capital is primarily attributable to a decrease in inventory at the ATG. The Company continues to focus on inventory management in light of this period of uncertainty with respect to short and long-term industry demand.

The Company generated approximately $3,866,000 in cash from operations during the six month period ended June 30, 2021 as compared to generating cash of approximately $1,476,000 during the same period in 2020. Cash was generated primarily through net income and adjustments to reconcile net income of approximately $2,505,000 and lower inventory of approximately $2,118,000 offset by the net usage of approximately $757,000 for all other accounts.

The Company’s primary use of cash in its investing activities in the three month period ended June 30, 2021 are for building improvements of approximately $13,000 primarily for production requirements at the ATG.

The Company’s primary providing of cash in its financing activities in the six month period ended June 30, 2021 include proceeds from the line of credit of approximately $500,000 and proceeds from the equipment note of approximately $384,000, partially offset by approximately $774,000 of principal payments on long-term debt, approximately $177,000 of principal payments on equipment financing obligations and approximately $81,000 to satisfy statutory minimum withholding tax requirements for participants who elected this option as permitted under the applicable equity plan.

The COVID-19 pandemic could impact our liquidity.  Lower production schedules, possible inability of our customers to make timely payments to us, and similar factors could lower cash generated from operations and adversely affect our financial position.

On March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000. As of July 31, 2020, the Company extended the line of credit to expire December 31, 2022. As of June 30, 2021, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%.  In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. There was $4,250,000 balance outstanding at June 30, 2021 and $3,750,000 balance at December 31, 2020.

The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $819,000 outstanding at June 30, 2021 and $534,000 outstanding as of December 31, 2020.

On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act”). The PPP Loan is being made through the Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%.  Payments of principal and interest on the PPP Loan will be deferred until the SBA remits the loan forgiveness amount to the Lender. Payments on any unforgiven amounts will begin on the date on which loan forgiveness is determined.

At the time of application, the Company determined that the loan was necessary in order to secure the Company’s ability to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of December 31, 2020, the Company incurred payroll costs and other eligible qualifying expenses within the 24-week covered period after receipt of the PPP loan, that the Company believes to be consistent with the terms of the PPP Loan. The Company submitted the PPP loan forgiveness application on August 4, 2021.  The SBA has 90 days from the date of receipt to approve or reject the application.  As of the date of this filing the Company has not received any determination of its application. No assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2021. Based upon that evaluation, the PEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company's internal control over financial reporting reported in the Company's amended Annual Report on Form 10-K for the year ended December 31, 2020.

Changes in Internal Controls

As reported in the Company's amended Annual Report on Form 10-K for the year ended December 31, 2020, management identified a material weakness in the Company's internal control over financial reporting relating to the failure to monitor whether the components of internal control are present and functioning in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 ("COSO"). The Company has begun its remediation process which includes the development of enhanced internal control review procedures and documentation standards aligned with the COSO components and principles, however, there have not been sufficient opportunities to conclude that the enhanced procedures and documentation is operating effectively. Except for the implementation of the remediation plan, there have been no changes during the period covered by this report to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares that may yet be
	Total Number of		Weighted Average	Announced Plans or	Purchased under the
2021 Periods	Shares Purchased		Price $ Paid Per Share	Programs (1)	Plans or Programs (1)
January - March	9,920	(2)	$8.26	—	89,385
April	—		—	—	89,385
May	—		—	—	89,385
June	—		—	—	89,385
Total	9,920		$8.26	—	89,385
(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2021, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the six month period ended June 30, 2021.
(2)	Includes 9,920 shares withheld by the Company in January 2021 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

As previously disclosed, on June 8, 2021, the Company's Board of Directors placed Kenneth D. Trbovich on a paid administrative leave from his positions as Chief Executive Officer and President of the Company pending an internal investigation. That investigation is ongoing as of the date of this filing. During Mr. Trbovich's absence, the responsibilities of the Chief Executive Officer and President of the Company will be carried out by other Company personnel, led by James C. Takacs, the Company's Chief Operating Officer.

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
101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 13, 2021

SERVOTRONICS, INC.

By:	/s/ James C. Takacs, Principal Executive Officer
James C. Takacs
Principal Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer