Form 10-Q
period 2021-09-30
SERVOTRONICS INC /DE/
filed 2021-11-15
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2021
Common Stock, $.20 par value	2,491,667

Table of Contents

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Current assets:
Cash	$11,826	$5,935
Accounts receivable, net	8,151	7,636
Other receivables-employee retention credit (ERC)	1,028	—
Inventories, net	20,620	23,406
Prepaid income taxes	465	483
Other current assets	626	383
Total current assets	42,716	37,843

Property, plant and equipment, net	11,048	12,017

Deferred income taxes	125	137

Other non-current assets	324	331

Total Assets	$54,213	$50,328

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$423	$2,334
Current portion of capitalized loan/lease obligations	378	301
Dividend payable	—	12
Accounts payable	1,568	1,599
Accrued employee compensation and benefits costs	2,158	1,649
Other accrued liabilities	3,553	874
Total current liabilities	8,080	6,769
Long-term debt	4,829	7,293
Post retirement obligation	2,556	2,529

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,419,923 (2,416,683 - 2020) shares	523	523
Capital in excess of par value	14,498	14,481
Retained earnings	26,768	21,803
Accumulated other comprehensive loss	(1,310)	(1,356)
Employee stock ownership trust commitment	(359)	(359)
Treasury stock, at cost 122,839 (126,079 - 2020) shares	(1,372)	(1,355)
Total shareholders’ equity	38,748	33,737

Total Liabilities and Shareholders’ Equity	$54,213	$50,328

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$10,915	$10,297	$30,003	$39,249

Costs of goods sold, inclusive of depreciation and amortization	9,143	10,462	25,366	31,682
Gross margin income/(loss)	1,772	(165)	4,637	7,567

Operating Expenses:
Selling, general and administrative	2,721	2,096	6,903	6,112
Legal settlement awards	1,890	—	1,890	—
Total operating expenses	4,611	2,096	8,793	6,112
Operating (loss)/income	(2,839)	(2,261)	(4,156)	1,455

Other income/(expense):
Employee retention credit (ERC)	1,978	—	5,622	—
Paycheck Protection Program loan forgiveness	4,000	—	4,000	—
Interest expense	(5)	(42)	(132)	(134)
Total other income/(expense)	5,973	(42)	9,490	(134)

Income/(loss) before income tax provision	3,134	(2,303)	5,334	1,321

Income tax (benefit)/ provision	(104)	(521)	369	240

Net income/(loss)	$3,238	$(1,782)	$4,965	$1,081

Income per share:
Basic
Net income (loss) per share	$1.34	$(0.75)	$2.07	$0.46
Diluted
Net income (loss) per share	$1.34	$(0.75)	$2.06	$0.45

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income/(loss)	$3,238	$(1,782)	$4,965	$1,081

Other comprehensive income items:
Actuarial gain	19	—	58	—
Income tax expense on actuarial gain	(4)	—	(12)	—
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	15	—	46	—

Total comprehensive income (loss)	$3,253	$(1,782)	$5,011	$1,081

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

($000’s omitted except per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows related to operating activities:
Net Income	$4,965	$1,081
Adjustments to reconcile net income to net cash generated/(used) by operating activities:
Paycheck Protection Program loan forgiveness	(4,000)	—
Depreciation and amortization	1,043	1,072
Gain on disposal of property	—	(1)
Stock based compensation	81	255
Decrease in doubtful accounts	(34)	(150)
(Decrease)/increase in inventory reserve	(75)	240
Increase/(decrease) in warranty reserve	14	(133)
Deferred income taxes	12	—
Change in assets and liabilities:
Accounts receivable	(481)	6,564
Other receivables: employee retention credit	(1,028)	—
Inventories	2,861	(5,242)
Prepaid income taxes	18	(352)
Other current assets	(242)	(148)
Other non-current assets	—	1
Accounts payable	(31)	(1,213)
Dividends payable	(12)	(1)
Accrued employee compensation and benefit costs	509	6
Other accrued liabilities	2,665	147
Postretirement benefits	73	—
Net cash generated by operating activities	6,338	2,126

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(68)	(708)
Net cash (used) by investing activities	(68)	(708)

Cash flows related to financing activities:
Principal payments on long-term debt	(911)	(410)
Principal payments on equipment financing lease obligations	(271)	(220)
Proceeds from equipment note and equipment financing lease obligations	384	—
Proceeds from the line of credit	500	750
Purchase of treasury shares	(81)	(100)
Proceeds from Paycheck Protection Program	—	4,000
Net cash (used) generated by financing activities	(379)	4,020
Net increase in cash	5,891	5,438
Cash at beginning of period	5,935	2,029
Cash at end of period	$11,826	$7,467

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated financial statements should be read in conjunction with the 2020 annual report and the notes thereto.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $154,000 at September 30, 2021 and $188,000 at December 31, 2020. The Company does not accrue interest on past due receivables.

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

(Unaudited)

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of September 30, 2021 and December 31, 2020 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $396,000 and $382,000, respectively. This amount is reflected in other accrued expenses in the accompanying consolidated balance sheets. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,645,000 and $1,720,000 at September 30, 2021 and December 31, 2020, respectively. Pre-production and start-up costs are expensed as incurred.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Buildings and improvements	5-40 years
Machinery and equipment	5-20 years
Tooling	3‑5 years

Income Taxes

	For the Nine Months Ended
	September 30,
	2021	2020	% Change

	($000’s omitted)
Income Tax Expense	$369	$240	53.8%
Effective tax rate	6.9%	18.2%	(62.1)%

The decrease in the effective tax rate during the nine months ended September 30, 2021 was primarily due to a decrease in permanent deductible expenses, primarily the PPP loan forgiveness and other permanent differences. In addition, there are other permanent deductions that decreased the effective tax rate and our investments in research and development has increased the R&D credit.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2021 or December 31, 2020, and did not recognize any interest and/or penalties in its consolidated statements of income and (loss) during the three and nine months ended September 30, 2021 and 2020. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2021 and December 31, 2020. The 2017 through 2020 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid during the nine months ended September 30, 2021 and 2020 amounted to approximately $345,000 and $425,000, respectively. Interest paid during the nine months ended September 30, 2021 and 2020 amounted to approximately $110,000 and $116,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our Consumer Products Group (“CPG”), we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2021 and December 31, 2020.

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

Recent Accounting Pronouncements Adopted

We consider the applicability and impact of all accounting standards updates (ASUs). Recent ASUs were assessed and determined to be either not applicable, or had and are expected to have minimal impact on our financial statements and related disclosures.

3.           Inventories

	September 30,	December 31,
	2021	2020

	($000’s omitted)
Raw material and common parts	$16,266	$16,989
Work-in-process	2,760	4,273
Finished goods	3,239	3,864
	22,265	25,126
Less inventory reserve	(1,645)	(1,720)
Total inventories	$20,620	$23,406

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.           Property, Plant and Equipment

	September 30,	December 31,
	2021	2020

	($000’s omitted)
Land	$7	$7
Buildings	11,363	11,359
Machinery, equipment and tooling	21,193	21,146
Construction in progress	215	198
	32,778	32,710
Less accumulated depreciation and amortization	(21,730)	(20,693)
Total property, plant and equipment	$11,048	$12,017

Depreciation and amortization expense amounted to approximately $329,000 and $356,000 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense primarily related to ROU assets amounted to approximately $8,000 and $15,000 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense amounted to approximately $1,043,000 and $1,072,000 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $42,000 and $50,000 for the nine months ended September 30, 2021 and 2020, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of September 30, 2021, there is approximately $215,000 ($198,000 – December 31, 2020) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $214,000 for machinery & equipment and self-constructed assets ($191,000 – December 2020), $0 for computer equipment ($7,000 – December 2020) and $1,000 for building improvements ($0 – December 2020) primarily related to the at the Advanced Technology Group.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.           Long-Term Debt

	September 30,	December 31,
	2021	2020

	($000’s omitted)
Paycheck protection progam payable to financial institutions: Interest rate of 1% per annum. Unforgiven portion is payable monthly until April 20, 2022 (A)	$—	$4,000

Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 2.15% (B)(C)	4,250	3,750

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.486%, monthly principle payments of $21,833 through 2021 with a balloon payment of $286,000 due December 1, 2021(C).	352	1,048

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.486%, monthly principal payments of $23,810 through December 1, 2021 (C).	71	286

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. Interest rate/factor 1.795535% - 1.835015% as of September 30, 2021.(D)	765	534

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. Interest rate/ factor 1.822758% - 1.869304% at time of funding)(E)	192	310
	5,630	9,928
Less current portion	(801)	(2,635)
Long-term debt	$4,829	$7,293

A.)	On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is being made through the Bank of America, NA (the “Lender”). The term of the PPP Loan is two years with an annual interest rate of 1.00%. Payments on the unforgiven amount of principal, if any, and interest on the PPP Loan will be deferred until the date on which loan forgiveness is determined or 10 months after the end of the borrower’s covered period if forgiveness is not requested.

The Company used approximately 60% of the PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted its forgiveness application to the Lender during the third quarter of 2021. During the third quarter, the entire loan in the amount of $4,000,000 and the accrued interest of $57,000 was forgiven by the SBA and a gain of $4,057,000 was recorded in “Other income/(expense)” in the Company’s condensed consolidated statements of operations.

B.)	The Company has a $6,000,000 line of credit. The interest rate is a rate per year is equal to the bank’s prime rate or Libor plus 2.15%. In addition, the Company is required to pay a commitment fee of 0.25% per year on the unused portion of the line of credit. There was $4,250,000 balance outstanding at September 30, 2021 and $3,750,000 balance at December 31, 2020.
C.)	The term loans and line of credit are secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At September 30, 2021 and December 31, 2020 the Company was in compliance with these covenants.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D.)	The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. During the nine months ended September 30, 2021, approximately $384,000 was drawn on this facility. There was approximately $765,000 outstanding at September 30, 2021 and $534,000 balance outstanding at December 31, 2020.
E.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $192,000 outstanding at September 30, 2021 and $310,000 at December 31, 2020.

Remaining principal maturities of long-term debt are as follows: 2021 - $524,000, 2022 - $4,614,000, 2023 - $231,000, 2024 - $178,000, 2025 - $77,000 and 2026 - $6,000. Remaining principal payments and interest payments for the capital note and capital equipment financing lease obligations for each of the next five years:

		September 30,	December 31,
	Year	2021	2020

		($000’s omitted)

	2021	$137	$331
	2022	393	316
	2023	246	169
	2024	188	112
	2025+	90	—
Total principal and interest payments		1,054	928
Less amount representing interest		(97)	(83)
Present value of net minimum lease payments		957	845
Less current portion		(378)	(301)
Long-term principle payments		$579	$544

6.            Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for the Company’s Chief Executive Officer and President, and a former executive of the Company (the Plan). Upon retirement and after attaining at least the age of 65, the Company will pay the annual cost of health insurance coverage and provide life insurance offered at the time of retirement. The Plan also provides a benefit to reimburse the participants of certain out-of-pocket medical or health related expenses. The retirees’ insurance benefits cease upon the death of the retired executive. The Plan is unfunded and the projected benefit obligation is actuarially determined on an annual basis as of December 31. Quarterly projections are developed from the annual actuarial valuation as adjusted for actual benefit costs during the quarter. Inherent in these valuations are key assumptions, including the discount rate and expected service and interest costs. As of September 30, 2021 and December 31, 2020 the future accumulated postretirement benefit obligation was approximately $2,556,000 and $2,529,000, respectively and has been accrued and reflected in Post Retirement Obligation in the accompanying condensed consolidated balance sheets.

Benefit cost for the three months ended September 30, 2021 and 2020 totaled $48,000 and $98,000, respectively. Benefit costs for the nine months ended September 30, 2021 and 2020 totaled $143,000 and $296,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.           Shareholders’ Equity

	Nine-month Period Ended September 30, 2021
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity

December 31, 2020	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement benefits adjustment	—	15	—	—	—	—	15
Stock based compensation	—	—	—	11	—	20	31
Purchase of treasury shares	—	—	—	—	—	(81)	(81)
Net Income	541	—	—	—	—	—	541

March 31, 2021	$22,344	$(1,341)	$523	$14,492	$(359)	$(1,416)	$34,243

Retirement benefits adjustment	—	16	—	—	—	—	16
Stock based compensation	—	—	—	5	—	20	25
Net Income	1,186	—	—	—	—	—	1,186

June 30, 2021	$23,530	$(1,325)	$523	$14,497	$(359)	$(1,396)	$35,470

Retirement benefits adjustment	—	15	—	—	—	—	15
Stock based compensation	—	—	—	1	—	24	25
Net Income	3,238	—	—	—	—	—	3,238

September 30, 2021	$26,768	$(1,310)	$523	$14,498	$(359)	$(1,372)	$38,748

	Nine-month Period Ended September 30, 2020
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2019	$20,484	$98	$523	$14,358	$(460)	$(1,471)	$33,532

Stock based compensation	—	—	—	33	—	52	85
Purchase of treasury shares	—	—	—	—	—	(100)	(100)
Net Income	1,898	—	—	—	—	—	1,898

March 31, 2020	$22,382	$98	$523	$14,391	$(460)	$(1,519)	$35,415

Stock based compensation	—	—	—	39	—	48	87
Net Income	965	—	—	—	—	—	965

June 30, 2020	$23,347	$98	$523	$14,430	$(460)	$(1,471)	$36,467

Stock based compensation	—	—	—	29	—	54	83
Net Loss	(1,782)	—	—	—	—	—	(1,782)

September 30, 2020	$21,565	$98	$523	$14,459	$(460)	$(1,417)	$34,768

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2021, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares and 360 shares purchased by the Company during the nine month period ended September 30, 2021 and 2020, respectively.

On January 1, 2021, 25,250 shares of restricted stock vested of which 9,920 shares were withheld by the Company for approximately $81,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the applicable equity plan.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2012 Long-Term Incentive Plan. These shares vest quarterly over a twelve month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, will be recognized over the requisite service period. An aggregate of 13,160 restricted shares were issued on August 13, 2021 with a grant date fair value of $100,000.

Included in nine months ended September 30, 2021 and December 31, 2020 is approximately $75,000 and $336,000, respectively, of stock-based compensation expense related to the restrictive share awards.

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2020	30,914	$9.24

Granted	13,160	7.60
Vested	34,206	9.08
Unvested at September 30, 2021	9,868	$7.60

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	($000’s omitted except per share data)
Net (Loss) Income	$3,238	$(1,782)	$4,965	$1,081
Weighted average common shares outstanding (basic)	2,410	2,363	2,404	2,358
Unvested restricted stock	10	34	10	34
Weighted average common shares outstanding (diluted)	2,420	2,397	2,414	2,392
Basic
Net (loss) income per share	$1.34	$(0.75)	$2.07	$0.46
Diluted
Net (loss) income per share	$1.34	$(0.75)	$2.06	$0.45

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.           Litigation

In the course of its business, the Company is subject to a variety of claims and lawsuits that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management, after consulting with legal counsel, about future events and can rely heavily on estimates and assumptions. The Company carries liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

The Company has pending litigation relative to leases of certain equipment and real property with a former related party. Aero, Inc. sued Servotronics, Inc. and its wholly owned subsidiary and alleged damages in the amount of $3,000,000. The Company has filed a response to the Aero, Inc. lawsuit and has also filed a counter-claim in the amount of $3,191,000. Substantive settlement negotiations commenced in September 2021 with respect to these claims. In prior quarters, the Company did not consider the risk of loss to be probable and was unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. While these negotiations have not progressed to the point of a final, binding settlement as of the date of this Quarterly Report on Form 10-Q, the Company recorded a charge of $1,800,000 associated with the proposed settlement as of September 30, 2021. This amount is reflected in other accrued liabilities in the accompanying condensed consolidated balance sheet.

The Company has pending litigation relative to a dispute for work performed by an independent contractor and the use of tooling to perform the necessary work for the Company’s wholly-owned subsidiary, The Ontario Knife Company. Alleged damages was in the amount of $750,000. Substantive settlement negotiations commenced in September 2021 with respect to these claims. In prior quarters, the Company did not consider the risk of loss to be probable and was unable to reasonably or accurately estimate the likelihood and amount of any liability or benefit that may be realized as a result of this litigation. While these negotiations have not progressed to the point of a final, binding settlement as of the date of this Quarterly Report on Form 10-Q, the Company recorded a charge of $90,000 associated with the proposed settlement as of September 30, 2021. This amount is reflected in other accrued liabilities in the accompanying condensed consolidated balance sheet.

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

There are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.           Related Party Transactions

The Company paid legal fees and disbursements of approximately $59,000 and $150,000 in the nine month period ended September 30, 2021 and 2020, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid for the three month period ended September 30, 2021 and 2020 amounted to approximately $13,000 and $18,000, respectively. Additionally, the Company had accrued unbilled legal fees at September 30, 2021 and 2020 of approximately $13,000 and $25,000, respectively, with this firm.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.         Employee Retention Credit

The employee retention credit (ERC) for 2020 was established under the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”) provided for changes in the employee retention credit for 2020 and provided an additional credit for the first, second and third calendar quarters of 2021.

The Company evaluated its eligibility for the employee retention credit for the three months ending September 30, 2021. In order to qualify for the ERC in the third quarter of 2021, the Company needed to experience a 20% reduction in gross receipts from either (1) the same quarter in 2019 or (2) the immediate preceding quarter to the corresponding calendar quarter in 2019. It was determined that the Company qualified for the employee retention credit under scenario (2) for September 30, 2021. As a result, for the three month and nine month periods ending September 30, 2021 approximately $1,978,000 and $5,622,000, respectively was recognized in other income for the employee retention credit.

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

As of September 30, 2021, the Company had identifiable assets of approximately $54,213,000 ($50,328,000 – December 31, 2020) of which approximately $44,784,000 ($40,826,000 – December 31, 2020) was for ATG and approximately $9,429,000 ($9,502,000 – December 31, 2020) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Revenues from unaffiliated customers	$23,495	$33,228	$6,508	$6,021	$30,003	$39,249

Cost of goods sold, inclusive of depreciation	(19,214)	(26,495)	(6,152)	(5,187)	(25,366)	(31,682)
Gross margin	4,281	6,733	356	834	4,637	7,567
Gross margin %	18.2%	20.3%	5.5%	13.9%	15.5%	19.3%

Selling, general and administrative	(5,586)	(4,857)	(1,317)	(1,255)	(6,903)	(6,112)
Legal settlement awards	(1,800)	—	(90)	—	(1,890)	—
Total operating costs and expenses	(26,600)	(31,352)	(7,559)	(6,442)	(34,159)	(37,794)
Operating (loss)/income	(3,105)	1,876	(1,051)	(421)	(4,156)	1,455

Employee retention credit (ERC)	4,584	—	1,038	—	5,622	—
Paycheck Protection Program loan forgiveness	4,000	—	—		4,000	—
Interest expense	(130)	(125)	(2)	(9)	(132)	(134)
Total other income (expense)	8,454	(125)	1,036	(9)	9,490	(134)

Income (loss) before income tax provision	5,349	1,751	(15)	(430)	5,334	1,321

Income tax provision (benefit)	370	318	(1)	(78)	369	240
Net income (loss)	$4,979	$1,433	$(14)	$(352)	$4,965	$1,081
Capital expenditures	$64	$640	$4	$68	$68	$708

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Revenues from unaffiliated customers	$8,449	$8,184	$2,466	$2,113	$10,915	$10,297

Cost of goods sold, inclusive of depreciation	(6,762)	(8,635)	(2,381)	(1,827)	(9,143)	(10,462)
Gross margin	1,687	(451)	85	286	1,772	(165)
Gross margin %	20.0%	(5.5)%	3.4%	13.5%	16.2%	(1.6)%

Selling, general and administrative	(2,240)	(1,712)	(481)	(384)	(2,721)	(2,096)
Legal settlement awards	(1,800)	—	(90)	—	(1,890)	—
Total operating costs and expenses	(10,802)	(10,347)	(2,952)	(2,211)	(13,754)	(12,558)
Operating loss	(2,353)	(2,163)	(486)	(98)	(2,839)	(2,261)

Employee retention credit (ERC)	1,598	—	380	—	1,978	—
Paycheck Protection Program loan forgiveness	4,000	—	—	—	4,000	—
Interest expense	(5)	(41)	—	(1)	(5)	(42)
Total other income (expense)	5,593	(41)	380	(1)	5,973	(42)

Income (loss) before income tax provision	3,240	(2,204)	(106)	(99)	3,134	(2,303)

Income tax benefit	(83)	(512)	(21)	(9)	(104)	(521)
Net income (loss)	$3,323	$(1,692)	$(85)	$(90)	$3,238	$(1,782)
Capital expenditures	$54	$99	$1	$16	$55	$115

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Results of Operations

During the nine months ended September 30, 2021 and 2020, approximately 78% and 85%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the nine months ended September 30, 2021 and 2020, approximately 22% and 15%, respectively, of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was a decrease in consolidated revenue in the nine months ended September 30, 2021 from 2020 of approximately $9,246,000. This is primary due to a decrease in shipments and price/mix at the ATG of approximately $9,733,000 partially offset by an increase in shipments and price/mix at the CPG of approximately $487,000.

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

Business Environment; Impact of COVID-19

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. The COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders. Accordingly, the Company experienced declines in revenue for the most recently completed nine months compared to the same period of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

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

The Occupational Safety and Health Administration (OSHA) has been directed to develop a rule requiring each employer with 100 or more employees to ensure its workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work. In addition, President Biden has announced an executive order mandating COVID-19 vaccination of U.S. based employees of companies that work on, or in support for, federal contracts. The Company is actively encouraging employees to be vaccinated and has achieved some success in these efforts. The Company also has begun preparing to fulfill its legal obligations under the executive order and the pending OSHA final rule. However, management cannot currently predict the impact that the OSHA rule, if adopted, and executive order would have on our workforce, our ability to secure skilled labor in the future, or the cost of implementation and compliance with such rule and the executive order.

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

The Relief Act provided for changes in the ERC for 2020 and provided an additional credit for all quarters of 2021. The Relief Act revised the gross receipts test, using two scenarios to qualify: 1) a company that has had a more than 20% decline in gross receipts in 2021, compared to the same quarter in 2019, or 2) a company can elect to use the gross receipts from the immediately preceding quarter, and compare these prior quarter gross receipts to the same quarter in 2019, rather than the current quarter.

The Company evaluated its eligibility for the ERC for the first, second and third quarters of 2021. Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts. All employees of the ATG and CPG are treated as a single employer for purposes of the ERC. The Company evaluated its eligibility for the employee retention credit for the three months ending September 30, 2021. In order to qualify for the ERC in the third quarter of 2021, the Company needed to experience a 20% reduction in gross receipts from either (1) the same quarter in 2019 or (2) the immediate preceding quarter to the corresponding calendar quarter in 2019. It was determined that the Company qualified for the employee retention credit under scenario (2) for September 30, 2021. As a result, for the three month and nine month periods ending September 30, 2021 approximately $1,978,000 and $5,622,000, respectively was recognized in other income for the employee retention credit. The Company will monitor for eligibility for the ERC for the remaining quarter of 2021.

The following table compares the Company’s consolidated statements of operations data for the nine months and three months ended September 30, 2021 and 2020 ($000’s omitted):

	($000’s omitted except per share data)
	Nine Months Ended September 30,
	2021		2020		2021 vs 2020
		% of		% of	Dollar
	Dollars	Sales	Dollars	Sales	Change	% Variance
Revenues:
Advanced Technology Group	$23,495	78.3%	$33,228	84.7%	$(9,733)	(29.3)%
Consumer Products Group	6,508	21.7%	6,021	15.3%	487	8.1%
	30,003	100.0%	39,249	100.0%	(9,246)	(23.6)%

Cost of goods sold, inclusive of depreciation and amortization	(25,366)	84.5%	(31,682)	80.7%	6,316	(19.9)%
Gross margin	4,637	15.5%	7,567	19.3%	(2,930)	(38.7)%
Gross margin %	15.5%		19.3%

Selling, general and administrative	(6,903)	23.0%	(6,112)	15.6%	(791)	(12.9)%
Legal settlement award	(1,890)	6.3%	—	—	(1,890)	—
Total operating costs and expenses	(34,159)	113.9%	(37,794)	96.3%	3,635	(9.6)%
Operating (loss) income	(4,156)	(13.9)%	1,455	3.7%	(5,611)	(385.6)%

Employee retention credit (ERC)	5,622	18.7%	—	0.0%	5,622	—
Paycheck Protection Program loan forgiveness	4,000	13.3%	—	0.0%	4,000	—
Interest expense	(132)	(0.4)%	(134)	(0.3)%	2	1.5%
Total other income (expense)	9,490	31.6%	(134)	(0.3)%	5,624	4,197.0%

Income (loss) before income tax provision	5,334	17.8%	1,321	3.4%	4,013	303.8%

Income tax provision	369	1.2%	240	0.6%	129	(53.8)%
Net income	$4,965	16.5%	$1,081	2.8%	$3,884	359.3%

	($000’s omitted except per share data)
	Three Months Ended September 30,
	2021		2020		2021 vs 2020
		% of		% of	Dollar
	Dollars	Sales	Dollars	Sales	Change	% Variance
Revenues:
Advanced Technology Group	$8,449	77.4%	$8,184	79.5%	$265	3.2%
Consumer Products Group	2,466	22.6%	2,113	20.5%	353	16.7%
	10,915	100.0%	10,297	100.0%	618	6.0%

Cost of goods sold, inclusive of depreciation and amortization	(9,143)	83.8%	(10,462)	101.6%	1,319	12.6%
Gross margin	1,772	16.2%	(165)	(1.6)%	1,937	1,173.9%
Gross margin %	16.2%		(1.6)%

Selling, general and administrative	(2,721)	24.9%	(2,096)	20.4%	(625)	(29.8)%
Legal settlement award	(1,890)	17.3%	—	0.0%	(1,890)	0.0%
Total operating costs and expenses	(13,754)	126.0%	(12,558)	122.0%	(1,196)	(9.5)%
Operating (loss)/income	(2,839)	26.0%	(2,261)	22.0%	(578)	25.6%

Employee retention credit (ERC)	1,978	18.1%	—	0.0%	1,978	100.0%
Paycheck Protection Program loan forgiveness	4,000	36.6%	—	—	4,000	100.0%
Interest expense	(5)	0.1%	(42)	(0.4)%	37	88.1%
Total other income (expense)	5,973	54.7%	(42)	(0.4)%	2,015	4,797.6%

Income before income tax provision	3,134	28.7%	(2,303)	(22.4)%	5,437	236.1%

Income tax (benefit)/provision	(104)	(1.0)%	(521)	(5.1)%	417	(80.0)%
Net income (loss)	$3,238	29.7%	$(1,782)	(17.3)%	$5,020	281.7%

Revenue

The Company’s consolidated revenues from operations decreased approximately $9,246,000 or (23.6)% for the nine month period ended September 30, 2021 when compared to the same period in 2020. This is due to a decrease at the ATG of approximately $9,733,000 or (29.3)%, partially offset by an increase at the CPG of approximately $487,000 or 8.1%.

The decrease in revenue is attributable to a decrease in shipments slightly offset by an improvement of product mix of shipments at the ATG of approximately $10,620,000. This is partially offset by an increase in price of units shipped of approximately $887,000 at the ATG. Additionally, there was a decrease in shipments at the CPG offset by an improvement of product mix of shipments of approximately $240,000 and an increase in price of units shipped of approximately $247,000 for the nine month period ended September 30, 2021 when compared to the same period in 2020.

The Company’s consolidated revenues from operations increased approximately $618,000 or 6.0% for the three month period ended September 30, 2021 when compared to the same period in 2020. This is due to an increase at the ATG of approximately $265,000 or 3.2% and at the CPG of approximately $353,000 or 16.7%.

The consolidated increase for the three month period ended in September 30, 2021 when compared to the same three month period ended September 30, 2020 is attributable to an increase in units shipped and improved product mix of shipments at the ATG of approximately $97,000 and an increase in price of the units shipped of approximately $168,000. Additionally, there was an increase in units shipped and improved product mix of shipments at the CPG of approximately $203,000 and an increase in price of units shipped of approximately $150,000 as compared to the same period ended September 30, 2020.

Gross Margin

The Company’s consolidated gross margins from operations decreased approximately $2,930,000 or (38.7)% for the nine month period ended September 30, 2021 when compared to the same period in 2020. Gross margin decreased in the nine month period at the ATG and CPG approximately $2,452,000 and approximately $478,000, respectively.

Gross margin decreased in the nine month period primarily due to the decrease in units shipped and increase in costs per units shipped, including underutilization of production resources at both the ATG and CPG. The gross margin decreased at the ATG, including improved mix of units shipped is approximately $2,452,000. The gross margin decreased at the CPG, including an improved mix of units shipped is approximately $478,000, as compared to the same period in 2020.

The Company’s consolidated gross margins from operations increased approximately $1,937,000 or 1,173.9% for the three month period ended September 30, 2021 when compared to the same period in 2020. Gross margin increased in the three month period at the ATG of approximately $2,138,000 offset by a decrease at the CPG of approximately $201,000.

Gross margin increased in the three month period primarily due to the increase in units shipped and improved costs per units shipped, including the underutilization of production resources at the ATG of approximately $2,138,000. Gross margin decreased in the three month period primarily due increase of costs per unit shipped, including the underutilization of production resources partially offset by an increase in units shipped at the CPG of approximately $201,000, compared to the same period in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $2,681,000 or 43.9% for the nine month period ended September 30, 2021 when compared to the same period in 2020. SG&A expenses at the ATG increased approximately $2,529,000 or 52.1%. The increase is due to legal settlements of approximately $1,800,000, legal fees of approximately $895,000 and professional fees of approximately $513,000 offset by a decrease of employee wages and benefits approximately $553,000 and a net decrease of all other ATG SG&A expenses of approximately $126,000 as compared to the same period in 2020. In addition, SG&A expenses at the CPG increased approximately $152,000 or 12.1%. The increase is due to legal settlements of approximately $90,000 and employee wages and benefits of approximately $87,000 offset by a net decrease of all other CPG SG&A expenses of approximately $25,000 as compared to the same period in 2020.

Selling, general and administrative (SG&A) increased approximately $2,515,000 or 120.0% for the three month period ended September 30, 2021 when compared to the same period in 2020. SG&A expenses at the ATG increased approximately $2,328,000 or 136.0% and the CPG increased approximately $187,000 or 48.7%. This is attributable to the increase of the combined legal settlements of approximately $1,890,000, legal fees of approximately $748,000 and professional fees of approximately $130,000 offset by a reductions in employee wages and benefits approximately $115,000 and bad debt expense of approximately $70,000. There was a net decrease of all other SG&A expenditures of approximately $68,000 for the three month period ended September 30, 2021 compared to the same period in 2020.

Other Income

The Company evaluated its eligibility for the ERC for the first three quarters of 2021. Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts. All employees of the ATG and CPG are treated as a single employer for purposes of the ERC.

It was determined that the Company qualified for the ERC for both the three month period and nine month period ended September 30, 2021. As a result, for the nine month period ended September 30, 2021 the company recognized approximately $5,622,000 and for the three month period ended September 30, 2021 recognized approximately $1,978,000. The amounts were recorded in other income.

As previously discussed, on September 24, 2021 the Small Business Administration notified the Company that the full amount of the PPP loan was forgiven. The amount of $4,000,000 was recorded in other income.

Operating (Loss)/Income

Income from operations decreased approximately $5,611,000 or (385.6)% when comparing the nine month period ended September 30, 2021 to the same period in 2020 as operating income at the ATG was lower by approximately $4,981,000 and the CPG was lower by approximately $630,000. The consolidated decrease is primarily the result of decreases in revenue and increased SG&A expenditures, as discussed above.

Income from operations decreased approximately $578,000 or (25.6)% when comparing the three month period ended September 30, 2021 to the same period in 2020 as operating income at the ATG was lower by approximately $190,000 and the CPG was lower by approximately $388,000. The consolidated decrease is primarily the result of increases in selling, general and administrative expenses.

Interest Expense

Interest expense decreased by 1.5% and 88.1% in the nine and three month periods ended September 30, 2021, respectively, when compared to the same periods in 2020. This is primarily due to the lower debt balances and the reversal of the accrued interest for the PPP loan that was forgiven during this reporting quarter.

Income Taxes

The Company’s effective tax rate was approximately 6.9% and 18.2% for the nine month periods ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was approximately (3.3)% and (22.6)% for the three month periods ended September 30, 2021 and 2020, respectively. The effective tax rate in both years reflects federal and state income taxes, permanent non-deductible expenditures, the deduction for foreign-derived intangible income and the federal tax credit for research and development expenditures. In addition, the effective tax rate at September 30, 2021 reflects the permanent deduction for the forgiveness of the PPP loan.

Net Income

Net income for the nine month period ended September 30, 2021 increased approximately $3,884,000 or 359.3%. This increase is primarily due to income of $4,000,000 recognized from the PPP loan forgiveness and the $5,334,000 ERC benefit described in Note 10. Both of these items were recognized in “Other income/(expense)” in our condensed consolidated statement of operations for the three month period ended September 30, 2021. This income was partially offset by the decreases in gross margin related to lower volume at the ATG and increases in SG&A expenses, as discussed above. Net income for the three month period ended September 30, 2021 increased approximately $5,020,000 when compared to the same period in 2020. This increase is primarily the result of the PPP loan forgiveness and ERC benefit, as discussed, offset by increases in SG&A expenses, as discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity and capital expenditure requirements relate to working capital needs: primarily inventory, accounts receivable, accounts payable, and principal payments on debt. At September 30, 2021, the Company had working capital of approximately $34,636,000 ($31,074,000 – December 2020) of which approximately $11,826,000 ($5,935,000 – December 2020) was comprised of cash. The increase in working capital is primarily attributable to an increase in cash, accounts receivable, accrued expenses and accrued employee compensation with a decrease in inventory and accounts payable. The push out of orders related to the COVID-19 pandemic has contributed to a higher levels of inventories at the ATG during the nine months ended September 30, 2021. The Company continues to focus on inventory management in light of this period of uncertainty with respect to short and long-term industry demand.

The Company generated approximately $6,338,000 in cash from operations during the nine month period ended September 30, 2021 as compared to approximately $2,126,000 generated during the same period in 2020. Cash was generated primarily through net income of approximately $4,965,000, the increase in accrued employee compensation and other accrued liabilities of approximately $3,174,000 and a reduction in inventories of approximately $2,861,000 offset by adjustments to reconcile net income to net cash of approximately $2,959,000, and a reduction in accounts receivable of approximately $1,509,000. All other operating accounts were a net used amount of approximately $194,000.

The Company’s primary use of cash in its investing activities in the nine month period ended September 30, 2021 are for capital equipment of approximately $68,000 primarily for machinery, equipment, and tooling.

The Company’s primary usage of cash in its financing activities in the nine month period ended September 30, 2021 include principal payments on long-term debt and equipment note obligations of approximately $911,000 and $271,000, respectively partially offset by proceeds from the line of credit and equipment financing of approximately $500,000 and $384,000, respectively. In addition, there was a usage of $81,000 for the withheld/purchase of treasury shares to satisfy statutory minimum withholding tax requirements.

The COVID-19 pandemic could impact our liquidity. Lower production schedules, possible inability of our customers to make timely payments to us, and similar factors could lower cash generated from operations and adversely affect our financial position.

As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000. As of July 31, 2020, the Company extended the line of credit to expire December 31, 2022. As of July 31, 2020, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%. In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. There was $4,250,000 balance outstanding at September 30, 2021 and $3,750,000 balance at December 31, 2020.

The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line is non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $765,000 outstanding as of September 30, 2021 and $523,000 at December 31, 2020.

On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act”). The PPP Loan was made through the Bank of America, NA (the “Lender”). The term of the PPP Loan was two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred until the SBA remits the loan forgiveness amount to the lender. The Company used approximately 60% of the amount of the PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted its forgiveness application to the Lender during the third quarter of 2021. During the third quarter, the entire loan was forgiven by the SBA and a gain of $4,000,000 was recorded in “Other income (expense)” in the Company’s condensed consolidated statements of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of September 30, 2021. Based upon that evaluation, the PEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2020.

Changes in Internal Controls

As reported in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2020, management identified a material weakness in the Company’s internal control over financial reporting relating to the failure to monitor whether the components of internal control are present and functioning in accordance with the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). The Company has begun its remediation process which includes the development of enhanced internal control review procedures and documentation standards aligned with the COSO components and principles, however, there have not been sufficient opportunities to conclude that the enhanced procedures and documentation is operating effectively. Except for the implementation of the remediation plan, there have been no changes during the period covered by this report to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

				Total Number of Shares	Maximum Number of Shares
				Purchased as Part of Publicly	that may yet be Purchased
	Total Number of Shares		Weighted Average Price $	Announced Plans or Programs	under the Plans or Programs
2021 Periods	Purchased		Paid Per Share	(1)	(1)
January - March	9,903	(2)	$10.07	360	89,385
April - June	—		—	—	89,385
July	—		—	—	89,385
August	—		—	—	89,385
September	—		—	—	89,385
Total	9,903		$10.07	360	89,385
(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2021, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were 360 shares purchased by the Company during the nine month period ended September 30, 2021.
(2)	Includes 9,903 shares withheld/purchased by the Company in January 1, 2021 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Principle Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: November 15, 2021

SERVOTRONICS, INC.

By:	/s/ James C. Takacs, Principal Executive Officer
James C. Takacs
Principal Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer