Form 10-K
period 2021-12-31
SERVOTRONICS INC /DE/
filed 2022-03-31
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Based on the closing price of the Common Stock on June 30, 2021 $8.65 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,176,355.

As of February 28, 2022, the number of $.20 par value common shares outstanding was 2,491,667.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, including political risks, adverse changes in legal and regulatory environments, and difficulty in predicting defense appropriations, the introduction of new technologies and the impact of competitive products, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, and market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components, the Company's ability to accurately align capacity with demand, the availability of financing and changes in interest rates, the outcome of pending and potential litigation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains and the additional risks discussed in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

Business Environment; Impact of COVID-19

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. The COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders. Accordingly, the Company continued to experience declines in revenue for the most recently completed year compared to pre-pandemic levels. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

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

The Occupational Safety and Health Administration (OSHA) has withdrawn the vaccination and testing emergency temporary standard (ETS) after the United States Supreme Court blocked enforcement. The ETS required covered employers to create and mandate a COVID-19 vaccination policy, with an exemption for employers that mandated face coverings and regular testing for employees who were not vaccinated. OSHA indicated that the agency is not withdrawing the ETS as a proposed rule and is prioritizing its resources to focus on finalizing a permanent COVID-19 Healthcare Standard. The Company actively encourages employees to be vaccinated and has achieved some success in these efforts. However, management cannot currently predict the impact that the OSHA rule, if adopted, would have on our workforce, our ability to secure skilled labor in the future, or the cost of implementation and compliance with such rule.

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

The employee retention credit (“ERC”), a refundable tax credit against certain employment taxes, was established by the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”) and the American Rescue Plan Act of 2021 (“ARPA”). A company needed a more than 50% decline in gross receipts in 2020, compared to the same quarter in 2019, in order to use the gross receipts test to be eligible for the credit. The Company determined it did not qualify for the ERC for 2020 as it did not satisfy the gross receipts test for any quarter in 2020.

The Relief Act provided for changes in the ERC for 2020 and provided an additional credit for all quarters of 2021. The Relief Act revised the gross receipts test, using two scenarios to qualify:1) a company that has had a more than 20% decline in gross receipts in 2021, compared to the same quarter in 2019, or 2) a company can elect to use the gross receipts from the immediately preceding quarter, and compare these prior quarter gross receipts to the same quarter in 2019, rather than the current quarter. The Infrastructure Investment and Jobs Act of 2021, enacted November 15, 2021 terminated the employee retention credit for wages paid in the fourth quarter of 2021 for employers that are not recovery startup businesses. The Company determined it qualified for the ERC for the first, second and third quarters of 2021. As a result, the Company recognized approximately $5,622,000 on a consolidated basis, for the period ended December 31, 2021.

PART I

Item 1.Business

General

Servotronics, Inc. and its subsidiaries (collectively the “Registrant” or the “Company”) design, manufacture and market advanced technology products consisting primarily of control components and consumer products consisting of knives and various types of cutlery and other edged products. The Company operates through two primary segments:  the Advanced Technology Group (ATG) and the Consumer Products Group (CPG).

The Company was incorporated in New York in 1959. In 1972, the Company was merged into a wholly-owned subsidiary organized under the laws of the State of Delaware, thereby changing the Company’s state of incorporation from New York to Delaware.

The Company’s shares currently trade on the New York Stock Exchange (NYSE American) under the symbol SVT.

Products

Advanced Technology Products (ATG)

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

Consumer Products (CPG)

The Company designs, manufactures and sells a variety of edged products, tools and specialty consumer products for domestic and international distribution. These products include a wide range of cutlery items such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, as well as equipment and gear including fixed and folding knives for hunting, fishing and camping. The Company also sells knives and tools to the U.S. Government, related agencies, and allied foreign governments. These products include machetes, bayonets, axes, strap cutters, and other tools that are designed primarily for military and rescue/first-responder use, but are viable in commercial markets as well. The Company also produces and markets other edged products such as various specialty tools, putty knives, linoleum sheet cutters, field knives and medical items including scalpels and micro-spatulas. The Company manufactures its products from stainless and high carbon steels, titanium, or synthetic materials in numerous styles, designs, models and sizes. Substantially all of the Company’s commercial related products are intended for the moderate to premium priced markets. The Company also provides plastic fabrication, metal fabrication and other engineering, design, and OEM/white-label manufacturing services to regional customers. This includes the production of a wide range of machined, engineered, and/or molded consumer and industrial products and components.

Sales, Marketing and Distribution

Advanced Technology Products

The Company’s ATG products are marketed throughout the United States and in select foreign markets. Products are primarily non-seasonal in nature. These products are sold to commercial aviation manufacturers, government prime contractors, government subcontractors, and end-users. Sales are made primarily by the Company’s professional staff.

The Company’s prime contracts and subcontracts with United States Government subcontractors and commercial manufacturers are subject to termination at the convenience of the customer. In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its contracts have been terminated for convenience. The Company’s sales of advanced technology products are composed primarily of a small group of customers. The Company has a significant concentration of business with two major customers: Customer A and Customer B. Sales to Customer A accounted for 33.5% of consolidated sales in 2021 and 26.7% of consolidated sales in 2020. Sales to Customer B accounted for 19.1% of consolidated sales in 2021 and 22.3% of consolidated sales in 2020. In 2021 and 2020 we had a concentration of sales to Customer A and Customer B representing approximately 52.6% and 49.0% of our consolidated sales, respectively.

Two commercial aircraft accidents in 2018 and 2019 led to the grounding by the Federal Aviation Administration and other regulators of the Boeing 737 MAX aircraft. A significant portion of the units shipped to Customer B support Boeing 737 MAX aircraft production as shown in the table below:

	737 MAX shipments as a % of:
Year	Customer B shipments	ATG Shipments
2019	27%	13%
2020	17%	6%
2021	16%	4%

There was a significant decline of 30.0% in shipments to Customer B for the Boeing 737 MAX and a 38% decline in total shipments to Customer B in 2020 as compared to 2019. There was an additional decline of 42% in shipments to Customer B for the Boeing 737 MAX and a 38% decline in total shipments to Customer B in 2021 as compared to the same period in 2020.

The ATG revenue decreased approximately $9,105,000 in 2021 as compared to 2020. Customer A revenue increased approximately $258,000 or less than 2% in 2021 as compared to 2020. Customer B revenue decreased approximately $3,334,000 or (30)% in 2021 as compared to 2020. Customer B revenue drop was 37% of total ATG drop in revenue in 2021 as compared to 2020.

The loss of either of these customers would have a significant impact on our revenue and earnings.  The reduction in business with Customer B has significantly reduced our sales and earnings. See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2021 or 2020. The Company sells its products and manufacturing services through its own sales resources, independent manufacturers’ representatives and electronic commerce.

Business Segments

Business segment information is presented in Note 10, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

The amount spent by the Company in research and development activities during its 2021 and 2020 fiscal years was not significant, but the Company does take advantage of tax credits for research and development activities when available. Such activities are expensed as incurred.

Environmental Compliance

The cost of compliance with current environmental laws has not been material and the Company does not anticipate that it will be in the future. The Company does not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business, nor on its results of operations, capital expenditures or financial position.

Manufacturing

The Company manufactures its ATG products in Elma, New York and Franklinville, New York and its CPG products in Franklinville, New York.

Raw Materials and Other Supplies

The Company purchases raw materials and certain components for its products from outside vendors. The Company is generally not dependent upon a single source of supply for any raw material or component used in its operations. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term. As a result of the COVID-19 pandemic and resulting economic and supply chain disruptions, the Company continues to face upward pricing pressure on certain parts and raw materials.

Competition

Although no reliable industry statistics are available to enable the Company to determine accurately its relative competitive position with respect to any of its products, the Company believes that it is a significant factor with respect to certain of its servo-control components within its competitive market. The Company’s share of the overall cutlery market is not significant.

The Company has many different competitors with respect to servo-control components because of the nature of that business and the fact that these products also face competition from other types of control components which, at times, can accomplish the desired result. Many of these competitors are substantially larger and have greater resources than the Company.

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

Employees

In order to continue supporting our customers, Servotronics remains committed to attracting and retaining top talent.  We strive to make Servotronics a diverse, inclusive and safe workplace for all.

The Company, at December 31, 2021, had 272 employees of which 268 are full time and 4 part time employees at two locations in New York. Approximately 82% of its employees and contractors are engaged in production, engineering, inspection, packaging or shipping activities. The balance is engaged in executive, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website at www.sec.gov on which you may access our SEC filings.  In addition, we make available free of charge at www.servotronics.com/investor-relations copies of materials we file with, or furnish to, the SEC as soon as reasonably practical after we electronically file or furnish these reports, as well as other important information that we disclose from time to time. Information contained on our website, or that can be accessed through our website, does not constitute a part of this Annual Report on Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.

Our corporate headquarters are located at 1110 Maple Street, Elma, New York 14059 and the telephone number of this location is (716) 655-5990.

Item 1A.Risk Factors

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

The Company owns real property as set forth in the following table with no related encumbrances:

			Number of
		Principal	buildings and	Approx.
		product	type of	floor area
Location	Description	manufactured	construction	(sq. feet)
Elma, New York	Corporate Headquarters and Manufacturing Facility	Advanced technology products	1-concrete block/ steel	83,000

Franklinville, New York	Office and Manufacturing Facility	Advanced technology products Cutlery products	1-tile/wood 1-concrete/metal	137,000

The Company believes that the properties are suitable and adequate to meet the Company’s current and foreseeable production needs. The properties are appropriately covered by insurance consistent with the advice of the Company’s insurance consultant.

Item 3.Legal Proceedings

See Note 8, Litigation, for information regarding legal actions. There are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

The following matters were settled during the fourth quarter of 2021:

On November 30, 2021, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) by and among the Company, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of the Company, and Aero, Inc. (“Aero”) to settle all claims and counterclaims related to a lawsuit filed by Aero against the Company and AMP, on July 19, 2013 in the Supreme Court of the State of New York, County of Erie (the “Lawsuit”). Pursuant to the Settlement Agreement, the Company agreed to pay Aero $1,800,000 in cash and the parties have agreed to dismiss the Lawsuit, with prejudice. In addition, the Company and Aero each agreed to release the other party from certain claims, including those arising out of the Lawsuit.

The sole shareholder of Aero, Inc. is the wife of a former executive officer, who is the brother of a member of the Company’s Board of Directors.  The Settlement Agreement was unanimously approved by the Company’s Board of Directors. The Settlement Agreement does not constitute an admission of liability, culpability, negligence, or wrongdoing on the part of the Company or AMP. The Company believes the settlement is in the best interests of the Company and its shareholders. The settlement reflects the Company’s desire to forgo further litigation uncertainty, risk, expense, and potential damages, and to eliminate further distraction from business focus associated with continuing lengthy and complex litigation and possible appeals.

On November 3, 2021, the Company entered into a Settlement Agreement and Release (the “November 3, 2021 Settlement Agreement”) to settle all claims relative to a dispute for work performed by an independent contractor for the Company’s wholly-owned subsidiary, The Ontario Knife Company. The Summons and Complaint had been filed on March 3, 2016 in New York State Supreme Court, Erie County. The Plaintiff alleged that the Company had used the trade secret of the Plaintiff. Alleged damages was in the amount of $750,000. The Company denied all of the Plaintiff’s allegations. Substantive settlement negotiations were conducted by the parties under the Court’s guidance and supervision, which resulted in a settlement wherein the Company agreed to pay the sum of $90,000 in cash to the Plaintiff in return for the execution of a General Release to the Company, releasing the Company from any and all claims. The November 3, 2021 Settlement Agreement also acknowledged that the agreement reached thereunder was not an admission of liability on the part of the Company.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information:

The Company’s common stock is listed on the NYSE American Stock exchange and trades under the symbol SVT.

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of February 15, 2022)
Common Stock, $.20 par value per share	276

(c)	Dividends on Common Stock

The Company has not paid any cash dividends in the two-year period ended December 31, 2021. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance working capital and growth in the business.

(d)	Company Purchases of Company’s Equity Securities

				Total Number of
			Weighted	Shares
			Average	Purchased as	Maximum Number of
	Total Number		Price $Paid	Part of Publicly	Shares that may yet be
	of Shares		Per	Announced Plans	Purchased under the Plans
2021 Periods	Withheld		Share	or Programs (1)	or Programs (1)
January - March	9,920	(2)	$8.26	—	89,385
April - June	—		—	—	89,385
July - September	—		—	—	89,385
October - December	—		—	—	89,385
Total	9,920		$8.26	—	89,385
(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2021, the Company has purchased 360,615 shares and there remain 89,385 shares available to purchase under this program. There were no shares purchased by the Company in 2021.
(2)	Includes 9,920 shares withheld by the Company in January 2021 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company’s 2012 Long-Term Incentive Plan.

Item 6.Selected Financial Data

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes related thereto.  As noted under the heading “Forward-Looking and Cautionary Statements” of this Annual Report on Form 10-K, this discussion and analysis contains forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many known and unknown risks and uncertainties described elsewhere is this report.

All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2021 compared to the year ended December 31, 2020, unless stated otherwise. Additionally, the information provided is expected to better allow investors to view the registrant from management’s perspective including using quarterly data supporting management’s discussion. In 2021, we were focused on execution, while managing the continued challenges caused by the COVID-19 pandemic.

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

Maximizing the Company’s operations and resources requires continued dedicated performances from the Company’s key and other personnel. In the Company’s markets and business arenas there is substantial competition for the services of the highest performing individuals. Competitors, customers and other companies who may have interest in the Company’s most experienced and educated/highly trained personnel (i.e., managerial, engineering and accounting/administrative) are a continuing consequence of the Company’s history of successful operational performance. Any unplanned replacement of such personnel may require the hiring of new personnel on an expedited basis (provided they are available) and may temporarily interrupt the Company’s operations and efforts for continuous improvement.

Management Discussion

During the years ended December 31, 2021 and 2020, approximately 78% and 82%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the years ended December 31, 2021 and 2020, approximately 22% and 18% of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was a decrease in revenue in 2021 from 2020 of approximately $9,105,000 at the ATG and approximately $181,000 at the CPG.

The Company’s commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company made components. The ATG engages its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel efficient alternatives and the recovery of demand for air travel. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of the Company’s customers’ final delivery determinations based on changes in the global economy and other factors.

See also Note 10, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the years ended December 31, 2021 and 2020 ($000’s omitted).

	Twelve Months Ended December 31,
					2021 vs 2020
	2021		2020		Dollar	% Favorable/
	Dollars	% of Sales	Dollars	% of Sales	Change	(Unfavorable)
Revenue:
Advanced Technology	$31,677	78.1%	$40,782	81.8%	$(9,105)	(22.3)%
Consumer Products	8,881	21.9%	9,062	18.2%	(181)	(2.0)%
	40,558	100.0%	49,844	100.0%	(9,286)	(18.6)%

Cost of goods sold, inclusive of depreciation and amortization	(34,570)	85.2%	(41,604)	83.5%	7,034	16.9%
Gross margin	5,988	14.8%	8,240	16.5%	(2,252)	(27.3)%
Gross margin %	14.8%	—	16.5%	—	—	—

Operating expenses:
Selling, general and administrative	(9,423)	23.2%	(7,998)	16.0%	(1,425)	(17.8)%
Legal settlement awards	(1,890)	4.7%	—	—	(1,890)	—
Total operating expenses	(11,313)	27.9%	(7,998)	16.00	(3,315)	(17.8)%
Total costs and expenses	(45,883)	113.1%	(49,602)	99.5%	3,719	7.5%
Operating (loss)/income	(5,325)	(13.1)%	242	0.5%	(5,567)	(2,300.4)%

Other income/(expense):
Other income: employee retention credit (ERC)	5,622	13.9%	—	—	5,622	—
Other income: PPP loan forgiveness	4,000	9.9%	—	—	4,000	—
Interest expense	(187)	(0.5)%	(180)	(0.4)%	(7)	(3.9)%
Loss on sale of equipment	(98)	(0.2)%	—	—	(98)	—
Total other income/(expense)	9,337	23.0%	(180)	(0.4)%	9,517	5,287.2%

Income before income tax provision	4,012	9.9%	62	0.1%	3,950	6,371.0%

Income tax (benefit)/provision	(43)	(0.1)%	(38)	(0.1)%	(5)	13.2%
Net income	$4,055	10.0%	$100	0.2%	$3,955	3,955.0%

Revenue and Gross Margin

	Servotronics, Inc.					Servotronics, Inc.
	2021 Three months ended					2020 Three months ended
($000's omitted)	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year

Revenues	$9,060	$10,028	$10,915	$10,555	$40,558	$15,448	$13,504	$10,297	$10,595	$49,844
Cost of goods sold	(8,067)	(8,156)	(9,143)	(9,204)	(34,570)	(10,736)	(10,484)	(10,462)	(9,922)	(41,604)

Gross margin	993	1,872	1,772	1,351	5,988	4,712	3,020	(165)	673	8,240
Gross margin %	11.0%	18.7%	16.2%	12.8%	14.8%	30.5%	22.4%	(1.6)%	6.4%	16.5%

	ATG					ATG
	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year

Revenues	$7,223	$7,823	$8,449	$8,182	$31,677	$13,814	$11,230	$8,184	$7,554	$40,782
Cost of goods sold	(6,210)	(6,242)	(6,762)	(6,715)	(25,929)	(9,366)	(8,494)	(8,635)	(6,945)	(33,440)

Gross margin	1,013	1,581	1,687	1,467	5,748	4,448	2,736	(451)	609	7,342
Gross margin %	14.0%	20.2%	20.0%	17.9%	18.1%	32.2%	24.4%	(5.5)%	8.1%	18.0%

	CPG					CPG
	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year

Revenues	$1,837	$2,205	$2,466	$2,373	$8,881	$1,634	$2,274	$2,113	$3,041	$9,062
Cost of goods sold	(1,857)	(1,914)	(2,381)	(2,489)	(8,641)	(1,370)	(1,990)	(1,827)	(2,977)	(8,164)

Gross margin	(20)	291	85	(116)	240	264	284	286	64	898
Gross margin %	(1.1)%	13.2%	3.4%	(4.9)%	2.7%	16.2%	12.4%	13.5%	2.1%	9.9%

Revenue

The Company’s consolidated revenues from operations decreased approximately $9,286,000 or (18.6)% for the twelve month period ended December 31, 2021 when compared to the same period in 2020. This is due to a decrease at both the ATG of approximately $9,105,000 or (22.3)% and at the CPG of approximately $181,000 or (2.0)%.

The consolidated decrease for the twelve month period ended December 31, 2021 when compared to the same twelve month period ended December 31, 2020 is attributable primarily to a decrease in units shipped at the ATG of approximately $10,189,000 offset by an increase in price/mix of units shipped of approximately $1,084,000. Throughout 2021 the ATG experienced a gradual increase in revenues, quarter over quarter sequentially, with a slight drop in the last three months ended December 31, 2021. Despite the slight drop in the last three months of 2021, the ATG revenues increased approximately 8.3% over the same three month period in 2020.

Additionally, there was a decrease in shipments at the CPG of approximately $410,000 offset by an increase in price/mix of units shipped of approximately $229,000. The CPG experienced an increase in revenues of approximately 8.1% for the first nine months of 2021 as compared to the same nine month period in 2020, with an approximate 22.0% decrease in revenues during the remaining three month period ending December 31, 2021, primarily attributable to the push-out of revenue due to contractual terms.

Gross Margin

The Company’s consolidated gross margins from operations decreased approximately $2,252,000 or (27.3)% for the twelve month period ended December 31, 2021 when compared to the same period in 2020.

The ATG gross margin decreased in the twelve month period due to an increase in the costs per units shipped of approximately $1,840,000 partially offset by the price increases of those units shipped of approximately $1,084,000, as mentioned above.  The gross margin also decreased approximately $2,534,000 due to the decrease in the number of units shipped at the ATG.  The gross margin improved by approximately $1,696,000 due to the mix of the units produced and sold in the twelve month period ended December 31, 2021 as compared to the same time period in 2020.

Additionally, the CPG gross margin decreased in the twelve month period due to an increase in the costs per units shipped of approximately $1,627,000 partially offset by the price increases of those units shipped of approximately $229,000, as mentioned above.  The gross margin also decreased approximately $67,000 due to the decrease in the number of units shipped at the CPG.  The gross margin improved by approximately $807,000 due to the mix of the units produced and sold in the twelve month period ended December 31, 2021 as compared to the same time period in 2020.

Since mid-2020, both Segments have experienced the challenge of fully utilizing their production resources, increasing the cost per unit produced. Additionally, the increased costs of raw materials and shipping costs associated with the production of our products have increased the costs per unit. The Segments have been closely monitoring all other purchases.

As the ATG revenue volume increases it is expected that the utilization of the production resources will improve and improve gross margin percentages similar to the first half of 2020. Since the ATG has production at both the Elma and Franklinville facilities, we also expect to see improvement in the CPG gross margin percentages.

Selling, General and Administrative Expenses and Operating Income

	Servotronics, Inc.					Servotronics, Inc.
($000's omitted)	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
SG&A:
Legal settlement awards	$—	$—	$(1,890)	$—	$(1,890)	$—	$—	$—	$—	$—
Selling, general & admin	(1,973)	(2,209)	(2,721)	(2,520)	(9,423)	(2,268)	(1,748)	(2,096)	(1,886)	(7,998)
Total SG&A	$(1,973)	$(2,209)	$(4,611)	$(2,520)	$(11,313)	$(2,268)	$(1,748)	$(2,096)	$(1,886)	$(7,998)
% SG&A to Revenues	21.8%	22.0%	42.2%	23.9%	27.9%	14.7%	12.9%	20.4%	17.8%	16.0%

Operating (Loss)/Income	$(980)	$(337)	$(2,839)	$(1,169)	$(5,325)	$2,444	$1,272	$(2,261)	$(1,213)	$242
Operating (Loss)/Inc %	(10.8)%	(3.4)%	(26.0)%	(11.1)%	(13.1)%	15.8%	9.4%	(22.0)%	(11.4)%	0.5%

	ATG					ATG
($000's omitted)	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
SG&A:
Legal settlement awards	$—	$—	$(1,800)	$—	$(1,800)	$—	$—	$—	$—	$—
Selling, general & admin	(1,585)	(1,761)	(2,240)	(2,075)	(7,661)	(1,743)	(1,402)	(1,712)	(1,388)	(6,245)
Total SG&A	$(1,585)	$(1,761)	$(4,040)	$(2,075)	$(9,461)	$(1,743)	$(1,402)	$(1,712)	$(1,388)	$(6,245)
% SG&A to Revenues	21.9%	22.5%	47.8%	25.4%	29.9%	12.6%	12.5%	20.9%	18.4%	15.3%

Operating (Loss)/Income	$(572)	$(180)	$(2,353)	$(608)	$(3,713)	$2,705	$1,334	$(2,163)	$(779)	$1,097
Operating (Loss)/Inc %	(7.9)%	(2.3)%	(27.8)%	(7.4)%	(11.7)%	19.6%	11.9%	(26.4)%	(10.3)%	2.7%

	CPG					CPG
($000's omitted)	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
SG&A:
Legal settlement awards	$—	$—	$(90)	$—	$(90)	$—	$—	$—	$—	$—
Selling, general & admin	(388)	(448)	(481)	(445)	(1,762)	(525)	(346)	(384)	(498)	(1,753)
Total SG&A	$(388)	$(448)	$(571)	$(445)	$(1,852)	$(525)	$(346)	$(384)	$(498)	$(1,753)
% SG&A to Revenues	21.1%	20.3%	23.2%	18.8%	20.9%	32.1%	15.2%	18.2%	16.4%	19.3%

Operating (Loss)	$(408)	$(157)	$(486)	$(561)	$(1,612)	$(261)	$(62)	$(98)	$(434)	$(855)
Operating (Loss)/Inc %	(22.2)%	(7.1)%	(19.7)%	(23.6)%	(18.2)%	(16)%	(2.7)%	(4.6)%	(14.3)%	(9.4)%

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $3,315,000 or 41.4% for the twelve month period ended December 31, 2021 when compared to the same period in 2020.  SG&A expenses at the ATG increased approximately $3,216,000 or 51.5%.  The increase is due to a legal settlement of approximately $1,800,000, as previously disclosed; legal fees of approximately $1,508,000 and professional fees of approximately $598,000 offset by a decrease of employee wages and benefits of approximately $833,000.  There was a net increase of all other ATG SG&A expenses of approximately $143,000 as compared to the same period in 2020.  In addition, SG&A expenses at the CPG increased approximately $99,000 or 5.6%.   The increase is due to a legal settlement of approximately $90,000, as previously disclosed and employee wages and benefits of approximately $138,000 offset by a decrease of assessed support from the ATG of approximately $103,000.  There was a net decrease of approximately $26,000 of all other CPG SG&A expenses as compared to the same period in 2020.

In 2021, both Segments experienced an increase in SG&A as a percentage of revenues.  Management expects the ATG SG&A percentage to revenue to drop significantly, when adjusted for nonrecurring legal settlement costs, legal fees and professional fees, in conjunction with the anticipated increase of revenue volume.  The CPG SG&A percentage to revenue is not expected to improve significantly, except for adjusting for nonrecurring legal settlement costs.

Operating Losses

Losses from operations increased approximately $5,567,000 or (2300.4%) when comparing the twelve month period ended December 31, 2021 to the same period in 2020.  Operating losses increased at both the ATG and CPG approximately $4,810,000 and $757,000, respectively, as compared to the twelve month period ended December 31, 2020.  Operating losses for the three months ended December 31, 2021 at the ATG slightly improved by approximately $171,000 partially offset by additional operating losses at the CPG by approximately $127,000 as compared to the same time period in 2020.

The consolidated increase in operating losses is primarily the result in the decreases in revenue and increases in SG&A expenditures, as discussed above.

Other Income:

	Servotronics, Inc.					Servotronics, Inc.
($000's omitted)	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
Other Income:
ERC	$1,730	$1,914	$1,978	$—	$5,622	$—	$—	$—	$—	$—
PPP loan forgiveness	—	—	4,000	—	4,000	—	—	—	—	—
Interest expense	(61)	(66)	(5)	(55)	(187)	(42)	(50)	(42)	(46)	(180)
(Loss)/gain sale of equip	—	—	—	(98)	(98)	—	—	—	—	—
Total other income	$1,669	$1,848	$5,973	$(153)	$9,337	$(42)	$(50)	$(42)	$(46)	$(180)

Income (loss) before income tax provision (benefits)	$689	$1,511	$3,134	$(1,322)	$4,012	$2,402	$1,222	$(2,303)	$(1,259)	$62

	ATG					ATG
($000's omitted)	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
Other Income:
ERC	$1,413	$1,573	$1,598	$—	$4,584	$—	$—	$—	$—	$—
PPP loan forgiveness	—	—	4,000	—	4,000	—	—	—	—	—
Interest expense	(60)	(65)	(5)	(55)	(185)	(38)	(46)	(41)	(45)	(170)
(Loss)/gain sale of equip	—	—	—	(98)	(98)	—	—	—	—	—
Total other income	$1,353	$1,508	$5,593	$(153)	$8,301	$(38)	$(46)	$(41)	$(45)	$(170)

Income (loss) before income tax provision (benefits)	$781	$1,328	$3,240	$(761)	$4,588	$2,667	$1,288	$(2,204)	$(824)	$927

	CPG					CPG
($000's omitted)	2021 Three months ended					2020 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
Other Income:
ERC	$317	$341	$380	$—	$1,038	$—	$—	$—	$—	$—
PPP loan forgiveness	—	—	—	—	—	—	—	—	—	—
Interest expense	(1)	(1)	—	—	(2)	(4)	(4)	(1)	(1)	(10)
(Loss)/gain sale of equip	—	—	—	—	—	—	—	—	—	—
Total other income	$316	$340	$380	$—	$1,036	$(4)	$(4)	$(1)	$(1)	$(10)

Income (loss) before income tax provision (benefits)	$(92)	$183	$(106)	$(561)	$(576)	$(265)	$(66)	$(99)	$(435)	$(865)

ERC and PPP loan forgiveness

As previously discussed, the Company evaluated its eligibility for the employee retention credit.  It was determined that the Company qualified for the ERC for all quarters allowed under the Federal Government programs.  As a result, the Company recognized approximately $5,622,000 on a consolidated basis, for the period ended December 31, 2021.

In addition, on September 24, 2021 the Small Business Administration notified the Company that the full amount of the PPP loan was forgiven.  The amount of $4,000,000 was recorded in other income.

By participating in state and federal programs the ATG was able to avoid an involuntary reduction in workforce and maintain production for ontime delivery to our customers.

Interest Expense

Interest expense increased approximately $7,000 or 3.9% primarily due to the line of credit and equipment financing lease obligations at the ATG for the twelve month period ended December 31, 2021 compared to the same period in 2020. See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Income Taxes

The Company’s effective tax rate for operations was (1.1)% in 2021 and (61.3)% in 2020. The effective tax rate reflects federal and state income taxes, permanent non-deductible expenditures, non-taxable PPP loan foregiveness income, the deduction for foreign-derived intangible income (FDII), and the federal tax credit for research and development expenditures. The increase in the effective tax rate between 2020 and 2021 is a result of a decrease in the ratio of tax benefits to net income before taxes. See also Note 6, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

Net Income

Net income for the twelve month period ended December 31, 2021 increased approximately $3,955,000 or 3955.0% when compared to the twelve month period ended December 31, 2020.   Net income at the ATG was higher by approximately $4,075,000 while the net loss at the CPG increased by approximately $120,000.  The consolidated increase is primarily the result of the consolidated operating losses offset by the ERC and the PPP forgiveness, as discussed earlier.

Liquidity and Capital Resources:

	Twelve months ended December 31,
($000's omitted)	2021	2020

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$4,591	$826
Investing Activities	$3	$(729)
Financing Activities	$(983)	$3,809

YEAR-END FINANCIAL POSITION:
Working Capital	$34,067	$31,074
Indebtedness	$5,026	$9,928

CAPITAL EXPENDITURES (1):	$3	$(729)

(1)	NET OF PROCEEDS FROM SALE OF EQUIPMENT AND EQUIPMAENT FINANCING

Operating Activities:

The Company generated approximately $4,591,000 in cash from operations during the twelve month period ended December 31, 2021 as compared to generating approximately $826,000 for the same period in 2020.  At December 31, 2021, the Company had working capital of approximately $34,067,000 ($31,074,000 – December 2020) of which approximately $9,546,000 ($5,935,000 – December  2020) was comprised of cash.

The increase in working capital is primarily attributable to an increase in net income partially offset by adjustments to reconcile net income to cash generated of approximately $958,000.  In addition, there was a decrease of inventory at the ATG of approximately $3,252,000.  The Company continues to focus on inventory management in light of this period of uncertainty with respect to short and long-term industry demand. The balances of all other operating accounts were a net increase to working capital of approximately $381,000.

The Company’s cash flow from operations and available line of credit capacity provide the Company with the financial resources needed to run the Company’s operations and reinvest in its business. The Company’s ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company’s liquidity, its ability to obtain financing, and our operations in the future.

Investing Activities:

The Company generated approximately $3,000 in cash from investing activities during the twelve month period ended December 31, 2021 as compared to a usage of cash of approximately $729,000 during the same period in 2020.  Cash was generated primarily through the sale of equipment.  The sale of the equipment was due to the lower return on investment achieve than initially expected when purchased.

Financing Activities:

The Company’s primary usage of cash in its financing activities in the twelve month period ended December 31, 2021 include the principal payments on long-term debt and equipment financing obligations of approximately $1,786,000 partially offset by proceeds from equipment financing and proceeds from the line of credit of approximately $884,000. Approximately $81,000 was used for the purchase of treasury shares to satisfy tax obligations for the employee vested restricted stock shares.

As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000. As of July 31, 2020, the Company extended the line of credit from December 31, 2021 to December 31, 2022. On January 11, 2022, the Company executed an amendment to the loan agreement, which extended the line of credit availability period from December 31, 2022 to December 31, 2023. The amended agreement suspended the Debt Service Coverage Ratio loan covenant up through and including the third quarter of 2022.  A Quarterly Minimum Cash Flow measurement loan covenant replaced the Debt Service Coverage Ratio loan covenant. Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions.

Through the third quarter of 2022, the amended agreement requires the Company to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000.

The interest rate is a rate per year equal to the sum of (i) the greater of the Bloomberg’s Short-Term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii) 1.65 percentage point(s). For purposes of this paragraph, “Index Floor” means 0.5 percent.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. There was $4,250,000 balance outstanding at December 31, 2021 and $3,750,000 balance at December 31, 2020. The phase out of LIBOR and transition to the BSBY Daily Floating Rate is not expected to have a significant impact on the Company’s operating results, financial position, or cash flows as the only outstanding debt is the line of credit.

The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is approximately $712,000 outstanding as of December 31, 2021 and $534,000 outstanding at December 31, 2020.

On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act”). The PPP Loan was made through the Bank of America, NA (the “Lender”). The term of the PPP Loan was two years with an annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred until the SBA remits the loan forgiveness amount to the lender. The Company used approximately 60% of the amount of the PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted its forgiveness application to the Lender during the third quarter of 2021. During the third quarter, the entire loan was forgiven by the SBA and a gain of $4,000,000 was recorded in “Other income (expense)” in the Company’s consolidated statements of operations.

Management believes that it should retain the capital generated from operating activities for investment in research and development and programs to retain the Company’s human resources talent. Accordingly, there are no plans to institute a cash dividend within the next year.

The Company believes its cash generating capability and financial condition, together with available credit facilities will be adequate to meet our future operating and investing needs.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements of the Company which are included in this Form 10-K Annual Report are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

(i)	Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of December 31, 2021. Based on that evaluation as of December 31, 2021, the Company’s disclosure controls and procedures were not effective as a result of the material weakness in internal controls over financial reporting.

(ii)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the PEO and CFO, the Company, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.    The Company’s management noted the following control deficiencies that, individually and in the aggregate, constitute a material weakness in the Company’s internal controls over financial reporting as of December 31, 2021:

➢	A failure to complete the design and implement effective internal controls related to certain information technology (IT) general controls including: establishing written IT policies, performing a formal IT risk assessment, establishing offsite backup, and monitoring logical access and change management;
➢	Management’s assessment of entity-level controls and certain control activities was not sufficiently performed and documented to support their conclusions, and;
➢	As a result of the above items, we also concluded that management’s oversight of internal controls was not operating effectively.
(iii)	Changes in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected in a timely basis by the Company’s internal controls. As a result, management has concluded that the Company’s internal control over financial reporting was not effective at December 31, 2021.  Management identified a material weakness in its internal control in connection with its 2020 Form 10-K/A filing and began remediation efforts in 2021 and continues with its remediation plan which includes a comprehensive technology assessment by a third party, including the establishment and implementation of an information technology strategy and improving its risk assessment and documentation over the monitoring of internal controls.

Notwithstanding the existence of the above-mentioned material weaknesses, the Company believes that the consolidated financial statements in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the SEC that permit the Corporation to provide only management’s report in this Annual Report on Form 10 K.

Item 9B.Other Information

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year or such information will be included by amendment to this Form 10-K.

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

Item 11.Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2021:

Number of
	Number of		securities
	securities to be		remaining
	issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under
	options,	options	equity
	warrants and	warrants and	compensation
Plan category	rights	rights	plans
Equity compensation plans approved by security holders	—	—	88,277
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	88,277

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed with the SEC on April 8, 2020)

4.1	Shareholder Rights Plan dated as of October 15, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 17, 2012)

4.2	Amendment No. 1 to Shareholder Rights Plan dated as of March 11, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 11, 2015)

4.3	Amendment No. 2 to Shareholder Rights Plan dated as of December 22, 2021 (Incorporated by reference to Exhibit 4. To the Company’s Form 8-K filed with the SEC on December 27, 2021)

4.4	Description of Capital Stock (Filed herewith)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.7	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10.7 for the year ended December 31, 2016)

10.8	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.9	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.10*	Servotronics, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders)

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

10.13	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 13, 2020)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

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

101

The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 31, 2022	By	/s/ James C. Takacs, Principal Executive Officer
James C. Takacs
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James C. Takacs	Principal Executive Officer	March 31, 2022
James C. Takacs

/s/ Lisa F. Bencel	Chief Financial Officer	March 31, 2022
Lisa F. Bencel

/s/ Edward C. Cosgrove, Esq.	Director	March 31, 2022
Edward C. Cosgrove, Esq.

/s/ Lucion P. Gygax	Director	March 31, 2022
Lucion P. Gygax

/s/ Christopher M. Marks	Director	March 31, 2022
Christopher M. Marks

/s/ Jason T. Bear	Director	March 31, 2022
Jason T. Bear

	Director	March 31, 2022
Kenneth D. Trbovich

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated statement of comprehensive income (loss), and consolidated cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories

As discussed in Note 1, and as presented in Note 2 to the financial statements, inventories are stated at the lower of cost or net realizable value.  Costs include all costs incurred to bring each product to its present location and condition.   Market provisions in respect of lower of cost or net realizable value adjustments and inventory determined to be slow moving are applied to the gross inventory through a reserve.

- F2 -

The determination of the reserve for slow-moving and obsolete inventories always requires subjective assumptions related to expectations for future market conditions, customer forecasted orders, and product demand.   During 2021 and 2020, the impact of COVID-19 on the general economy, and specifically the commercial aerospace industry, continued to adversely impact the Company.  This included delays and declines in customer orders and revenue recognized, as well as continued high levels of inventories. Factors involved in accounting for inventories include verification of existence, determination of cost, and evaluation of reserves. Due to the magnitude of the inventories and various complex matters and subjective assumptions, we identified inventories as a critical audit matter, which required a high degree of auditor judgement.

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

/s/ FREED MAXICK CPAs, P.C.

We have served as the Company’s auditor since 2005.

Buffalo, New York

March 31, 2022

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2021	2020
Current assets:
Cash	$9,546	$5,935
Accounts receivable, net	7,198	7,636
Inventories, net	20,132	23,406
Prepaid income taxes	792	483
Other current assets	647	383
Total current assets	38,315	37,843

Property, plant and equipment, net	10,557	12,017

Deferred income taxes	900	137

Other non-current assets	321	331

Total Assets	$50,093	$50,328

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of long-term debt	$—	$2,334
Current portion of equipment financing and finance leases	276	301
Dividend payable	—	12
Accounts payable	663	1,599
Accrued employee compensation and benefits costs	1,759	1,649
Current portion of post retirement obligation	136	—
Other accrued liabilities	1,414	874
Total current liabilities	4,248	6,769

Long-term debt	4,750	7,293

Post retirement obligation	5,729	2,529

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,435,032 (2,416,683 - 2020) shares	523	523
Capital in excess of par value	14,500	14,481
Retained earnings	25,858	21,803
Accumulated other comprehensive loss	(3,908)	(1,356)
Employee stock ownership trust commitment	(258)	(359)
Treasury stock, at cost 122,839 (126,079 - 2020) shares	(1,349)	(1,355)
Total shareholders' equity	35,366	33,737

Total Liabilities and Shareholders' Equity	$50,093	$50,328

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

	Years Ended
	December 31,	December 31,
	2021	2020
Revenue	$40,558	$49,844

Costs and expenses:

Costs of goods sold, inclusive of depreciation and amortization	34,570	41,604
Gross margin	5,988	8,240

Operating expenses:
Selling, general and administrative	9,423	7,998
Legal settlement awards	1,890	—
Total operating expenses	11,313	7,998
Operating (loss)/income	(5,325)	242

Other income/(expense):
Employee retention credit (ERC)	5,622	—
Paycheck Protection Program loan forgiveness	4,000	—
Loss on sale of equipment	(98)	—
Interest expense, net	(187)	(180)
Total other income/(expense)	9,337	(180)

Income before income tax provision	4,012	62

Income tax benefit	(43)	(38)

Net income	$4,055	$100

Income per share:
Basic
Net income per share	$1.68	$0.04

Diluted
Net income per share	$1.68	$0.04

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2021	2020
Net Income	$4,055	$100
Other comprehensive income/(loss) items:
Actuarial losses	(3,308)	(357)
Income tax benefit on actuarial losses	695	74
Reclassification adjustment for amortization of net actuarial losses	77	60
Income tax expense on reclassification adjustment	(16)	(12)

Other comprehensive loss:
Retirement benefits adjustment, net of income taxes	(2,552)	(235)
Total comprehensive income/(loss)	$1,503	$(135)

See notes to consolidated financial statements

- F6 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2021	2020
Cash flows related to operating activities:
Net Income	$4,055	$100
Adjustments to reconcile net income to cash provided by operating activities:
Paycheck Protection loan forgiveness	(4,000)	—
Depreciation and amortization	1,368	1,442
Loss/(Gain) on disposal of property	98	(1)
Stock based compensation	106	339
(Decrease) in allowance for doubtful accounts	(57)	(149)
Increase in inventory reserve	22	283
Increase/(Decrease) in warranty reserve	129	(38)
Deferred income taxes	(84)	(30)

Change in assets and liabilities:
Accounts receivable	495	5,696
Inventories	3,252	(3,538)
Prepaid income taxes	(309)	(67)
Other current assets	(264)	139
Accounts payable	(948)	(2,859)
Accrued employee compensation and benefit costs	110	(634)
Other accrued liabilities	412	(126)
Post retirement obligation	105	168
Employee stock ownership trust payment	101	101

Net cash provided by operating activities	4,591	826

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(267)	(729)
Proceeds from sale of assets	270	—
Net cash provided (used) by investing activities	3	(729)

Cash flows related to financing activities:
Principal payments on long-term debt	(1,334)	(547)
Principal payments on equipment financing lease obligations	(452)	(294)
Proceeds from equipment note and equipment financing lease	384	—
Proceeds from line of credit	500	750
Purchase of treasury shares	(81)	(100)
Proceeds from paycheck protection program	—	4,000

Net cash (used) provided by financing activities	(983)	3,809

Net increase in cash	3,611	3,906

Cash at beginning of year	5,935	2,029

Cash at end of year	$9,546	$5,935

See notes to consolidated financial statements

- F7 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description and Summary of Significant Accounting Policies

Business Description

Servotronics, Inc. is a manufacturer of highly engineered critical components and customized technology solutions for the global aerospace and aviation industry. The Ontario Knife Company, a wholly owned subsidiary of Servotronics, Inc. manufactures consumer products consisting of knives and various types of cutlery and other edged products.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic, resulting in certain local government-mandated restrictions. Although both segments were deemed essential, we experienced disruption in our operations due to the push-out of orders by our customers, elevated safety standards to keep our employees safe, and supply chain challenges. The Company continues to face certain risks and uncertainties resulting from COVID-19, including the severity of a resurgence of COVID-19 or new strains of the virus, the timing, effectiveness and availability of, and people’s receptivity to, COVID-19 vaccines or other potential remedies, and impacts from potential mandatory vaccination requirements. Due to these uncertainties, the severity and extent of future impacts from COVID-19 or any new strains of the virus cannot be reasonably estimated at this time.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $131,000 at December 31, 2021 and $188,000 at December 31, 2020. The Company does not accrue interest on past due receivables.

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

- F8 -

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

Performance obligations are satisfied as of a point in time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As a significant portion of the Company’s revenue are recognized at the time of shipment, transfer of title and customer acceptance, there is no significant judgment applied to determine the timing of the satisfaction of performance obligations or transaction price. Shipping and handling activities that occur after the customer obtains control of the promised goods are considered fulfillment activities.

The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment. The Company generally receives payment for these contracts within the payment terms negotiated and agreed upon by each customer contract.

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of December 31, 2021 and December 31, 2020 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $511,000 and $382,000, respectively. This amount is reflected in other accrued expenses in the accompanying consolidated balance sheets. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or net realizable value adjustments and inventory determined to be slow moving are applied to the gross value of the inventory through a reserve of approximately $1,742,000 and $1,720,000 at December 31, 2021 and December 31, 2020, respectively. Pre-production and start-up costs are expensed as incurred.

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

- F9 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expensed as incurred. Upon disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

Depreciation is provided on the basis of estimated useful lives of depreciable properties, primarily by the straight-line method for financial statement purposes and by accelerated methods for tax purposes. Depreciation expense includes the amortization of finance lease assets. The estimated useful lives of depreciable properties are generally as follows:

Buildings and improvements	5-40 years
Machinery and equipment	5-20 years
Tooling	3-5 years

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as operating loss and credit carryforwards. The Company and its subsidiaries file a consolidated federal income tax returns, combined New York, Texas, California and Connecticut state income tax returns and a separate Arkansas state income tax return.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2021 or December 31, 2020, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2021 and 2020. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2021 and December 31, 2020. The 2018 through 2021 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes paid, net of a refund, for the years ended December 31, 2021 and 2020 amounted to approximately $345,000 and $40,000, respectively. Interest paid, for the years ended December 31, 2021 and 2020 amounted to approximately $187,000 and $180,000, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2021 and December 31, 2020.

- F10 -

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

The Company had sales of advanced technology products to two customers, including various divisions and subsidiaries of a common parent company, which represented more than 10% of consolidated revenues in 2021. In both 2021 and 2020 we had a concentration of sales to Customer A and Customer B representing approximately 52.6% and 49.0% of our consolidated sales, respectively. No other customers of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 10, Business Segments, for disclosures related to business segments of the Company.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2016-13 will be adopted by the Company as of January 1, 2023. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and does not expect the impact to be significant.

2.    Inventories

- F11 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2021	2020

	($000's omitted)
Raw material and common parts	$15,952	$16,989
Work-in-process	3,432	4,273
Finished goods	2,490	3,864
	21,874	25,126
Less inventory reserve	(1,742)	(1,720)
Total inventories	$20,132	$23,406

3.    Property, Plant and Equipment

	December 31,	December 31,
	2021	2020

	($000's omitted)
Land	$7	$7
Buildings	11,363	11,359
Machinery, equipment and tooling	20,689	21,146
Construction in progress	414	198
	32,473	32,710
Less accumulated depreciation and amortization	(21,916)	(20,693)
Property, plant and equipment, net	$10,557	$12,017

Depreciation and amortization expense amounted to approximately $1,368,000 and $1,442,000 for the years ended December 31, 2021 and 2020, respectively. Depreciation expense amounted to approximately $1,310,000 and $1,368,000 for the years ended December 31, 2021 and 2020, respectively. Amortization expense primarily related to finance leases amounted to approximately $58,000 and $74,000 for years ended December 31, 2021 and 2020, respectively.

The Company's Right of Use ('ROU') assets included in machinery, equipment and tooling had a net book value of approximately $209,000 ($610,000 - 2020).

As of December 31, 2021, there is approximately $414,000 ($198,000 – 2020) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $304,000 in CIP for machinery and approximately $110,000 for building improvements primarily at the Advance Technology Group.

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Long-Term Debt

	December 31,	December 31,
	2021	2020

	($000's omitted)
Paycheck protection program payable to financial institutions: Interest rate of 1% per annum.	$—	$4,000

Line of credit payable to a financial institution; Interest rate option of bank prime or Libor plus 2.15000% (B) (C)	4,250	3,750

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.554750%, monthly principal payments of $21,833 through 2021 with a balloon payment of $786,000 made December 1, 2021 (C).	—	1,048

Term loan payable to a financial institution; Interest rate option of bank prime or Libor plus 1.554750%, monthly principal payments of $23,810 through 2021 (C).	—	286

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.79553% - 1.835015% as of December 31, 2021) (D)	712	534

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding)(E)	64	310
	5,026	9,928
Less current portion	(276)	(2,635)
Long term debt	$4,750	$7,293

A.)	On April 21, 2020, the Company executed a promissory note (the “Note”) in the amount of $4,000,000 as part of the Paycheck Protection Program (the “PPP” Loan) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was being made through Bank of America, NA (the “Lender”). The term of the PPP Loan was two years with an annual interest rate of 1.00%. Payments on the unforgiven amount of prinicipal, if any, and interest on the PPP Loan were deferred until the date on which the loan forgiveness was detemined.

The Company used approximately 60% of the PPP Loan proceeds to pay for payroll costs and the balance on other eligible qualifying expenses consistent with the terms of the PPP and submitted its forgiveness application to the Lender during the third quarter of 2021. During the third quarter, the entire loan in the amount of $4,000,000 and the accrued interest of $57,000 was forgiven by the SBA and a gain of $4,057,000 was recorded in “Other income/(expense)” in the Company’s consolidated statements of operations.

B.)	As of March 20, 2020, the Company has a $6,000,000 line of credit. Through December 31, 2021, the interest rate is a rate per year equal to the bank’s prime rate or Libor plus 2.15%. In addition, effective December 20, 2021, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit.

On January 11, 2022, the Company executed an amendment to the loan agreement, which extended the line of credit availability period from December 31, 2022 to December 31, 2023. The amended agreement suspended the Debt Service Coverage Ratio loan covenant up through and including the third quarter of 2022. A Quarterly Minimum Cash Flow measurement loan covenant replaced the Debt Service Coverage Ratio loan covenant. Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions.

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through the third quarter of 2022, the amended agreement requires the Company to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000.

The interest rate is a rate per year equal to the sum of (i) the greater of the Bloomberg’s Short-Term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii) 1.65 percentage point(s). For purposes of this paragraph, “Index Floor” means 0.5 percent.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. There was $4,250,000 balance outstanding at December 31, 2021 and $3,750,000 balance at December 31, 2020.

C.)	The term loans were and the line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. Certain lenders require the Company to comply with debt covenants as described in the specific loan documents, including a debt service ratio. At December 31, 2021 and December 31, 2020 the Company was in compliance with these covenants.
D.)	The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. During the year ended December 31, 2021, approximately $384,000 was drawn on this facility. There was approximately $712,000 outstanding at December 31, 2021 and $534,000 balance outstanding at December 31, 2020.
E.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $64,000 outstanding at December 31, 2021 and $310,000 at December 31, 2020.

Principal maturities of long-term debt are as follows: 2022 - $276,000, 2023 - $4,481,000, 2024 - $182,000, 2025 - $77,000 and 2026 - $10,000. Remaining principal payments for the capital note and finance lease obligations for each of the next five years:

		December 31,
	Year	2021
		($000's omitted)
	2022	296
	2023	246
	2024	192
	2025	83
	2026	11
Total principal and interest payments		828
Less amount representing interest		(52)
Present value of net minimum lease payments		776
Less current portion		(276)
Long term principle payments		$500

- F14 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ESOP shares are held by the plan trustees in a suspense account until allocated to participant accounts. Contributions to the employee stock ownership plan are determinded annually by the Company according to plan formula. Each year the Company makes contributions to the trust sufficient to enable the trust to repay the principal and interest due to the Company under the trust loans. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. The ESOP plan allows dividends on unallocated shares to be distributed to participants in cash, unless otherwise directed. ESOP shares released from the suspense account are allocated to participants on the basis of their relative taxable compensation in the year of allocation and/or on the participant’s account balance.

If Servotronics shares are not readily tradeable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE American. There were no outstanding shares subject to the repurchase obligation at December 31, 2021.

Since inception of the ESOP, 384,014 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2021 and 2020, 56,635 and 71,744 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 in both 2021 and 2020. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for two former executives of the Company (the Plan). Upon ceasing employment with the Company, the Company will pay the annual cost of health insurance coverage and provide life insurance at the same level of coverage that was being provided to the former employee at the time of termination of employment with the Company. The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses. The retirees’ insurance benefits cease upon the death of the former executive. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at December 31, 2021 and 2020 was approximately $5,865,000 and $2,529,000, respectively.

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the balance sheets at December 31, 2021 and 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Current portion - retirement benefits and other	$136,000	$—
Long-term liabilities - retirement benefits and other	5,729,000	2,529,000
	$5,865,000	$2,529,000

Accumulated other comprehensive loss, before income taxes:
Net actuarial loss	$4,947,000	$1,716,000

The estimated net loss to be amortized from AOCI to benefit cost during 2022 is approximately $151,000. Among other changes in actuarial estimates, a significant portion of the increase in actuarial loss in 2021 was due to an executive covered by the plan ceasing employment with the Company at a time earlier than previously estimated, as well as the increase in health related reimbursements to the former employee. The actuarial loss is being amortized based on the expected lifetimes of the former executives.

A reconciliation of the beginning and ending balances of accumulated postretirement benefit obligations is as follows:

	December 31,	December 31,
	2021	2020
Accumulated postretirement benefit obligations at the beginning of the year	$2,529,000	$2,126,000
Service Cost	46,000	38,000
Interest Cost	65,000	70,000
Actuarial loss	3,308,000	357,000
Benefits paid	(83,000)	(62,000)
Accumulated postretirement benefit obligations at the end of the year	$5,865,000	$2,529,000

Financial information for this Plan for the year ended December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Service Cost	$46,000	$38,000
Interest Cost	65,000	70,000
Recognized actuarial loss	77,000	60,000
Pension cost	$188,000	$168,000
Company contribution and benefits paid	$83,000	$95,000

The Company estimates it will make contributions to the plan to fund the payments of benefits of approximately $146,000 in 2022.

Assumptions used as of and for the years ended December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Discount rate used in determining
Benefit obligation	2.750%	2.625%
Pension cost	2.625%	3.375%

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed healthcare cost trend rate is estimated at 10% for the first year and then grading down by 0.5% for each year subsequent until a floor of 5% is reached in 2032. The assumption for mortality uses the PriH – 2012 with an improvement scale of MP 2021 (for 2020 the MP 2020 improvement scale was used).

The effect of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated postretirement benefit obligation for health care benefits are as follows:

	December 31,	December 31,
	2021	2020
Effect of 1% increase in health care trend rates:
Benefit obligation	$1,078,000	$465,000
Aggregate of service and interest cost	$29,000	$28,000

Effect of 1% decrease of health care trend rates:
Benefit obligation	$(853,000)	$(356,000)
Aggregate of service and interest cost	$(21,000)	$(20,000)

The Company is expected to make benefit payments as of December 31, 2021:

Years ending December 31,
2022	$146,000
2023	156,000
2024	167,000
2025	178,000
2026	188,000
2027 - 2031	$1,083,000

6.    Income Taxes

The income tax provision from operations included in the consolidated statements of income consists of the following:

	Years Ended
	December 31,	December 31,
	2021	2020

	($000’s omitted)
Current:
Federal	$41	$(47)
State	—	(24)
	41	(71)
Deferred:
Federal	(84)	33
State	—	—
	(84)	33
	$(43)	$(38)

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from operations is as follows:

	Years Ended
	December 31,	December 31,
	2021	2020

Federal statutory rate	21.0%	21.0%
Permanent non-taxable income	0.9%	105.8%
PPP Loan Forgiveness	(20.9)%	0.0%
Business credits	(2.2)%	(61.7)%
ESOP dividend	0.0%	0.0%
Stock compensation	(0.1)%	(7.6)%
Foreign-derived intangible income deduction	0.0%	(55.7)%
State taxes, net of federal benefit	0.0%	(28.7)%
Other	0.2%	(34.4)%
	(1.1)%	(61.3)%

At December 31, 2021 and 2020, the deferred tax assets (liabilities) were comprised of the following:

	Years Ended
	December 31,	December 31,
	2021	2020

	($000’s omitted)
Deferred Tax Assets:
Inventories	$326	$455
Accrued employees compensation and benefits costs	444	397
Postretirement obligation (accumulated other comprehensive income)	1,039	360
Warranty reserve	107	80
Operating loss carryforward	147	147
Bad debt reserve	28	40
Other	104	67
Total deferred tax assets	2,195	1,546
Valuation allowance	(147)	(147)
Net deferred tax assets	2,048	1,399

Deferred tax liabilities:
Prepaid expenses	(126)	(62)
Property, plant and equipment	(1,022)	(1,200)
Total deferred tax liabilities	(1,148)	(1,262)
Net deferred tax assets	$900	$137

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2021, except for a valuation allowance of $147,000 ($147,000 – 2020) related to certain state tax credit carryforwards. At December 31, 2021, the Company had a New York state tax credit carryforward of approximately $147,000 ($147,000 – 2020), which begins to expire in 2023.

- F18 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are no uncertain tax positions or unrecognized tax benefits for 2021 and 2020. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2018 through 2021 federal and state tax returns remain subject to examination.

7.    Shareholders’ Equity

	Years Ended December 31, 2020 and 2021
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity
December 31, 2019	$21,703	$(1,121)	$523	$14,358	$(460)	$(1,471)	$33,532

Retirement benefits adjustment	—	(235)	—	—	101	—	(134)
Stock based compensation	—	—	—	123	—	216	339
Purchase of treasury shares	—	—	—	—	—	(100)	(100)
Net Income	100	—	—	—	—	—	100

December 31, 2020, as restated	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement benefits adjustment	—	(2,552)	—	—	101	—	(2,451)
Stock based compensation	—	—	—	19	—	87	106
Purchase of treasury shares	—	—	—	—	—	(81)	(81)
Net Income	4,055	—	—	—	—	—	4,055

December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2021, the Company has purchased 360,615 shares and there remain 89,385 shares available to purchase under this program. There were no shares purchased by the Company in 2021. On January 1, 2021, 25,250 shares of restricted stock vested of which 9,920 shares were withheld by the Company for approximately $81,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company's 2012 Long-Term Incentive Plan.

On May 25, 2018, the Company issued 78,750 shares of restricted stock to Executive Officers and certain key management of the Company under the Company's 2012 Long-Term Incentive Plan. The restricted share awards have varying vesting periods between January 2019 and January 2021; however, these shares have voting rights and accrue dividends prior to vesting. The accrued dividends are paid upon vesting of the restricted shares. The aggregate amount of expense to the Company, measured based on grant date fair value was approximately $735,000 and has been recognized over the requisite service period.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company's 2012 Long-Term Incentive Plan. These shares vest quarterly over a twelve month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, will be recognized over the requisite service period. An aggregate of 13,160 restricted shares were issued on May 14, 2021 with a grant date fair value of $100,000.

Included in the years ended December 31, 2021 and 2020 is approximately $106,000 and $339,000, respectively, of stock-based compensation expense related to the restrictive share awards. There is approximately $50,000 of stock based compensation expense related to unvested shares to be recognized in 2022.

- F19 -

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

	December 31,	December 31,
	2021	2020

	($000's omitted except for per share data)

Net Income	$4,055	$100
Weighted average common shares outstanding (basic)	2,411	2,366
Unvested restricted stock	7	31
Weighted average common shares outstanding (diluted)	2,418	2,397
Basic
Net income per share	$1.68	$0.04
Diluted
Net income per share	$1.68	$0.04

Share Based Payments

The Company's 2012 Long-Term Incentive Plan was approved by the shareholders at the 2012 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. As of December 31, 2021, there is no unrecognized compensation related to the unvested restricted shares vested on January 1, 2021.

A summary of the status of restricted share awards granted under all employee plans is presented below:

		Weighted Average Grant
	Shares	Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2019	54,416	$9.58

Granted in 2020	11,328	$8.83
Forfeited in 2020	—	—
Vested in 2020	34,830	$9.11
Unvested at December 31, 2020	30,914	$9.24

Granted in 2021	13,160	$7.60
Forfeited in 2021	—	—
Vested in 2021	37,498	$8.95
Unvested at December 31, 2021	6,576	$7.60

- F20 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shareholders’ Rights Plan

During 2012, the Company’s Board of Directors adopted a shareholders’ rights plan (the “Rights Plan”) and simultaneously declared a dividend distribution of one right for each outstanding share of the Company’s common stock outstanding at October 15, 2012. The Rights Plan replaced a previous shareholders rights plan that was adopted in 2002 and expired on August 28, 2012. The rights do not become exercisable until the earlier of (i) the date of the Company’s public announcement that a person or affiliated group other than the ESOP trust (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 25% or more of the Company’s common stock (excluding shares held by the ESOP trust) or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group becoming an Acquiring Person.

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

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants’ motion to dismiss was granted, in part, and denied, in part. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

- F21 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 3, 2021, the Company entered into a Settlement Agreement and Release (the “November 3, 2021 Settlement Agreement”) to settle all claims relative to a dispute for work performed by an independent contractor for the Company’s wholly-owned subsidiary, The Ontario Knife Company. The Summons and Complaint had been filed on March 3, 2016 in New York State Supreme Court, Erie County. The Plaintiff alleged that the Company had used the trade secret of the Plaintiff. Alleged damages was in the amount of $750,000. The Company denied all of the Plaintiff’s allegations. Substantive settlement negotiations were conducted by the parties under the Court’s guidance and supervision, which resulted in a settlement wherein the Company agreed to pay the sum of $90,000 in cash to the Plaintiff in return for the execution of a General Release to the Company, releasing the Company from any and all claims. The November 3, 2021 Settlement Agreement also acknowledged that the agreement reached thereunder was not an admission of liability on the part of the Company.

On November 30, 2021, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) by and among the Company, Aero Metal Products, Inc. (“AMP”), a wholly owned subsidiary of the Company, and Aero, Inc. (“Aero”) to settle all claims and counterclaims related to a lawsuit filed by Aero against the Company and AMP, on July 19, 2013 in the Supreme Court of the State of New York, County of Erie (the “Lawsuit”). Pursuant to the Settlement Agreement, the Company agreed to pay Aero $1,800,000 in cash and the parties have agreed to dismiss the Lawsuit, with prejudice. In addition, the Company and Aero each agreed to release the other party from certain claims, including those arising out of the Lawsuit.

The sole shareholder of Aero, Inc. is the wife of a former executive officer, who is the brother of a member of the Company’s Board of Directors.  The Settlement Agreement was unanimously approved by the Company’s Board of Directors. The Settlement Agreement does not constitute an admission of liability, culpability, negligence, or wrongdoing on the part of the Company or AMP. The Company believes the settlement is in the best interests of the Company and its shareholders. The settlement reflects the Company’s desire to forgo further litigation uncertainty, risk, expense, and potential damages, and to eliminate further distraction from business focus associated with continuing lengthy and complex litigation and possible appeals.

On December 21, 2021, the Company’s former Chief Executive Officer (“Former CEO”) delivered his Notice of Termination and alleged that the Company breached the terms of the Employment Agreement between the Company and the Former CEO by, among others, placing the Former CEO on paid administrative leave pending an internal investigation in June 2021. On December 22, 2021, the Board of Directors accepted the Former CEO’s resignation from the Company but rejected his request to treat his resignation as resignation for good reason under Paragraph 10 of his Employment Agreement. The Board also determined, based on the findings of its investigation, that the Former CEO committed willful malfeasance in violation of his Employment Agreement, and that such willful malfeasance would have justified termination of employment pursuant to Paragraph 9 of the Employment Agreement, but for his earlier resignation. The Former CEO claims that he is entitled to a severance payment equal to 2.99 times his average annual compensation as set forth in the Employment Agreement, plus the reimbursement of certain expenses and the value of any lost benefits. As noted above, the Board of Directors rejected the Former CEO’s claim that the Company breached the Employment Agreement. Accordingly, the Company is classifying the Former CEO’s termination as a voluntary resignation for which no severance is due. The Employment Agreement provides that disputes arising thereunder shall be settled by arbitration. To date, neither party has commenced an arbitration proceeding with respect to these matters. Based on the information known by the Company as of the date of this filing, if a claim is ultimately asserted, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized with respect to this matter.

There are no other legal proceedings currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.    Related Party Transactions

The Company paid legal fees and disbursements of approximately $85,000 and $183,000 in the year ended December 31, 2021 and 2020, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at December 31, 2021 and 2020 of approximately $15,000 and $19,000, respectively, with this firm.

- F22 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Business Segments

The Company operates in two business segments, Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and operations are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for prime government contractors, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Years Ended		Years Ended		Years Ended
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Revenues from unaffiliated customers	$31,677	$40,782	$8,881	$9,062	$40,558	$49,844

Cost of goods sold, inclusive of depreciation	(25,929)	(33,440)	(8,641)	(8,164)	(34,570)	(41,604)
Gross margin	5,748	7,342	240	898	5,988	8,240
Gross margin %	18.1%	18.0%	2.7%	9.9%	14.8%	16.5%

Operating expenses:
Selling, general and administrative	(7,661)	(6,245)	(1,762)	(1,753)	(9,423)	(7,998)
Legal settlement awards	(1,800)	—	(90)	—	(1,890)	—
Total operating expenses	(9,461)	(6,245)	(1,852)	(1,753)	(11,313)	(7,998)
Operating (loss)/income	(3,713)	1,097	(1,612)	(855)	(5,325)	242

Other income/(expense):
Other income: employee retention credit (ERC)	4,584	—	1,038	—	5,622	—
Other income: PPP loan forgiveness	4,000	—	—	—	4,000	—
Interest expense	(185)	(170)	(2)	(10)	(187)	(180)
Loss on sale of equipment	(98)	—	—	—	(98)	—
Total other income/(expense)	8,301	(170)	1,036	(10)	9,337	(180)
Income (loss) before income tax provision	4,588	927	(576)	(865)	4,012	62
Income tax provision expense/(benefit)	78	492	(121)	(530)	(43)	(38)
Net income/(loss)	$4,510	$435	$(455)	$(335)	$4,055	$100

- F23 -