Form 10-K/A
period 2021-12-31
SERVOTRONICS INC /DE/
filed 2022-04-29
CIK 89140

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

As of February 28, 2022, the number of $.20 par value common shares outstanding was 2,491,667.

Auditor Firm: FREED MAXICK CPAs, P.C.	Auditor Location: Buffalo, New York	Audit Firm ID: 317

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of Servotronics, Inc. (the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2022 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Other than the items outlined above, this Amendment does not modify or update the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Director Qualifications and Biographical Information

The biography of each director below contains information regarding that person’s principal occupation, positions held with the Company, service as a director, business experience, other director positions currently held or held at any time during the past five years, involvement in certain legal or administrative proceeding, if applicable, and the experiences, qualifications, attributes or skills that caused our Nominating and Corporate Governance Committee to conclude that the person should serve as a member of our Board of Directors.

Edward C. Cosgrove, Esq., age 87—Mr. Cosgrove has served as Director since 2012. He is an attorney with The Cosgrove Firm, a Buffalo-based law firm where his practice includes civil litigation, management of legal crises, representation of families, schools, advice to corporations, businesses and professionals. He earned a Bachelor of Arts Degree from the University of Notre Dame and a Doctor of Laws Degree from Georgetown University Law School. He previously served as a Special Agent with the Federal Bureau of Investigation and as District Attorney of Erie County, NY. Mr. Cosgrove enjoys the highest possible Peer Review Rating a lawyer can receive from Martindale-Hubbell for the years 1980 through 2022 and is considered annually as one of the top lawyers in Western New York. His broad-based legal experience is important to the Board of Directors.

William F. Farrell, Jr., age 55—Mr. Farrell was appointed to the Board of Directors in April 2022 when he also was appointed Chief Executive Officer of the Company. He joined the Company following a more than 30-year career with Western New York-based Moog Inc. (NYSE: MOG.A and MOG.B), where he served in various roles of increasing responsibility including, most recently, Site General Manager for Moog's Aircraft Group, which supports military and commercial aerospace applications. Prior to that, he served five years as Site General Manager for its Industrial Group, supporting markets including flight simulation, oil and gas exploration, power generation and industrials automation. Earlier in his tenure at Moog, he worked in a variety of other executive and engineering roles for the worldwide designer, manufacturer, and integrator of precision control components and systems, including in its Industrials Group, Space Products Division and Engine Controls Division. Mr. Farrell holds a B.S. degree in mechanical engineering from the University of Notre Dame and an M.B.A in manufacturing operations management from the State University of New York at Buffalo. His leadership experience and industry knowledge provide valuable insight to the Board of Directors in formulating and executing the Company’s strategy.

Lucion P. Gygax, age 51—Mr. Gygax has served as a Director since 2015 and serves as Chair of the Compensation Committee and a member of the Audit Committee and Nominating and Corporate Governance Committee. He is the principal owner and executive of an event management company, a consultant and author. Mr. Gygax retired this year from the Army as a Lieutenant Colonel after 33 years of service as a logistics officer and brings a diverse skill set to the board with experience in synchronizing multi-functional teams, budget management, human resources and talent management. Mr. Gygax graduated from Beloit College where he received a B.A. in History and Psychology. His experience leading complex logistics organizations across a diverse range of operating environments gives him valuable perspectives and insights. His leadership experience and achievements highly qualify him to serve as a Company Director.

Karen L. Howard, age 59—Ms. Howard was appointed to the Board of Directors in April 2022 and serves as a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. She has more than 30 years of professional experience as an advisor to and finance executive with public companies, as well as a proven record of board leadership. She retired in 2020 after serving for seven years as Executive Vice President of Kei Advisors LLC, an investor relations and business advisory firm serving micro-, small- and mid-cap public company executives and boards across the United States. Previously, she served for 17 years with Columbus McKinnon Corporation (Nasdaq: CMCO), including as Vice President of Strategic Initiatives, Vice President and Chief Financial Officer, and earlier roles as Treasurer and Controller of the publicly traded global manufacturer of material handling products and solutions. Prior to that, she was a certified public accountant with Ernst & Young LLP. Ms. Howard serves as a member of the Board of Directors of Highmark Western and Northeastern New York Inc. (formerly HealthNow New York Inc.), a regional health care company. She also chairs its audit committee. Ms. Howard earned her bachelor’s degree in accounting from Niagara University. Her accounting and business expertise, including an in-depth understanding of the preparation and analysis of financial statements, makes her highly qualified to serve as a Company Director.

Christopher M. Marks, age 57—Mr. Marks was appointed to the Board of Directors in July 2016 and serves as Chair of the Audit Committee and member of the Compensation Committee and Nominating and Corporate Governance Committee. Mr. Marks is a member of the financial planning firm Jensen, Marks, Langer & Vance, LLC, where he provides financial planning advice and investment management services. Also, he is a member and the Chief Compliance Officer of Sterling Investment Counsel, LLC, a registered investment advisor. He brings over 25 years of financial planning and analysis experience to the Company as well as a background in accounting, corporate law and governance. He holds a Bachelor of Science Degree in Accountancy from Villanova University, a Master of Business Administration from St. Bonaventure University, and a Juris Doctorate with honors from the State University of New York at Buffalo School of Law. He previously practiced commercial and corporate law at Phillips Lytle, LLP in Buffalo, NY and began his career with Price Waterhouse in New York City. His business, accounting and legal experience make him highly qualified to serve as a Company Director.

Evan H. Wax, age 40—Mr. Wax was appointed to the Board of Directors in April 2022 and serves as member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He is Managing Member of Wax Asset Management LLC in Madison, CT, an investment advisory firm that employs a long-term value based investment strategy. Prior to founding Wax Asset Management in 2011, Mr. Wax was Managing Director and Head Trader at Hayground Cove Asset Management where he was also a member of the investment committee and risk committee. Prior to that, he worked as a Financial Analyst at Goldman Sachs. Mr. Wax graduated from Yale University where he received a B.A. in Economics. His operational, financial and investment experience, and knowledge of capital markets gives him strong insight into the issues facing the Company’s businesses and markets.

Executive Officers

The following provides certain information regarding our executive officers. Each individual’s name and position with the Company is indicated. In addition, the principal occupation and business experience for the past five years is provided for each executive officer. There are no family relationships between any of our directors or executive officers.

William F. Farrell, Jr., age 55—Mr. Farrell was appointed Chief Executive Officer of the Company in April 2022. He joined the Company following a more than 30 year career with Moog Inc., where he served in various roles of increasing responsibility including, most recently, Site General Manager for Moog's Aircraft Group, which supports military and commercial aerospace applications. Prior to that, he served five years as Site General Manager for its Industrial Group, supporting markets including flight simulation, oil and gas exploration, power generation and industrials automation.

Lisa F. Bencel, age 65—Ms. Bencel was named Chief Financial Officer of the Company in January 2017. Prior to joining Servotronics, Ms. Bencel served as Global Controller and Treasurer with kgb, a privately held information services company. Previously, she was with global manufacturing and services companies in the aerospace, telecommunications and chemical industries, including GE, Honeywell (formerly AlliedSignal), Ericsson, L3Harris Technologies and Raytheon Technologies.

James C. Takacs, age 56—Mr. Takacs has served as Senior Vice President of the Company since September 2016 and was named Chief Operating Officer of the Company in May 2018. Prior to that he served as Vice President of the Company, a position he held since May 2010. Mr. Takacs first joined Servotronics in 1987 and he has served in various roles of increasing responsibility including Project Engineer, Quality Assurance Manager, and Director of Operations during his tenure with the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers and persons who own more than ten percent of the Company’s Common Stock to report their ownership and any changes in that ownership to the Securities and Exchange Commission. The Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met for 2021.

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

Shareholder Nominations of Director Candidates

Under our By-laws, a shareholder of record may nominate a person for election as a director at next year’s annual meeting if the shareholder has delivered timely notice to our Corporate Secretary setting forth:

•	the name, age, business address and residence address of each proposed nominee;

•	the principal occupation or employment of each nominee;

•	the number of shares of Servotronics capital stock which are owned of record and beneficially by each such nominee;

•	a written questionnaire with respect to the background and qualification of such proposed nominee and a written statement and agreement executed by each such nominee acknowledging that such person: (A) consents to being named in the Company’s proxy statement as a nominee and to serving as a director if elected, (B) intends to serve as a director for the full term for which such person is standing for election, and (C) makes certain other representations as set forth in the By-laws;

•	certain information regarding the proposing shareholder; and

•	any other information concerning each nominee that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of those nominees.

Audit Committee

In 2021, the Audit Committee consisted of Messrs. Gygax and Marks with Mr. Marks chairing the Committee and being designated as the Company’s “Audit Committee financial expert”. Ms. Howard and Mr. Wax were added to the Audit Committee in April 2022 in connection with their appointment to the Board. Each member of each of the Audit Committee is “independent” as that term is defined in the NYSE American listing standards. The Audit Committee meets with the Company’s Independent Auditors and reviews with them matters relating to corporate financial reporting and accounting procedures and policies, the adequacy of financial, accounting and operating controls, the scope of the audit and the results of the audit. The Audit Committee is also charged with the responsibility of submitting to the Board of Directors any recommendations it may have from time to time with respect to financial reporting and accounting practices, policies and financial accounting and operation controls and safeguards.

Item 11.	Executive Compensation

The Summary Compensation Table quantifies the amount or value of the different forms of compensation earned by or awarded to the Company’s Chief Financial Officer and Chief Operating Officer as well as the former Chief Executive Officer of the Company (the “Named Officers”) in fiscal 2021 and 2020 and provides a dollar amount for total compensation.

The Compensation Process Overview

The Compensation Committee determines the compensation of the Company’s Executive Officers in accordance with the NYSE American listing standards. The most significant aspects of management’s role are evaluating employee performance, recommending business performance targets and objectives, and recommending salary levels and other compensation awards, however final compensation determinations for all Executive Officers are approved by the Compensation Committee and ratified by the Board.

Base Salary

The Compensation Committee seeks to provide the Company’s Executive Officers with a level of assured cash compensation in the form of base salary that is commensurate with their professional status, accomplishments and geographic location. The base salaries are reviewed annually by the Compensation Committee and are adjusted from time to time to recognize competitive market data, the officer’s level of responsibility, outstanding individual performance, promotions and internal equity considerations. For the year ended December 31, 2021, base salary paid to each Named Officer is as set forth in the Summary Compensation Table.

Annual Bonus

The Company also makes cash awards to the Executive Officers and other employees that are not part of any pre-established, performance-based criteria. Awards of this type are completely discretionary and subjectively determined by the Compensation Committee at the time they are awarded. In the event this type of cash award is made, it is reflected in the “Summary Compensation Table” under a separate column entitled “Bonus”.

Equity Awards

Pursuant to the 2012 Long-Term Incentive Plan, as approved by the Company’s shareholders, the Compensation Committee may grant equity awards, the vesting of which may be based on the passage of time, achievement of performance conditions or vesting conditions otherwise determined by the Compensation Committee. No equity awards were granted in 2021.

Other Benefits

The Company generally provides employees with medical, life and disability insurance benefits.  All employees are eligible to participate in the Company’s 401(k) Plan to which employees are able to contribute up to the limit prescribed by the Internal Revenue Service.  The Company generally matches 75% of the first 4% of eligible compensation that is contributed to the Plan.  All employee deferral contributions and Company matching contributions are fully vested upon contribution.  All employees are also participants in the Employee Stock Ownership Plan.

Summary Compensation Table

The following table presents information relating to total compensation of the Named Executive Officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total
Lisa F. Bencel	2021	$245,960	--	$47,684	$293,644
Chief Financial Officer	2020	$245,960	$40,000	$47,128	$333,088

James C. Takacs	2021	$220,740	--	$38,313	$259,053
Chief Operating Officer	2020	$220,740	$25,000	$65,688	$311,428

Kenneth D. Trbovich	2021	$632,289	--	$221,211	$853,500
Former Chief Executive Officer	2020	$639,496	$100,000	$376,022	$1,115,518

(1)	All Other Compensation for 2021 includes (i) $2,831 for Ms. Bencel, $2,824 for Mr. Takacs and $2,831 for Mr. Trbovich in connection with the allocation of shares of Common Stock under the Servotronics Inc. Employee Stock Ownership Plan (“ESOP”) valued as of the closing price on November 30, 2021 (the date of allocation); (ii) $2,526, $1,476 and $630 for Ms. Bencel, Mr. Takacs and Mr. Trbovich, respectively, for life insurance; (iii) $34,596, $11,203 and $30,130 for Ms. Bencel, Mr. Takacs and Mr. Trbovich, respectively, for health, dental and vision insurance premiums and the reimbursement of medical/ health related expenses not covered under the Company’s health insurance plans; (iv) $7,731, $6,666, and $7,200 for Company 401k match and dividends paid on vested shares of restricted stock shares for Ms. Bencel, Mr. Takacs and Mr. Trbovich, respectively; (v) $16,144 and $173,300 for Mr. Takacs and Mr. Trbovich, respectively for vacation pay in lieu of time off pursuant to a policy that is generally applicable to all employees of the Company; and (vi) $7,120 for personal use of a company car for Mr. Trbovich.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2021:

Number of
	Number of		securities
	securities to be		remaining
	issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under
	options,	options	equity
	warrants and	warrants and	compensation
Plan category	rights	rights	plans
Equity compensation plans approved by security holders	—	—	88,277
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	88,277

Security Ownership of Certain Beneficial Owners

To the best of our knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) beneficially owned, as of April 25, 2022, more than five percent of the shares of Common Stock outstanding, except as set forth in the following table.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Common Stock (1)
Servotronics, Inc. Employee Stock Ownership Trust 1110 Maple Street Elma, NY 14059	440,649(2)	17.7%
Estate of Dr. Nicholas D. Trbovich 960 Porterville Road East Aurora, NY 14052	393,818(3)	15.8%
Brent D. Baird 25 Melbourne Place Buffalo, NY 14222	239,000(4)	9.6%
Wax Asset Management, LLC 44 Cherry Lane Madison, CT 06443	158,615(5)	6.4%
FMR LLC 245 Summer Street Boston, MA 02210	138,330(6)	5.6%

(1)	The percentages are based upon 2,491,667 shares of Common Stock outstanding as of April 25, 2022.

(2)	The Trustee of the Servotronics, Inc. Employee Stock Ownership Trust (the “ESOT”) directs the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the Trustee may direct the vote of that participant’s shares. As of April 25, 2021, approximately 384,014 shares are allocated to the accounts of participants and approximately 56,635 shares remain unallocated.

(3)	Kenneth D. Trbovich and Michael Trbovich are co-executors under the Estate of Nicholas D. Trbovich and share voting and investment power with respect to these shares. These amounts do not include the shares beneficially owned by certain of Dr. Trbovich’s other relatives.

(4)	According to an amended Schedule 13D filed by Brent D. Baird with the SEC on April 6, 2022, Mr. Baird has sole voting power and sole dispositive power with respect to 239,000 shares of Common Stock.

(5)	According to a Schedule 13G filed by Wax Asset Management, LLC with the SEC on January 31, 2022, these shares of Common Stock are owned by investment advisory clients of Wax Asset Management, LLC, which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, due to its discretionary power to make investment decisions over such shares for its clients. Investment advisory contracts also grant the Adviser voting power over the securities held in client accounts.

(6)	According to an amended Schedule 13G filed by FMR LLC with the SEC on February 9, 2022, Fidelity Management & Research Company LLC, a wholly- owned subsidiary of FMR LLC, is the beneficial owner of 138,330 shares of our common stock, as a result of acting as an investment adviser to various investment companies registered under the Investment Company Act of 1940. Abigail P. Johnson, Director, Chairman and Chief Executive Officer of FMR LLC and FMR LLC, through its control of Fidelity Management & Research Company LLC and the funds, each has sole power to dispose of the 140,130 shares of our common stock owned by such funds. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by such funds, which power resides with the funds’ Boards of Trustees. Fidelity Management & Research Company LLC carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees.

Security Ownership of Management and Directors

The following table sets forth certain information available to the Company with respect to shares of Common Stock owned by each director, each nominee for director, each executive officer and all directors, nominees and executive officers as a group, as of April 25, 2022:

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Common Stock (1)
Lisa F. Bencel	8,549(2)	*
Edward C. Cosgrove, Esq.	9,153	*
William F. Farrell, Jr.	6,794	*
Lucion P. Gygax	9,153	*
Karen L. Howard	118	*
Christopher M. Marks	9,153	*
James C. Takacs	37,721(3)	1.5%
Kenneth D. Trbovich	502,598(4)	20.2%
Evan H. Wax	158,733(5)	6.4%
All directors, nominees and executive officers as a group	741,972	29.8%

*	Less than 1.0%.

(1)	The percentages are based upon 2,491,667 shares of Common Stock outstanding as of April 25, 2022.

(2)	Includes 1,262 shares allocated to Ms. Bencel’s account under the ESOT.

(3)	Includes 20,058 shares allocated to Mr. Takacs’ account under the ESOT.

(4)	This amount includes (i) 393,818 shares held by the Estate of Dr. Trbovich for which Mr. Trbovich is the co-executor and shares voting and investment control over those shares; (ii) 17,609 shares held by a charitable foundation for which Mr. Trbovich serves as the Trustee; and (iii) 13,833 shares allocated to Mr. Trbovich’s account under the ESOT.

(5)	Includes 158,615 shares owned by investment advisory clients of Wax Asset Management, LLC, which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, due to its discretionary power to make investment decisions over such shares for its clients. Mr. Wax is the President of Wax Asset Management, LLC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The Company incurred legal fees and disbursements of approximately $100,000 in 2021 for services provided by a law firm that is owned by Edward C. Cosgrove, Director of the Company.

Proposed transactions between the Company and a related person are submitted to the Nominating and Corporate Governance Committee for their determinations. In making its determinations, the Nominating and Corporate Committee consider, among other factors, whether the proposed transaction is in the Company’s best interest and is on terms no less favorable to the Company than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Also, the Nominating and Corporate Governance Committee may, at its discretion, request an independent appraisal if an independent appraisal has not already been provided. A related party is excluded from participating in the determinations of the Nominating and Corporate Governance Committee.

Independent Directors

Under the corporate governance standards of the NYSE American, at least fifty percent of our Directors, and, except in limited circumstances, all of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, must meet the test of “independence” as defined by the NYSE American. The NYSE American standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined that each director nominee, other than Messrs. Cosgrove and Farrell, satisfies the bright-line criteria and that no other director or nominee has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of our Board.

Item 14.	Principal Accountant Fees and Services

Auditor Fees and Services

The following table shows fees for the audit and other services provided by Freed Maxick CPAs, P.C. for 2021 and 2020.

	2021	2020
Audit Fees(1)	$230,745	$218,964
Tax Fees(2)	$59,555	$66,225
Total	$290,300	$285,189

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements. 2021 Audit fees have not yet been finalized.

(2)	Tax service fees principally included fees for tax preparation, tax consulting services and tax compliance services.

Policy for Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves audit and non-audit services provided by Freed Maxick. The Audit Committee has considered whether provision of the services described above is compatible with maintaining our accountant’s independence and has determined that such services have not adversely affected Freed Maxick’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

April 29, 2022	By	/s/ William F. Farrell, Jr.
William F. Farrell, Jr.
Chief Executive Officer