Form 10-Q
period 2022-03-31
SERVOTRONICS INC /DE/
filed 2022-05-16
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Common Stock, $.20 par value	2,491,667

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current assets:
Cash	$8,855	$9,546
Accounts receivable, net	9,304	7,198
Inventories, net	20,186	20,132
Prepaid income taxes	593	792
Other current assets	1,431	647
Total current assets	40,369	38,315

Property, plant and equipment, net	10,349	10,557

Deferred income taxes	892	900

Other non-current assets	318	321

Total Assets	$51,928	$50,093

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$266	$276
Accounts payable	2,332	663
Accrued employee compensation and benefits costs	1,687	1,759
Current portion of postretirement obligation	136	136
Other accrued liabilities	1,347	1,414
Total current liabilities	5,768	4,248
Long-term debt	4,690	4,750
Postretirement obligation	5,732	5,729

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,435,032 (2,435,032 - 2021) shares	523	523
Capital in excess of par value	14,502	14,500
Retained earnings	26,183	25,858
Accumulated other comprehensive loss	(3,886)	(3,908)
Employee stock ownership trust commitment	(258)	(258)
Treasury stock, at cost 122,839 (122,839 - 2021) shares	(1,326)	(1,349)
Total shareholders’ equity	35,738	35,366

Total Liabilities and Shareholders’ Equity	$51,928	$50,093

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$11,168	$9,060

Cost of goods sold, inclusive of depreciation and amortization	8,530	8,067
Gross margin	2,638	993

Operating Expenses:
Selling, general and administrative	2,182	1,973
Operating income/(loss)	456	(980)

Other (expense)/income:
Other income: employee retention credit (ERC)	—	1,730
Interest expense	(70)	(61)
Gain on sale of equipment	26	—
Total other (expense)/income, net	(44)	1,669

Income before income tax provision	412	689

Income tax provision	87	148

Net income	$325	$541

Income per share:
Basic
Net income per share	$0.13	$0.23

Diluted
Net income per share	$0.13	$0.22

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net Income	$325	$541

Other comprehensive income items:
Actuarial gains	27	19
Income tax expense on actuarial losses	(5)	(4)
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	22	15

Total comprehensive income	$347	$556

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows related to operating activities:
Net Income	$325	$541
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	313	356
Stock based compensation	25	31
Increase in inventory reserve	168	58
Increase in allowance for doubtful accounts	65	36
Gain on sale of equipment	(26)	—
Change in assets and liabilities:
Accounts receivable	(2,171)	(98)
Other receivables-ERC	—	(1,593)
Inventories	(222)	1,091
Prepaid income taxes	199	140
Other current assets	(783)	(420)
Accounts payable	1,669	146
Accrued employee compensation and benefit costs	(72)	499
Post retirement obligation	34	24
Other accrued liabilities	(68)	25

Net cash (used) provided by operating activities	(544)	836

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(115)	(14)
Proceeds from sale of assets	38	—

Net cash used by investing activities	(77)	(14)

Cash flows related to financing activities:
Principal payments on long-term debt	—	(637)
Principal payments on equipment financing lease/note obligations	(70)	(85)
Proceeds from equipment note and equipment financing lease	—	384
Proceeds from line of credit	—	500
Purchase of treasury shares	—	(81)

Net cash (used) provided by financing activities	(70)	81

Net (decrease) increase in cash	(691)	903

Cash at beginning of period	9,546	5,935

Cash at end of period	$8,855	$6,838

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated financial statements should be read in conjunction with the 2021 annual report and the notes thereto.

COVID-19 Impacts on Our Business

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus a global pandemic. COVID-19 resulted in the disruption of our operations due to the push-out of orders by our customers, elevated safety standards to keep our employees safe, and supply chain challenges.  We continue to maintain the health and safety of our employees while meeting the needs of our customers and securing the financial well-being of the Company.  All of our operations and production activities have remained operational.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to COVID-19.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $196,000 at March 31, 2022 and $131,000 at December 31, 2021. The Company does not accrue interest on past due receivables.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Revenue is recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods and services to a customer. The Company determines revenue recognition using the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the company satisfies a performance obligation.

Revenue excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (e.g., sales and use taxes). Revenue includes payments for shipping activities that are reimbursed by the customer to the Company.

Performance obligations are satisfied as of a point in time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As a significant portion of the Company’s revenue is recognized at the time of shipment, transfer of title and customer acceptance, there is no significant judgment applied to determine the timing of the satisfaction of performance obligations or transaction price. Shipping and handling activities that occur after the customer obtains control of the promised goods are considered fulfillment activities.

The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment. The Company generally receives payment for these contracts within the payment terms negotiated and agreed upon by each customer contract.

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of March 31, 2022 and December 31, 2021 under the guidance of ASC 460 the Company has recorded a warranty reserve of approximately $511,000. This amount is reflected in other accrued expenses in the accompanying consolidated balance sheets. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than one year are applied to the gross value of the inventory through a reserve of approximately $1,910,000 and $1,742,000 at March 31, 2022 and December 31, 2021, respectively. Pre-production and start-up costs are expensed as incurred.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at March 31, 2022 or December 31, 2021, and did not recognize any interest and/or penalties in its consolidated statements of income during the periods ended March 31, 2022 and 2021. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2022 and December 31, 2021. The 2018 through 2021 federal and state income tax returns remain subject to examination.

Supplemental Cash Flow Information

There were income tax refunds received of approximately $113,000 for the three month period ended March 31, 2022 and no income taxes paid or refunds received for the same three month period ended March 31, 2021. Interest paid amounted to approximately $31,000 and $33,000, respectively, during the three months ended March 31, 2022 and 2021.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our CPG segment, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group.   Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at March 31, 2022 and December 31, 2021.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3.           Inventories

	March 31,	December 31,
	2022	2021

	($000’s omitted)
Raw material and common parts	$15,771	$15,952
Work-in-process	4,181	3,432
Finished goods	2,144	2,490
	22,096	21,874
Less inventory reserve	(1,910)	(1,742)
Total inventories	$20,186	$20,132

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.           Property, Plant and Equipment

	March 31,	December 31,
	2022	2021

	($000’s omitted)
Land	$7	$7
Buildings	11,363	11,363
Machinery, equipment and tooling	20,631	20,689
Construction in progress	529	414
	32,530	32,473
Less accumulated depreciation and amortization	(22,181)	(21,916)
Total property, plant and equipment	$10,349	$10,557

Depreciation and amortization expense amounted to approximately $313,000 and $356,000 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense amounted to approximately $305,000 and $339,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense primarily related to capital leases amounted to approximately $8,000 and $17,000 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there is approximately $529,000 ($414,000 – December 31, 2021) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects.  There is approximately $373,000  in CIP for the machinery and equipment ($304,000 – December 2021), $5,000 of computer equipment ($0 – December 2021) and $151,000 for building improvements ($110,000 – December 2021) primarily related to the Advance Technology Group.

5.           Long-Term Debt

	March 31,	December 31,
	2022	2021

	($000’s omitted)

Line of credit payable to a financial institution; Interest rate is the BSBY Daily Floating Rate (Interest rate 2.58943% as of March 31, 2022) (A)	$4,250	$4,250

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. (Interest rate/factor 1.7955% - 1.8350% as of March 31 , 2022) (B)	657	712

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/ factor 1.8227% - 1.8690% at time of funding)(C)	49	64
	4,956	5,026
Less current portion	(266)	(276)
	$4,690	$4,750

A.)	The Company has a $6,000,000 line of credit. The interest rate is a rate per year equal to the sum (i) the greater of the Bloomberg’s Short-Term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii) 1.65 Percentage point(s). For purpose of this paragraph “Index Floor” means 0.5 percent. In addition, the company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. The line of credit expires December 31, 2023.

On January 11, 2022, the Company executed an amendment to the loan agreement, which extended the line of credit. The amended agreement suspended the Debt Service Coverage Ratio loan covenant up through and including the third quarter of 2022. A Quarterly Minimum Cash Flow measurement loan covenant replaced the Debt Service Coverage Ratio loan covenant. Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Through the third quarter of 2022, the amended agreement requires the Company to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. There was approximately $4,250,000 balance outstanding at March 31, 2022 and December 31, 2021.

B.)	The Company established an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $657,000 outstanding at March 31, 2022 and $712,000 balance outstanding at December 31, 2021.
C.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $49,000 outstanding at March 31, 2022 and $64,000 at December 31, 2021.

Principal maturities of long-term debt are as follows: 2022 - $206,000; 2023 - $4,481,000; 2024 - $182,000; 2025 - $77,000; and 2026 - $10,000. Remaining principal payments for the capital note and capital lease obligations for each of the next five years:

	March 31,	December 31,
	2022	2021

	($000’s omitted)

2022	$225	$296
2023	246	246
2024	192	192
2025	83	83
2026	11	11
Total principal and interest payments	757	828
Less amount representing interest	(51)	(52)
Present value of net minimum loan/lease payments	706	776
Less current portion	(266)	(276)
Long term principle payments	$440	$500

6.            Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for two former executives of the Company (the Plan). Upon ceasing employment with the Company, the Company will pay the annual cost of health insurance coverage and provide life insurance at the same level of coverage provided to the former employee at the time of termination of employment by the Company.  The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses.  The participant’s insurance benefits cease upon the death of the former executive. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at March 31, 2022 and December 31, 2021 was approximately $5,868,000 and $5,865,000, respectively and has been recognized in Postretirement Obligation and current portion of Postretirement Obligation in the accompanying balance sheets.

Benefit cost for the three months ended March 31, 2022 and 2021 totaled $69,000 and $46,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.           Shareholders’ Equity

	Three-month Period Ended March 31, 2022
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Loss	Common Stock	par value	ESOT	stock	equity

December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	2	—	23	25
Net Income	325	—	—	—	—	—	325

March 31, 2022	$26,183	$(3,886)	$523	$14,502	$(258)	$(1,326)	$35,738

	Three-month Period Ended March 31, 2021
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2020	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement benefits adjustment	—	15	—	—	—	—	15
Stock based compensation	—	—	—	11	—	20	31
Purchase of treasury shares	—	—	—	—	—	(81)	(81)
Net Income	541	—	—	—	—	—	541

March 31, 2021	$22,344	$(1,341)	$523	$14,492	$(359)	$(1,416)	$34,243

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2022, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2022.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in three months ended March 31, 2022 and March 31, 2021 is approximately $25,000 and $31,000, respectively, of stock-based compensation expense related to the restrictive share awards.

		Weighted Average
		Grant Date Fair
	Shares	Value
Restricted Share Activity:
Unvested at December 31, 2021	6,576	$7.60

Vested in 2022	3,288	$7.60
Unvested at March 31, 2022	3,288	$7.60

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

	Three Months Ended
	March 31,
	2022	2021

	($000’s omitted except per share data)
Net Income	$325	$541
Weighted average common shares outstanding (basic)	2,432	2,404
Unvested restricted stock	3	3
Weighted average common shares outstanding (diluted)	2,435	2,407
Basic
Net income per share	$0.13	$0.23
Diluted
Net income per share	$0.13	$0.22

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

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants' motion to dismiss was granted, in part, and denied, in part. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

On December 21, 2021, the Company's former Chief Executive Officer ("Former CEO") delivered his Notice of Termination and alleged that the Company breached the terms of the Employment Agreement between the Company and the Former CEO by, among others, placing the Former CEO on paid administrative leave pending an internal investigation in June 2021. On December 22, 2021, the Board of Directors accepted the Former CEO's resignation from the Company but rejected his request to treat his resignation as resignation for good reason under Paragraph 10 of his Employment Agreement. The Board also determined, based on the findings of its investigation, that the Former CEO committed willful malfeasance in violation of his Employment Agreement, and that such willful malfeasance would have justified termination of employment pursuant to Paragraph 9 of the Employment Agreement, but for his earlier resignation. The Former CEO claims that he is entitled to a severance payment equal to 2.99 times his average annual compensation as set forth in the Employment Agreement, plus the reimbursement of certain expenses and the value of any lost benefits. As noted above, the Board of Directors rejected the Former CEO's claim that the Company breached the Employment Agreement. Accordingly, the Company is classifying the Former CEO's termination as a voluntary resignation for which no severance is due. The Employment Agreement provides that disputes arising thereunder shall be settled by arbitration. To date, neither party has commenced an arbitration proceeding with respect to these matters. Based on the information known by the Company as of the date of this filing, if a claim is ultimately asserted, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized with respect to this matter.

There are no other legal proceedings currently pending by or against the Company other than litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.           Related Party Transactions

The Company paid legal fees and disbursements of approximately $21,000 and $19,000 in the three month periods ended March 31, 2022 and 2021, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors.  Additionally, the Company had accrued unbilled legal fees at March 31, 2022 and 2021 of approximately $10,000 and $20,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2022, the Company had total assets of approximately $51,928,000 ($50,093,000 – December 31, 2021) of which approximately $42,382,000 ($40,871,000 – December 31, 2021) was for ATG and approximately $9,546,000 ($9,222,000 – December 31, 2021) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2022	2021	2022	2021	2022	2021
Revenues from unaffiliated customers	$9,168	$7,223	$2,000	$1,837	$11,168	$9,060

Cost of goods sold, inclusive of depreciation	(6,815)	(6,210)	(1,715)	(1,857)	$(8,530)	(8,067)
Gross margin	2,353	1,013	285	(20)	2,638	993
Gross margin %	25.7%	14.0%	14.3%	(1.1)%	23.6%	11.0%

Selling, general and administrative	(1,774)	(1,585)	(408)	(388)	(2,182)	(1,973)
Total operating costs and expenses	(8,589)	(7,795)	(2,123)	(2,245)	(10,712)	(10,040)
Operating income/(loss)	579	(572)	(123)	(408)	456	(980)

Other income: ERC	—	1,413	—	317	—	1,730
Interest expense	(70)	(60)	—	(1)	(70)	(61)
Gain on sale of equipment	26	—	—	—	26	—
Total other (expense)/income, net	(44)	1,353	—	316	(44)	1,669

Income (loss) before income tax provision	535	781	(123)	(92)	412	689

Income tax provision (benefit)	113	168	(26)	(20)	87	148
Net income/(loss)	$422	$613	$(97)	$(72)	$325	$541
Capital expenditures, net	$77	$10	$—	$4	$77	$14

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the three months ended March 31, 2022 and 2021, approximately 82% and 80%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers.  During the three months ended March 31, 2022 and 2021, approximately 18% and 20% of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers. The Company’s consolidated revenues increased approximately $2,108,000 for the three month period ended March 31, 2022 when compared to the same period in 2021. This is due to an increase at the ATG of approximately $1,945,000 and an increase at the CPG of approximately $163,000.

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

See also Note 10, Business Segments, of the accompanying condensed consolidated financial statements for information concerning business segment operating results.

Business Environment

The COVID-19 pandemic continues to impact our business operations, our customers’ and suppliers’ ability to operate at normal levels.  Disruptions in normal operating levels continue to create supply chain disruptions and inflationary cost pressures within our end-markets.  We anticipate supply chain constraints, and the inflationary environment will continue during 2022.

We continue to actively monitor regional COVID-19 outbreaks, and the related government restrictions and lockdown activities in the areas we operate.  The Company is focused on ensuring ample liquidity to meet its business needs.  For the three months ended March 31, 2022, the impacts of COVID-19 have not been material.

Results of Operations

The following table compares the Company’s consolidated statements of income data for the three months ended March 31, 2022 and 2021:

	($000’s omitted except per share data)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022		2021		2022 vs 2021
		% of		% of	Dollar	% Favorable/
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenues:
Advanced Technology	$9,168	82.1%	$7,223	79.7%	$1,945	26.9%
Consumer Products	2,000	17.9%	1,837	20.3%	163	8.9%
	11,168	100.0%	9,060	100.0%	2,108	23.3%

Cost of goods sold, inclusive of depreciation and amortization	(8,530)	76.4%	(8,067)	89.0%	(463)	(5.7)%
Gross margin	2,638	23.6%	993	11.0%	1,645	165.7%
Gross margin %	23.6%		11.0%

Selling, general and administrative	(2,182)	19.5%	(1,973)	21.8%	(209)	(10.6)%
Total operating costs and expenses	(10,712)	95.9%	(10,040)	110.8%	(672)	(6.7)%
Operating income/(loss)	456	4.1%	(980)	(10.8)%	1,436	(146.5)%

Other income: ERC	—	0.0%	1,730	19.1%	(1,730)	—
Interest expense	(70)	(0.6)%	(61)	(0.7)%	(9)	(14.8)%
Gain on sale of equipment	26	0.2%	—	0.0%	26	0.0%
Total other (expense)/income, net	(44)	(0.4)%	1,669	18.4%	(1,713)	(102.6)%

Income before income tax provision	412	3.7%	689	7.6%	(277)	(40.2)%

Income tax provision	87	0.8%	148	2.0%	(61)	(41.2)%
Net income	$325	2.9%	$541	7.5%	$(216)	(39.9)%

Revenue and Gross Margin

	ATG		CPG		Servotronics, Inc.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
($000's omitted)	2022	2021	2022	2021	2022	2021

Revenues	$9,168	$7,223	$2,000	$1,837	$11,168	$9,060
Cost of goods sold	(6,815)	(6,210)	(1,715)	(1,857)	(8,530)	(8,067)

Gross margin	2,353	1,013	285	(20)	2,638	993
Gross margin %	25.7%	14.0%	14.3%	(1.1)%	23.6%	11.0%

Revenue

The Company’s consolidated revenues from operations increased approximately $2,108,000 or 23.3% for the three month period ended March 31, 2022 when compared to the same period in 2021. This is due to an increase at both the ATG of approximately $1,945,000 or 26.9% and at the CPG of approximately $163,000 or 8.9%.

The consolidated increase for the three month period ended March 31, 2022 when compared to the same period ended March 31, 2021 is attributable to an increase in units shipped at the ATG of approximately $424,000 and an increase in the average price due to the mix of units shipped of approximately $1,521,000. With the exception of the last quarter in 2021, the ATG is experiencing a gradual increase in revenues, quarter over quarter for the last four quarters.

Additionally, there was an increase in the average price due to the mix of units shipped at the CPG of approximately $158,000 despite a drop in volume and an increase in price of approximately $5,000. The CPG revenue for the three month period ended March 31, 2022 is the highest revenue recognized in the first quarter of a calendar year since the three month period ended March 31, 2012.

Gross Margin

The Company’s consolidated gross margin increased approximately $1,645,000 or 165.7% for the three month period ended March 31, 2022 when compared to the same period in 2021. This is due to an increase at both the ATG of approximately $1,340,000 or 132.3% and at the CPG of approximately $305,000 or 1525.0%.

The ATG gross margin increased in the three month period due to an increase in the price of the mix of the units shipped of approximately $1,521,000 and an improved cost per unit produced of approximately $303,000. The gross margin increases were offset by approximately $484,000 due to the increased costs of higher volume of units shipped at the ATG. Additionally, the CPG gross margin increased in the three month period due to an increase in the price of the mix of the units shipped of approximately $163,000 and an improved cost per unit produced of approximately $142,000.

Since mid-2020, both Segments have experienced the challenge of fully utilizing their production resources, increasing the cost per unit produced. Coupled with the increased costs of raw materials and shipping costs associated with the production of our products, the Segments have been closely monitoring all other purchases. Both Segments have experienced an improvement in the utilization of their production resources with an increase in production at both locations during the three months ended March 31, 2022.

Selling, General and Administrative Expenses and Operating Income/(Losses)

	ATG		CPG		Servotronics, Inc.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
($000's omitted)	2022	2021	2022	2021	2022	2021

SG&A:
Selling, general & admin	(1,774)	(1,585)	(408)	(388)	(2,182)	(1,973)
Total SG&A	$(1,774)	$(1,585)	$(408)	$(388)	$(2,182)	$(1,973)
% SG&A to Revenues	19.3%	21.9%	20.4%	21.1%	19.5%	21.8%

Operating Income/(Loss)
	$579	$(572)	$(123)	$(408)	$456	$(980)
Operating Inc/(Loss) %	6.3%	(7.9)%	(6.2)%	(22.2)%	4.1%	(10.8)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased approximately $209,000 or (10.6)% for the three month period ended March 31, 2022 when compared to the same period in 2021.  This is due to an increase at both the ATG of approximately $189,000 or (11.9)% and at the CPG of approximately $20,000 or (5.2)%.  The increase is driven by the ATG due to higher legal fees of approximately $227,000 and insurances of approximately $38,000 offset by lower compensation of approximately $76,000 and professional fees of $25,000.   Additionally, there is an increase at the CPG due to higher media advertising of approximately $19,000.  All other SG&A expenditures increased approximately $26,000 for the three month period ended March 31, 2022 compared to the same period in 2021.  Despite the increase in SG&A expenses the percentage to revenue is beginning to drop due to the increases in revenue at both Segments and lower nonrecurring expenses at the ATG.

Operating Income/(Losses)

Income from operations increased approximately $1,436,000 or 146.5% when comparing the three month period ended March 31, 2022 to the same period in 2021. Operating income improved at the ATG and CPG by approximately $1,151,000 and $285,000, respectively, as compared to the three month period ended March 31, 2021.

The consolidated improvement in operating income is primarily the result in the increases in revenue partially offset by increases in SG&A expenditures at both Segments, as discussed above.

Other (Expense)/Income:

	ATG		CPG		Servotronics, Inc.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
($000's omitted)	2022	2021	2022	2021	2022	2021

Other (Expense)/Income:
ERC	$—	$1,413	$—	$317	$—	$1,730
Interest expense	(70)	(60)	—	(1)	(70)	(61)
Gain sale of equipment	26	—	—	—	26	—
Total other (expense)/income, net	$(44)	$1,353	$—	$316	$(44)	$1,669

Income (loss) before income tax provision (benefits)	$535	$781	$(123)	$(92)	$412	$689
EBIT %	5.8%	10.8%	(6.2)%	(5.0)%	3.7%	7.6%

As discussed in the Company’s Annual Report on Form 10-K, the Company qualified for the Employee Retention Credit (ERC) for all quarters allowed under the Federal Government program.  The Infrastructure Investment and Jobs Act of 2021, enacted November 15, 2021 terminated the employee retention credit for wages paid in the fourth quarter of 2021 for employers that are not recovery startup businesses.  As a result, for the three months ended March 31, 2022 there was no recognition of an ERC as compared to approximately $1,730,000 recognized in the three month period ended March 31, 2021.

Interest Expense

Interest expense increased approximately $9,000 or (14.8)% primarily due to the increase in interest recognized for postretirement benefits offset by the elimination of the interest for the paydown of the Company’s term loans as of December 2021. See also Note 5, Long-Term Debt, of the accompanying condensed consolidated financial statements for information on long-term debt.

Income before Income Taxes

The Company’s consolidated income before income taxes decreased approximately $277,000 or (40.2)% during the three month period ended March 31, 2022 when compared to the same three month period ended March 31, 2021.  Income before income taxes for the three month period ended March 31, 2022 decreased at the ATG and losses increased at the CPG by approximately $246,000 and $31,000, respectively, as compared to the three month period ended March 31, 2021.

Both Segments performed significantly better during the three months ended March 31, 2022 as compared to the three month period ended March 31, 2021, despite the elimination of the ERC, discussed above.

Net Income

Net Income decreased approximately $216,000 or (39.9)% when comparing the three month period ended March 31, 2022 to the same period in 2021.  Net income at the ATG was lower by approximately $191,000 or (31.1)% while the net loss at the CPG increased by approximately $25,000 or (34.7)% as compared to the three month period ended March 31, 2021.  The consolidated decrease is primarily the result of the elimination of the ERC credit and increases in the SG&A offset by improved revenues and operating performance at both Segments.

Liquidity and Capital Resources

	Three months ended March 31,
($000's omitted)	2022	2021

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(544)	$836
Investing Activities	$(77)	$(14)
Financing Activities	$(70)	$81

QUARTER END FINANCIAL POSITION:
Working Capital	$34,601	$32,153
Indebtedness	$5,732	$7,515

CAPITAL EXPENDITURES (1):	$(77)	$(14)

(1) NET OF PROCEEDS FROM SALE OF EQUIPMENT AND EQUIPMENT FINANCING

Operating Activities:

The Company used approximately $544,000 in cash from operations during the three month period ended March 31, 2022 as compared to providing approximately $836,000 for the same period in 2021.  At March 31, 2022, the Company had working capital of approximately $34,601,000 ($34,067,000 – December 2021) of which approximately $8,855,000 ($9,546,000 – December 2021) was comprised of cash.

The decrease in cash flows from operating activities is primarily attributable to an increase in accounts receivable of approximately $2,171,000, due to the increases in revenues and other current assets/prepaid insurances of approximately $783,000 partially offset by an increase in accounts payable of approximately $1,669,000 and net income plus adjustments to reconcile net income to cash of approximately $870,000.  All other operating accounts were a net used amount of approximately $129,000.

The Company’s cash flow from operations and available capacity provide the Company with the financial resources needed to run the Company’s operations and reinvest in its business.  The Company’s ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company’s liquidity, its ability to obtain financing, and our operations in the future.

Investing Activities:

The Company used approximately $77,000 in cash from investing activities during the three month period ended March 31, 2022 as compared to a usage of cash of approximately $14,000 during the same period in 2021. Usage of cash for ATG manufacturing improvement projects partially offset by proceeds from the sale of an automobile.

Financing Activities:

The Company’s primary usage of cash in its financing activities in the three month period ended March 31, 2022 include the principal payments on equipment financing obligations of approximately $70,000.

As of March 20, 2020, the Company increased its line of credit from $4,000,000 to $6,000,000.  On January 11, 2022, the Company executed an amendment to the loan agreement, which extended the line of credit availability period from December 31, 2022 to December 31, 2023.  The amended agreement suspended the Debt Service Coverage Ratio up through and including the third quarter of 2022.  A Quarterly Minimum Cash Flow measurement replaced the Debt Service Coverage Ratio.  Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions.

Through the third quarter of 2022, the amended agreement requires the Company to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000. We are in compliance with all covenants under the agreement.

The interest rate is a rate per year equal to the sum of (i)  the greater of the Bloomberg’s Short-Term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii)  1.65 percentage point(s).  For purposes of this paragraph, “Index Floor” means 0.5 percent.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. There was a $4,250,000 balance outstanding at both March 31, 2022 and December 31, 2021. The phase out of LIBOR and transition to the BSBY Daily Floating Rate is not expected to have a significant impact on the Company’s operating results, financial position, or cash flows as the only outstanding debt is the line of credit.

The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is approximately $657,000 outstanding as of March 31, 2022 and $712,000 outstanding at December 31, 2021.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of March 31, 2022. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Form 10-K for the year ended December 31, 2021.

Changes in Internal Controls

As reported in the Company’s Form 10-K for the year ended December 31, 2021, management identified certain control deficiencies that, individually and in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting. The Company began its remediation efforts in 2021 and continue with its remediation plan which includes a comprehensive technology assessment by a third party, including the establishment and implementation of an information technology strategy and improving its risk assessment and documentation over the monitoring of internal controls.  Except for the implementation of the remediation plan, there have been no changes during the period covered by this report to the

Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Notwithstanding the existence of the above-mentioned material weakness, the Company believes that the consolidated financial statements in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth in Note 8, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than litigation incidental to the business, which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of Publicly	that may yet be Purchased
	Total Number of Shares	Weighted Average Price $	Announced Plans or Programs	under the Plans or Programs
2022 Periods	Purchased	Paid Per Share	(1)	(1)
January	—	$—	—	89,385
February	—	—	—	89,385
March	—	—	—	89,385
Total	—	$—	—	89,385
(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2022, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the three month period ended March 31, 2022.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

10.1	Servotronics, Inc. Executive Change in Control Severance Plan
10.2	Participation Agreement for Executive Change in Control Severance Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this release, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve numerous risks and uncertainties which may cause the actual results of the Company to be materially different from future results expressed or implied by such forward-looking statements. There are a number of factors that will influence the Company’s future operations, including: uncertainties in today’s global economy, including political risks, adverse changes in legal and regulatory environments, and difficulty in predicting defense appropriations, the introduction of new technologies and the impact of competitive products, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components, the Company’s ability to accurately align capacity with demand, the availability of financing and changes in interest rates, the outcome of pending and potential litigation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains, the ability of the Company to obtain and retain key executives and employees and the additional risks discussed elsewhere in this Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer