Form 10-Q
period 2022-06-30
SERVOTRONICS INC /DE/
filed 2022-08-15
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Common Stock, $.20 par value	2,498,697

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current assets:
Cash	$5,108	$9,546
Accounts receivable, net	10,139	7,198
Inventories, net	18,940	20,132
Prepaid income taxes	112	792
Other current assets	1,168	647
Total current assets	35,467	38,315

Property, plant and equipment, net	10,355	10,557

Deferred income taxes	884	900

Other non-current assets	316	321

Total Assets	$47,022	$50,093

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and finance leases	255	276
Accounts payable	2,717	663
Accrued employee compensation and benefits costs	1,586	1,759
Current portion of post retirement obligation	136	136
Other accrued liabilities	1,225	1,414
Total current liabilities	5,919	4,248
Long-term debt	381	4,750
Post retirement obligation	5,730	5,729

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,498,697 (2,491,667 - 2021) shares	523	523
Capital in excess of par value	14,509	14,500
Retained earnings	25,373	25,858
Accumulated other comprehensive loss	(3,864)	(3,908)
Employee stock ownership trust commitment	(258)	(258)
Treasury stock, at cost 115,809 (122,839 - 2021) shares	(1,291)	(1,349)
Total shareholders’ equity	34,992	35,366

Total Liabilities and Shareholders’ Equity	$47,022	$50,093

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$11,230	$10,028	$22,398	$19,088

Costs of goods sold, inclusive of depreciation and amortization	10,062	8,156	18,592	16,223
Gross margin	1,168	1,872	3,806	2,865

Operating Expenses:
Selling, general and administrative	2,071	2,209	4,253	4,182
Total operating costs and expenses	12,133	10,365	22,845	20,405
Operating loss	(903)	(337)	(447)	(1,317)

Other (expense)/income:
Other income: employee retention credit (ERC)	—	1,914	—	3,644
Interest expense	(74)	(66)	(144)	(127)
Gain on sale of equipment	—	—	26	—
Total other (expense)/income, net	(74)	1,848	(118)	3,517

(Loss)/income before income taxes	(977)	1,511	(565)	2,200

Income tax (benefit)/provision	(167)	325	(80)	473

Net (loss)/income	$(810)	$1,186	$(485)	$1,727

Income per share:
Basic
Net (loss)/income per share	$(0.33)	$0.49	$(0.20)	$0.72

Diluted
Net (loss)/income per share	$(0.33)	$0.49	$(0.20)	$0.72

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($000’s omitted)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net (loss)/income	$(810)	$1,186	$(485)	$1,727

Other comprehensive income items:
Actuarial gains	29	20	56	39
Income tax expense on actuarial losses	(6)	(4)	(12)	(8)
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	23	16	44	31

Total comprehensive (loss)/income	$(787)	$1,202	$(441)	$1,758

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows related to operating activities:
Net (loss)/income	$(485)	$1,727
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	622	714
Stock based compensation	67	56
Increase in allowance doubtful accounts	—	9
Decrease in inventory reserve	(79)	(19)
(Decrease)/increase in warranty reserve	(15)	10
Gain on sale of equipment	(26)	—
Change in assets and liabilities:
Accounts receivable	(2,941)	(272)
Other receivables - ERC	—	(999)
Inventories	1,271	2,118
Prepaid income taxes	680	285
Other current assets	(521)	(361)
Accounts payable	2,054	(264)
Accrued employee compensation and benefit costs	(173)	559
Post retirement obligations	61	57
Other accrued liabilities	(173)	246

Net cash provided by operating activities	342	3,866

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(428)	(13)
Proceeds from sale of assets	38	—

Net cash used by investing activities	(390)	(13)

Cash flows related to financing activities:
Principal payments on long-term debt	(4,250)	(774)
Principal payments on equipment financing lease obligations	(140)	(177)
Proceeds from equipment note and equipment financing lease obligations	—	384
Proceeds from line of credit	—	500
Purchase of treasury shares	—	(81)

Net cash used by financing activities	(4,390)	(148)

Net (decrease)/increase in cash	(4,438)	3,705

Cash at beginning of period	9,546	5,935

Cash at end of period	$5,108	$9,640

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

The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 that was previously filed by the Company.

COVID-19 Impacts on Our Business

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus a global pandemic. COVID-19 resulted in the disruption of our operations due to the push-out of orders by our customers, elevated safety standards to keep our employees safe, and supply chain challenges.  We continue to maintain the health and safety of our employees while meeting the needs of our customers and securing the financial well-being of the Company.  All of our operations and production activities have remained operational.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information related to COVID-19.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $131,000 at June 30, 2022 and December 31, 2021. The Company does not accrue interest on past due receivables.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of June 30, 2022 and December 31, 2021 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $496,000 and $511,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,663,000 and $1,742,000 at June 30, 2022 and December 31, 2021, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at June 30, 2022 or December 31, 2021, and did not recognize any interest and/or penalties in its consolidated statements of operations during the three and six months ended June 30, 2022 and 2021. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2022 and December 31, 2021. The 2018 through 2021 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were income tax refunds received of approximately $811,000 and $0 for the six month periods ended June 30, 2022 and 2021, respectively. Income tax paid amounted to approximately $50,000 and $180,000 for the six month periods ended June 30, 2022 and 2021, respectively. Interest paid during the six month periods ended June 30, 2022 and 2021 amounted to approximately $66,000 and $73,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our Consumer Products Group (“CPG”), we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group.   Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at June 30, 2022 and December 31, 2021.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management assesses the risk of nonperformance by the financial institutions to be low.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.

Recent Accounting Pronouncements Not Yet Adopted

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

3.           Inventories

	June 30,	December 31,
	2022	2021

	($000’s omitted)
Raw material and common parts	$14,256	$15,952
Work-in-process	3,841	3,432
Finished goods	2,506	2,490
	20,603	21,874
Less inventory reserve	(1,663)	(1,742)
Total inventories	$18,940	$20,132

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.           Property, Plant and Equipment

	June 30,	December 31,
	2022	2021

	($000’s omitted)
Land	$7	$7
Buildings	11,409	11,363
Machinery, equipment and tooling	20,620	20,689
Construction in progress	796	414
	32,832	32,473
Less accumulated depreciation and amortization	(22,477)	(21,916)
Total property, plant and equipment	$10,355	$10,557

Depreciation and amortization expense amounted to approximately $309,000 and $358,000 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense primarily related to ROU assets amounted to approximately $8,000 and $17,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense amounted to approximately $622,000 and $714,000 for the six months ended June 30, 2022 and 2021, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $16,000 and $34,000 for the six months ended June 30, 2022 and 2021, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of June 30, 2022, there is approximately $796,000 ($414,000 – December 31, 2021) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects.  There is approximately $420,000 for building improvements ($110,000 - December 2021), $357,000 in CIP for machinery & equipment ($304,000 – December 2021 ) and $19,000 for computer software and equipment ($0 – December 2021) primarily related to the Advanced Technology Group.

5.           Long-Term Debt

	June 30,	December 31,
	2022	2021

	($000’s omitted)

Line of credit payable to a financial institution; Interest rate is the BSBY Daily Floating Rate (Interest rate 2.58943% as of June 30, 2022) (A)	$—	$4,250

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. (Interest rate/factor 1.795530% - 1.835015% as of June 30, 2022)(B)	602	712

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. (Interest rate/ factor 1.822758% - 1.869304% at time of funding)(C)	34	64
	636	5,026
Less current portion	(255)	(276)
Long term debt	$381	$4,750

A.)	The Company has a $6,000,000 line of credit. The interest rate is a rate per year equal to the sum (i) the greater of the Bloomberg’s Short-term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii) 1.65 percentage point(s). For purpose of this paragraph “Index Floor” means 0.5%. In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. The line of credit expires December 31, 2023.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 11, 2022, the Company executed an amendment to the loan agreement, which extended the line of credit availability period from December 31, 2022 to December 31, 2023. The amended agreement suspended the Debt Service Coverage Ratio loan covenant up through and including the third quarter of 2022. A Quarterly Minimum Cash Flow measurement loan covenant replaced the Debt Service Coverage Ratio loan covenant. Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions. Also, the amended agreement requires the Company to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000. At June 30, 2022 and December 31, 2021 the Company was in compliance with our loan covenants.

Although the Company meets the current covenant requirements as of June 30, 2022, it is probable that the Company will fail to meet the Quarterly Minimum Cash Flow covenant requirement as of September 30, 2022.  As the Company has no term loan or line of credit outstanding balances as of June 30, 2022 and the Minimum Liquidity Covenant is not expected to fail at September 30, 2022, the Company does not anticipate adverse consequences of its probable failure to satisfy future covenants.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. There was approximately $0 and $4,250,000 outstanding at June 30, 2022 and December 31, 2021, respectively.

B.)	The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $602,000 outstanding at June 30, 2022 and $712,000 balance outstanding at December 31, 2021.
C.)	The Company had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $34,000 outstanding at June 30, 2022 and $64,000 at December 31, 2021.

Principal maturities of long-term debt are as follows: 2022 - $136,000; 2023 - $231,000; 2024 - $182,000; 2025 - $77,000; and 2026 - $10,000. Remaining principal payments and interest payments for the capital note and capital equipment financing lease obligations for each of the next five years:

	June 30,	December 31,
Year	2022	2021

	($000’s omitted)

2022	$154	$296
2023	246	246
2024	192	192
2025	83	83
2026	11	11
Total principal and interest payments	686	828
Less amount representing interest	(50)	(52)
Present value of net minimum lease payments	636	776
Less current portion	(255)	(276)
Long-term principle payments	$381	$500

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.            Postretirement Benefit Plan

The Company provides certain postretirement benefits for two former executives of the Company (the Plan).  Under the Plan, the Company pays the annual cost of health insurance coverage and provides life insurance at the same level of coverage provided to the former employee at the time of termination of employment.  The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses.  The participant’s benefits under the Plan cease upon the death of the former executive. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at June 30, 2022 and December 31, 2021 was approximately $5,866,000 and $5,865,000, respectively and has been accrued and reflected in Post Retirement Obligation in the accompanying consolidated balance sheets.

Benefit costs for the three months ended June 30, 2022 and 2021 totaled $69,000 and $46,000, respectively. Benefit costs for the six months ended June 30, 2022 and 2021 totaled $138,000 and $92,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.           Shareholders’ Equity

	Six-month Period Ended June 30, 2022
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity

December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	2	—	23	25
Net Income	325	—	—	—	—	—	325

March 31, 2022	$26,183	$(3,886)	$523	$14,502	$(258)	$(1,326)	$35,738

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	7	—	35	42
Net Loss	(810)	—	—	—	—	—	(810)

June 30, 2022	$25,373	$(3,864)	$523	$14,509	$(258)	$(1,291)	$34,992

	Six-month Period Ended June 30, 2021
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2020	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement benefits adjustment	—	15	—	—	—	—	15
Stock based compensation	—	—	—	11	—	20	31
Purchase of treasury shares	—	—	—	—	—	(81)	(81)
Net Income	541	—	—	—	—	—	541

March 31, 2021	$22,344	$(1,341)	$523	$14,492	$(359)	$(1,416)	$34,243

Retirement benefits adjustment	—	16	—	—	—	—	16
Stock based compensation	—	—	—	5	—	20	25
Net Income	1,186	—	—	—	—	—	1,186

June 30, 2021	$23,530	$(1,325)	$523	$14,497	$(359)	$(1,396)	$35,470

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2022, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the six month periods ended June 30, 2022 and 2021, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Included in six months ended June 30, 2022 and June 30, 2021 is approximately $67,000 and $50,000, respectively, of stock-based compensation expense related to the restrictive share awards.

		Weighted Average
		Grant Date Fair
	Shares	Value
Restricted Share Activity:
Unvested at December 31, 2021	6,576	$7.60

Granted	7,030	$11.04
Vested	6,812	$7.83
Unvested at June 30, 2022	6,794	$11.04

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	($000’s omitted except per share data)
Net Income (loss)/income	$(810)	$1,186	$(485)	$1,727
Weighted average common shares outstanding (basic)	2,432	2,402	2,435	2,398
Unvested restricted stock	7	13	7	13
Weighted average common shares outstanding (diluted)	2,439	2,415	2,442	2,411
Basic
Net (loss)/income per share	$(0.33)	$0.49	$(0.20)	$0.72
Diluted
Net (loss)/income per share	$(0.33)	$0.49	$(0.20)	$0.72

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 21, 2021, the Company’s former Chief Executive Officer (“Former CEO”) delivered his Notice of Termination and alleged that the Company breached the terms of the Employment Agreement between the Company and the Former CEO by, among others, placing the Former CEO on paid administrative leave in June 2021 pending an internal investigation. On December 22, 2021, the Board of Directors accepted the Former CEO’s resignation from the Company but rejected his request to treat his resignation as resignation for good reason under Paragraph 10 of his Employment Agreement. The Board also determined, based on the findings of its investigation that the Former CEO committed willful malfeasance in violation of his Employment Agreement, and that such willful malfeasance would have justified termination of employment pursuant to Paragraph 9 of the Employment Agreement, but for his earlier resignation. The Former CEO claims that he is entitled to a severance payment equal to 2.99 times his average annual compensation as set forth in the Employment Agreement, plus the reimbursement of certain expenses and the value of any lost benefits. As noted above, the Board of Directors rejected the Former CEO’s claim that the Company breached the Employment Agreement. Accordingly, the Company is classifying the Former CEO’s termination as a voluntary resignation for which no severance is due. The Employment Agreement provides that disputes arising thereunder shall be settled by arbitration. To date, neither party has commenced an arbitration proceeding with respect to these matters. Based on the information known by the Company as of the date of this filing, if a claim is ultimately asserted, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized with respect to this matter.

There are no other legal proceedings currently pending by or against the Company other than litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

9.           Related Party Transactions

The Company paid legal fees and disbursements of approximately $33,000 and $25,000 in the three month periods ended June 30, 2022 and 2021, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Legal fees paid to that firm for the six month periods ended June 30, 2022 and 2021 amounted to approximately $54,000 and $44,000, respectively. Additionally, the Company had accrued unbilled legal fees at June 30, 2022 and 2021 of approximately $6,000 and $20,000, respectively, with this firm.

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

As of June 30, 2022, the Company had identifiable assets of approximately $47,022,000 ($50,093,000 – December 31, 2021) of which approximately $37,168,000 ($40,871,000 – December 31, 2021) was for ATG and approximately $9,854,000 ($9,222,000 – December 31, 2021) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June		June		June
	2022	2021	2022	2021	2022	2021
Revenues from unaffiliated customers	$8,748	$7,823	$2,482	$2,205	$11,230	$10,028

Cost of goods sold, inclusive of depreciation and amortization	(8,055)	(6,242)	(2,007)	(1,914)	(10,062)	(8,156)
Gross margin	693	1,581	475	291	1,168	1,872
Gross margin %	7.9%	20.2%	19.1%	13.2%	10.4%	18.7%

Selling, general and administrative	(1,575)	(1,761)	(496)	(448)	(2,071)	(2,209)
Total operating costs and expenses	(9,630)	(8,003)	(2,503)	(2,362)	(12,133)	(10,365)
Operating loss	(882)	(180)	(21)	(157)	(903)	(337)

Other income: employee retention credit (ERC)	—	1,573	—	341	—	1,914
Interest expense	(74)	(65)	—	(1)	(74)	(66)
Total other (expense)/income, net	(74)	1,508	—	340	(74)	1,848

(Loss)/income before income taxes	(956)	1,328	(21)	183	(977)	1,511

Income tax (benefit)/provision	(173)	285	6	40	(167)	325
Net (loss)/income	$(783)	$1,043	$(27)	$143	$(810)	$1,186
Capital expenditures, net	$313	$—	$—	$(1)	$313	$(1)

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Revenues from unaffiliated customers	$17,916	$15,046	$4,482	$4,042	$22,398	$19,088

Cost of goods sold, inclusive of depreciation and amortization	(14,870)	(12,452)	(3,722)	(3,771)	(18,592)	(16,223)
Gross margin	3,046	2,594	760	271	3,806	2,865
Gross margin %	17.0%	17.2%	17.0%	6.7%	17.0%	15.0%

Selling, general and administrative	(3,349)	(3,346)	(904)	(836)	(4,253)	(4,182)
Total operating costs and expenses	(18,219)	(15,798)	(4,626)	(4,607)	(22,845)	(20,405)
Operating loss	(303)	(752)	(144)	(565)	(447)	(1,317)

Other income: employee retention credit (ERC)	—	2,986	—	658	—	3,644
Interest expense	(144)	(125)	—	(2)	(144)	(127)
Gain on sale of equipment	26	—	—	—	26	—
Total other (expense)/income, net	(118)	2,861	—	656	(118)	3,517

(Loss) income before income taxes	(421)	2,109	(144)	91	(565)	2,200

Income tax (benefit)/provision	(60)	453	(20)	20	(80)	473
Net (loss)/income	$(361)	$1,656	$(124)	$71	$(485)	$1,727
Capital expenditures, net	$390	$10	$—	$3	$390	$13

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

During the six months ended June 30, 2022 and 2021, approximately 80% and 79%, respectively, of our consolidated revenues were derived from the ATG sale of product to a small base of customers. During the six months ended June 30, 2022 and 2021, approximately 20% and 21%, respectively, of our consolidated revenues were derived from the CPG sale of product to a large base of retail customers. There was an increase in consolidated revenue in the six months ended June 30, 2022 from 2021 of approximately $3,310,000, or 17.3%. This is primarily due to an increase in price at both the ATG of approximately $391,000 and the CPG of approximately $379,000, an increase in the number of units shipped at the ATG of approximately $2,479,000 and a favorable product mix shipped at the CPG of approximately $61,000.

Our commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, and market demand.

The ATG engages its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the recovery of business with increased demand post COVID, the replacement of older aircraft with more fuel efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed or changed as a function of our customers’ final delivery determinations.

See also Note 10, Business Segments, of the accompanying consolidated financial statements for information concerning business segment operating results.

Business Environment

There still remains uncertainty resulting from the COVID-19 pandemic.  The ultimate impact depends on the severity and duration of the pandemic, including emergence and spread of new COVID-19 variants and resurgences and actions taken by government authorities and other third parties in response to the pandemic.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions.  Disruptions in normal operating levels continue to create supply chain interruptions, volatility in commodity prices, credit and capital markets, and inflationary cost pressures within our end-markets.

We continue to actively monitor the impact of the supply chain constraints, and anticipate the inflationary environment will continue throughout the remainder of 2022.  We are focused on ensuring ample liquidity to meet our business needs.  For the six months ended June 30, 2022, the impacts of COVID-19 have not been material.

Results of Operations

The following table compares our consolidated statements of operations data for the three months and six months ended June 30, 2022 and 2021 ($000’s omitted):

	($000’s omitted except per share data)
	Three Months Ended June 30
	2022		2021		2022 vs 2021
		% of		% of	Dollar	% Favorable/
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenues:
Advanced Technology Group	$8,748	77.9%	$7,823	78.0%	$925	11.8%
Consumer Products Group	2,482	22.1%	2,205	22.0%	277	12.6%
	11,230	100.0%	10,028	100.0%	1,202	12.0%

Cost of goods sold, inclusive of depreciation and amortization	(10,062)	89.6%	(8,156)	81.3%	(1,906)	(23.4)%
Gross margin	1,168	10.4%	1,872	18.7%	(704)	(37.6)%
Gross margin %	10.4%		18.7%

Selling, general and administrative	(2,071)	18.4%	(2,209)	22.0%	138	6.2%
Total operating costs and expenses	(12,133)	108.0%	(10,365)	103.4%	(1,768)	(17.1)%
Operating (loss)/income	(903)	8.0%	(337)	3.4%	(566)	(168.0)%

Other income: employee retention credit (ERC)	—	0.0%	1,914	(19.1)%	(1,914)	(100.0)%
Interest expense	(74)	(0.7)%	(66)	(0.7)%	(8)	(12.1)%
Total other (expense)/income, net	(74)	(0.7)%	1,848	(18.4)%	(1,922)	(104.0)%

(Loss) income before income taxes	(977)	(8.7)%	1,511	15.1%	(2,488)	(164.7)%

Income tax (benefit) provision	(167)	(0.7)%	325	(5.1)%	(492)	(151.4)%
Net (loss)/income	$(810)	(7.2)%	$1,186	11.8%	$(1,996)	(168.3)%

	($000’s omitted except per share data)
	Six Months Ended June 30,
	2022		2021		2022 vs 2021
		% of		% of	Dollar	% Favorable/
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenues:
Advanced Technology Group	$17,916	80.0%	$15,046	78.8%	$2,870	19.1%
Consumer Products Group	4,482	20.0%	4,042	21.2%	440	10.9%
	22,398	100.0%	19,088	100.0%	3,310	17.3%

Cost of goods sold, inclusive of depreciation and amortization	(18,592)	83.0%	(16,223)	85.0%	(2,369)	(14.6)%
Gross margin	3,806	17.0%	2,865	15.0%	941	32.8%
Gross margin %	17.0%		15.0%

Selling, general and administrative	(4,253)	19.0%	(4,182)	21.9%	(71)	(1.7)%
Total operating costs and expenses	(22,845)	102.0%	(20,405)	106.9%	(2,440)	(11.9)%
Operating (loss)/income	(447)	(2.0)%	(1,317)	(6.9)%	870	66.1%

Other income: employee retention credit (ERC)	—	—	3,644	19.1%	(3,644)	—
Interest expense	(144)	(0.6)%	(127)	(0.7)%	(17)	(13.4)%
Gain on sale of equipment	26	0.1%	—	—	26	—
Total other (expense)/income, net	(118)	(0.5)%	3,517	18.4%	(3,635)	(103.4)%

(Loss) income before income taxes	(565)	(2.5)%	2,200	11.5%	(2,765)	(125.7)%

Income tax (benefit) provision	(80)	(0.4)%	473	2.5%	(553)	(116.9)%
Net (loss)/income	$(485)	(2.2)%	$1,727	9.0%	$(2,212)	(128.1)%

Revenue

	Three months ended June 30,						Six months ended June 30,
	ATG		CPG		Servotronics, Inc.		ATG		CPG		Servotronics, Inc.
($000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Revenues	$8,748	$7,823	$2,482	$2,205	$11,230	$10,028	$17,916	$15,046	$4,482	$4,042	$22,398	$19,088
Cost of goods sold	(8,055)	(6,242)	(2,007)	(1,914)	(10,062)	(8,156)	(14,870)	(12,452)	(3,722)	(3,771)	(18,592)	(16,223)

Gross margin	693	1,581	475	291	1,168	1,872	3,046	2,594	760	271	3,806	2,865
Gross margin %	7.9%	20.2%	19.1%	13.2%	10.4%	18.7%	17.0%	17.2%	17.0%	6.7%	17.0%	15.0%

Consolidated revenues from operations increased approximately $1,202,000 or 12.0% for the three month period ended June 30, 2022 when compared to the same period in 2021. This is due to the recovery of business within the commercial aircraft market of approximately $607,000 at the ATG and price increases of approximately $318,000 at the ATG and approximately $374,000 at the CPG. This is offset slightly by an unfavorable mix of the product shipped at the CPG of approximately $97,000 as compared to the same three month period ended June 30, 2021.

Consolidated revenues from operations increased approximately $3,310,000 or 17.3% for the six month period ended June 30, 2022 when compared to the same period in 2021. This is due to the recovery of business within the commercial aircraft market and an increase in price at the ATG of approximately $2,870,000 or 19.1% and a favorable product mix shipped and an increase in price at the CPG of approximately $440,000 or 10.9% for the six month period ended June 30, 2022 when compared to the same period in 2021.

Both Segment’s revenue improved for the three and six month periods of June 30, 2022 as compared to the same periods ended June 30, 2021.

Gross Margin

Consolidated gross margins from operations decreased approximately $704,000 or (37.6)% for the three month period ended June 30, 2022 when compared to the same period in 2021. The gross margins decreased at the ATG by approximately $888,000 or (56.2)% partially offset by an increase at the CPG of approximately $184,000 or 63.2%.

Gross margin benefited in the three month period from the recovery of business within the commercial aircraft market and favorable product mix shipped at the ATG of approximately $169,000 as well as price increases of approximately $318,000. However, these were offset by increased production costs of approximately $537,000 for wages due to the discontinuation of the New York State Shared Work Program in the second half of 2021, approximately $402,000 for acceleration of inventory obsolescence due to market changes, approximately $304,000 for a customer driven process change resulting in a one-time cost increase, and a net increase of approximately $132,000 for all other operating expenses as compared to the same period in 2021. Additionally, gross margin increased in the three month period due to a favorable product mix shipped at the CPG of approximately $277,000 and price increases of approximately $374,000, partially offset by higher production costs of approximately $467,000 as compared to the same period in 2021.

Consolidated gross margins from operations increased approximately $941,000 or 32.8% for the six month period ended June 30, 2022 when compared to the same period in 2021. The gross margins increased at the ATG by approximately $452,000 or 17.4% and at the CPG by approximately $489,000 or 180.4%.

Gross margin benefited in the six month period as a result of the recovery of business within the commercial aircraft market and favorable product mix shipped at the ATG of approximately $614,000, price increases of approximately $391,000 and a net improvement of production efficiencies partially offset by the discontinued New York State Shared Work Program in the second half of 2021 of approximately $106,000. These increases were partially offset by the acceleration of inventory obsolescence of approximately $659,000 as compared to the same period in 2021. Additionally, gross margin increased in the six month period due to a favorable product mix shipped at the CPG of approximately $419,000 and price increases of approximately $379,000, partially offset by higher production costs of approximately $309,000 as compared to the same period in 2021.

Since late-2020, both Segments have experienced the challenge of fully utilizing their production resources, increasing the cost per unit produced. Additionally, we have incurred increased costs of raw materials and shipping costs associated with the production of our products. The Segments have been closely monitoring all other purchases. Despite these challenges, the consolidated gross margin and gross margin percent for the first six month period of 2022 is higher than the same period in 2021.

Selling, General and Administrative Expenses and Operating Losses

	Three months ended June 30,						Six months ended June 30,
	ATG		CPG		Servotronics, Inc.		ATG		CPG		Servotronics, Inc.
($000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

SG&A:
Selling, general & admin	(1,575)	(1,761)	(496)	(448)	(2,071)	(2,209)	(3,349)	(3,346)	(904)	(836)	(4,253)	(4,182)
Total SG&A	$(1,575)	$(1,761)	$(496)	$(448)	$(2,071)	$(2,209)	$(3,349)	$(3,346)	$(904)	$(836)	$(4,253)	$(4,182)
% SG&A to Revenues	18.0%	22.5%	20.0%	20.3%	18.4%	22.0%	18.7%	22.2%	20.2%	20.7%	19.0%	21.9%

Operating Loss	$(882)	$(180)	$(21)	$(157)	$(903)	$(337)	$(303)	$(752)	$(144)	$(565)	$(447)	$(1,317)

Operating Loss %	(10.1)%	(2.3)%	(0.8)%	(7.1)%	(8.0)%	(3.4)%	(1.7)%	(5.0)%	(3.2)%	(14.0)%	(2.0)%	(6.9)%

Selling, general and administrative expenses (SG&A) decreased approximately $138,000 or 6.2% for the three month period ended June 30, 2022 when compared to the same period in 2021.  The improvement is driven by the ATG due to lower legal and professional services fees of approximately $56,000 and a reversal of bad debt reserves of approximately $60,000, with all other SG&A expenses netting to a decrease of approximately $22,000 as compared to the three month period ended June 30, 2021.

Selling, general and administrative expenses (SG&A) increased approximately $71,000 or 1.7% for the six month period ended June 30, 2022 when compared to the same period in 2021.  The increase is due to higher legal and professional services fees at the ATG of approximately $145,000 and trade shows, travel and meals expenditures at the CPG of approximately $94,000 partially offset by lower compensation at both segments of approximately $168,000 as compared to the same period in 2021.

Despite the increase in consolidated SG&A expenses in the six month period, the percentage to revenue is lower due to higher revenue at both Segments.

Operating Losses

Losses from operations increased approximately $566,000 or 168.0% when compared to the three month period ended June 30, 2022 to the same period in 2021. Losses from operations decreased approximately $870,000 or 66.1% when compared to the six month period ended June 30, 2022 to the same period in 2021. The consolidated improvement in the operating losses for the first six months is discussed above.

Other (Expense)/Income:

	Three months ended June 30,						Six months ended June 30,
	ATG		CPG		Servotronics, Inc.		ATG		CPG		Servotronics, Inc.
($000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Other (Expense)/Income:
ERC	$—	$1,573	$—	$341	$—	$1,914	$—	$2,986	$—	$658	$—	$3,644
Interest expense	(74)	(65)	—	(1)	(74)	(66)	(144)	(125)	—	(2)	(144)	(127)
Gain sale of equipment	—	—	—	—	—	—	26	—	—	—	26	—

Total other (expense)/income, net	$(74)	$1,508	$—	$340	$(74)	$1,848	$(118)	$2,861	$—	$656	$(118)	$3,517

(Loss)/income before income tax provision (benefits)	$(956)	$1,328	$(21)	$183	$(977)	$1,511	$(421)	$2,109	$(144)	$91	$(565)	$2,200
EBIT %	(10.9)%	17.0%	(0.8)%	8.3%	(8.7)%	15.1%	(2.3)%	14.0%	(3.2)%	2.3%	(2.5)%	11.5%

As discussed in our Annual Report on Form 10-K, the Company qualified for the Employee Retention Credit (ERC) for all quarters allowed under the Federal Government program.  The Infrastructure Investment and Jobs Act of 2021, enacted November 15, 2021 terminated the employee retention credit for wages paid in the fourth quarter of 2021 for employers that are not recovery startup businesses.  As a result, for the three month and six month periods ended June 30, 2022 there was no recognition of an ERC as compared to approximately $1,914,000 recognized in the three month period and the approximately $3,644,000 recognized in the six month period ended June 30, 2021.

Interest Expense

Interest expense increased by 12.1% and 13.4% in the three and six month periods ended June 30, 2022, respectively, when compared to the same period in 2021.  This is primarily due to the increase in interest recognized for postretirement benefits offset by the elimination of the interest for the paydown of our term loans as of December 2021.  See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Income before Income Taxes

Consolidated income before income taxes for the three month period ended June 30, 2022 decreased approximately $2,488,000 when compared to the same period in 2021.  The consolidated decrease is primarily the result of the elimination of the ERC credit and increases in the COGS at the ATG segment offset slightly by improved revenues at both Segments and improved operating performance at the CPG segment.  The consolidated income before income taxes for the six month period ended June 30, 2022 decreased approximately $2,765,000 or (125.7)% when compared to the same period in 2021. The consolidated decrease is primarily the result of the elimination of the ERC credit and increases in the SG&A offset slightly by improved revenues and operating performance at the CPG segment.

Net (Loss) Income

Net income for the three month period ended June 30, 2022 decreased approximately $1,996,000 or (168.3)% when compared to the same period in 2021.  The consolidated decrease is primarily the result of the elimination of the ERC credit and increases in the COGS at the ATG segment, offset slightly by improved revenues at both Segments and improved operating performance at the CPG segment.  Net income for the six month period ended June 30, 2022 decreased approximately $2,212,000 or (128.1)% when compared to the same period in 2021. The consolidated decrease is primarily the result of the elimination of the ERC credit and increases in the SG&A offset slightly by improved revenues and operating performance at the CPG segment.

Liquidity and Capital Resources

	Six months ended June 30,
($000's omitted)	2022	2021

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$342	$3,866
Investing Activities	$(390)	$(13)
Financing Activities	$(4,390)	$(148)

FINANCIAL POSITION:
Working Capital	$29,548	$31,166
Long-term Debt	$381	$4,925

CAPITAL EXPENDITURES (1):	$(390)	$(13)

(1) NET OF PROCEEDS FROM SALE OF EQUIPMENT

Operating Activities:

We generated approximately $342,000 in cash from operations during the six month period ended June 30, 2022 as compared to generating approximately $3,866,000 for the same period in 2021.  At June 30, 2022, we had working capital of approximately $29,548,000 ($34,067,000 – December 2021) of which approximately $5,108,000 ($9,546,000 – December   2021) was comprised of cash.

The decrease in cash flow from operating activities is primarily attributable to a decrease in net income of approximately $2,212,000, and an increase in accounts receivable of approximately $1,670,000 due to the increases in revenues.  This is partially offset by all other operating accounts which generated a net amount of approximately $16,000.

Our cash flow from operations and available capacity provide us with the financial resources needed to run our operations and reinvest in our business.  Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

Investing Activities:

We used approximately $390,000 in cash from investing activities during the six month period ended June 30, 2022 as compared to a usage of cash of approximately $13,000 during the same period in 2021.  The investing activities were primarily related to ATG projects and facilities improvement.  Cash was generated through the sale of the Company car.

Financing Activities:

Our primary usage of cash in our financing activities in the six month period ended June 30, 2022 includes the repayment of the line of credit of approximately $4,250,000 and the principal payments on equipment financing obligations of approximately $140,000.

As of March 20, 2020, we increased our line of credit from $4,000,000 to $6,000,000.  On January 11, 2022, we executed an amendment to the loan agreement, which extended our line of credit availability period from December 31, 2022 to December 31, 2023.  The amended agreement suspended the Debt Service Coverage Ratio up through and including the third quarter of 2022.  A Quarterly Minimum Cash Flow measurement replaced the Debt Service Coverage Ratio.  Minimum Cash

Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions.

Through the third quarter of 2022, the amended agreement requires us to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000.

The interest rate is a rate per year equal to the sum of (i)  the greater of the Bloomberg’s Short-Term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii)  1.65 percentage point(s).  For purposes of this paragraph, “Index Floor” means 0.5 percent.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants.  There was no balance outstanding at June 30, 2022 and approximately $4,250,000 outstanding at December 31, 2021.  The phase out of LIBOR and transition to the BSBY Daily Floating Rate is not expected to have a significant impact on our operating results, financial position, or cash flows as the only outstanding debt is the line of credit.

We had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is approximately $602,000 outstanding as of June 30, 2022 and $712,000 outstanding at December 31, 2021.

We had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $34,000 outstanding at June 30, 2022 and $64,000 at December 31, 2021.

Management believes that it should retain the capital generated from operating activities for investment in research and development and programs to retain the Company’s human resources talent.  Accordingly, there are no plans to institute a cash dividend within the next year.

We believe our cash generating capability and financial condition, together with available credit facilities will be adequate to meet our future operating and investing needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of June 30, 2022. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Form 10-K for the year ended December 31, 2021.

Changes in Internal Controls

As reported in the Company’s Form 10-K for the year ended December 31, 2021, management identified certain control deficiencies that, individually and in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting. The Company began its remediation efforts in 2021 and continues with its remediation plan which includes a comprehensive technology assessment by a third party, including the establishment and implementation of an information technology strategy and improvement of its risk assessment and documentation over the monitoring of internal controls.  Except for the implementation of the remediation plan, there have been no changes during the period covered by this report to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Company Purchases of Company’s Equity Securities

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of Publicly	that may yet be Purchased
	Total Number of Shares	Weighted Average Price $	Announced Plans or Programs	under the Plans or Programs
2022 Periods	Purchased	Paid Per Share	(1)	(1)
January - March	—	$—	—	89,385
April	—	—	—	89,385
May	—	—	—	89,385
June	—	—	—	89,385
Total	—	$—	—	89,385
(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2022, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the six month period ended June 30, 2022.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

10.1	Servotronics, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2022 Annual Meeting)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve numerous risks and uncertainties which may cause the actual results of the Company to be materially different from future results expressed or implied by such forward-looking statements. There are a number of factors that will influence the Company’s future operations, including: uncertainties in today’s global economy, including political risks, adverse changes in legal and regulatory environments, and difficulty in predicting defense appropriations, the introduction of new technologies and the impact of competitive products, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components, the Company’s ability to accurately align capacity with demand, the availability of financing and changes in interest rates, the outcome of pending and potential litigation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains, the ability of the Company to obtain and retain key executives and employees and the additional risks discussed elsewhere in this Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer