Form 10-Q
period 2022-09-30
SERVOTRONICS INC /DE/
filed 2022-11-14
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2022
Common Stock, $.20 par value	2,510,042

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current assets:
Cash	$4,261	$9,546
Accounts receivable, net	11,412	7,198
Inventories, net	18,852	20,132
Prepaid income taxes	265	792
Other current assets	904	647
Total current assets	35,694	38,315

Property, plant and equipment, net	10,558	10,557

Deferred income taxes	876	900

Other non-current assets	316	321

Total Assets	$47,444	$50,093

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and finance leases	$240	$276
Accounts payable	3,274	663
Accrued employee compensation and benefits costs	1,645	1,759
Current portion of post retirement obligation	136	136
Other accrued liabilities	1,317	1,414
Total current liabilities	6,612	4,248
Long-term debt	326	4,750
Post retirement obligation	5,749	5,729

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,614,506 shares; outstanding 2,453,406 (2,435,032 - 2021) shares	523	523
Capital in excess of par value	14,535	14,500
Retained earnings	25,057	25,858
Accumulated other comprehensive loss	(3,842)	(3,908)
Employee stock ownership trust commitment	(258)	(258)
Treasury stock, at cost 104,464 (122,839 - 2021) shares	(1,258)	(1,349)
Total shareholders’ equity	34,757	35,366

Total Liabilities and Shareholders’ Equity	$47,444	$50,093

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$10,991	$10,915	$33,389	$30,003

Costs of goods sold, inclusive of depreciation and amortization	9,468	9,143	28,060	25,366
Gross profit	1,523	1,772	5,329	4,637

Operating Expenses:
Selling, general and administrative	1,943	2,721	6,196	6,903
Legal settlement awards	—	1,890	—	1,890
Total selling, general and administrative	1,943	4,611	6,196	8,793
Total operating costs and expenses	11,411	13,754	34,256	34,159
Operating loss	(420)	(2,839)	(867)	(4,156)

Other (expense)/income:
Other income: Employee retention credit (ERC)	—	1,978	—	5,622
Other income: Paycheck Protection Program loan forgiveness	—	4,000	—	4,000
Interest expense	(50)	(5)	(194)	(132)
Gain on sale of equipment	—	—	26	—
Total other (expense)/income, net	(50)	5,973	(168)	9,490

(Loss)/income before income taxes	(470)	3,134	(1,035)	5,334

Income tax (benefit)/provision	(154)	(104)	(234)	369

Net (loss)/income	$(316)	$3,238	$(801)	$4,965

Income per share:
Basic
Net (loss)/income per share	$(0.13)	$1.34	$(0.33)	$2.07

Diluted
Net (loss)/income per share	$(0.13)	$1.34	$(0.33)	$2.06

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net (loss)/income	$(316)	$3,238	$(801)	$4,965

Other comprehensive income items:
Actuarial gain	28	19	84	58
Income tax expense on actuarial gain	(6)	(4)	(18)	(12)
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	22	15	66	46

Total comprehensive (loss)/income	$(294)	$3,253	$(735)	$5,011

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted except per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows related to operating activities:
Net (loss)/income	$(801)	$4,965
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Paycheck Protection Program loan forgiveness	—	(4,000)
Depreciation and amortization	916	1,043
Gain on disposal of property	(26)	—
Stock based compensation	126	81
Increase (decrease) in doubtful accounts	9	(34)
Decrease in inventory reserve	(111)	(75)
Increase in warranty reserve	32	14
Deferred income taxes	24	12
Change in assets and liabilities:
Accounts receivable	(4,223)	(481)
Other receivables: employee retention credit	—	(1,028)
Inventories	1,391	2,861
Prepaid income taxes	527	18
Other current assets	(257)	(242)
Accounts payable	2,611	(43)
Accrued employee compensation and benefit costs	(114)	509
Other accrued liabilities	(128)	2,665
Postretirement benefits	86	73
Net cash provided by operating activities	62	6,338

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(925)	(68)
Proceeds from sale of assets	38	—
Net cash used by investing activities	(887)	(68)

Cash flows related to financing activities:
Principal payments on long-term debt	(4,250)	(911)
Principal payments on equipment financing lease obligations	(210)	(271)
Proceeds from equipment note and equipment financing lease obligations	—	384
Proceeds from the line of credit	—	500
Purchase of treasury shares	—	(81)

Net cash used by financing activities	(4,460)	(379)

Net (decrease)/increase in cash	(5,285)	5,891

Cash at beginning of period	9,546	5,935

Cash at end of period	$4,261	$11,826

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

The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 that was previously filed by the Company.

Risks and Uncertainties

Global economic challenges, including the COVID-19 pandemic, severe and sustained inflation, rising interest rates, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on the Company’s operations will vary by market and product line, specific impacts to our business could potentially include delayed or reduced customer orders and sales, restrictions on travel, and delays in shipments to and from certain countries. The Company monitors economic conditions closely. In response to fluctuations in revenue and product demand, the Company can take actions to align its cost structure with changes in demand and manage its working capital. Failure to achieve expected opeating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future. However, there can be no assurance as to the effectiveness of these efforts to mitigate any impact of the current and future adverse economic conditions and other developments.

2.           Business Description and Summary of Significant Accounting Policies

Business Description

Servotronics, Inc. and its subsidiaries (collectively the “Registrant” or the “Company”) design, manufacture and market advanced technology products consisting primarily of control components, and consumer products including knives and various types of cutlery and other edged products. The Company operates through two primary segments: the Advanced Technology Group (ATG) and the Consumer Products Group (CPG).

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $140,000 at September 30, 2022 and $131,000 at December 31, 2021. The Company does not accrue interest on past due receivables.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of September 30, 2022 and December 31, 2021 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $543,000 and $511,000, respectively. This amount is reflected in other accrued expenses in the accompanying balance sheet. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $1,631,000 and $1,742,000 at September 30, 2022 and December 31, 2021, respectively. Pre-production and start-up costs are expensed as incurred.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Expenditures for new facilities and equipment and expenditures which substantially increase the useful lives of existing plant and equipment are capitalized; expenditures for maintenance and repairs are expensed as incurred. Upon disposal of properties, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is included in income.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at September 30, 2022 or December 31, 2021, and did not recognize any interest and/or penalties in its consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2022 and December 31, 2021. The 2018 through 2021 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were income tax refunds received of approximately $811,000 and $345,000 for the nine month periods ended September 30, 2022 and 2021, respectively. Income tax paid amounted to approximately $50,000 and $720,000 for the nine month periods ended September 30, 2022 and 2021, respectively. Interest paid during the nine month periods ended September 30, 2022 and 2021 amounted to approximately $76,000 and $110,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the historical losses incurred by our Consumer Products Group (“CPG”), we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at September 30, 2022 and December 31, 2021.

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

(Unaudited)

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

3.           Inventories

	September 30,	December 31,
	2022	2021

	($000’s omitted)
Raw material and common parts	$15,007	$15,952
Work-in-process	3,078	3,432
Finished goods	2,398	2,490
	20,483	21,874
Less inventory reserve	(1,631)	(1,742)
Total inventories	$18,852	$20,132

4.           Property, Plant and Equipment

	September 30,	December 31,
	2022	2021

	($000’s omitted)
Land	$7	$7
Buildings	11,831	11,363
Machinery, equipment and tooling	20,648	20,689
Construction in progress	837	414
	33,323	32,473
Less accumulated depreciation and amortization	(22,765)	(21,916)
Total property, plant and equipment	$10,558	$10,557

Depreciation and amortization expense amounted to approximately $294,000 and $329,000 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense primarily related to ROU assets amounted to approximately $8,000 and $8,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense amounted to approximately $916,000 and $1,043,000 for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $23,000 and $42,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company maintains property and casualty insurance in amounts adequate for the risk and nature of its assets and operations and which are generally customary in its industry.

As of September 30, 2022, there is approximately $837,000 ($414,000 – December 31, 2021) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. This includes approximately $418,000 for building improvements ($110,000 - December 2021) and $419,000 in CIP for machinery & equipment ($304,000 – December 2021 ) primarily related to the Advanced Technology Group.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.           Long-Term Debt

	September 30,	December 31,
	2022	2021

	($000’s omitted)

Line of credit payable to a financial institution; Interest rate is the BSBY Daily Floating Rate (A)	$—	$4,250

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. (Interest rate/factor 1.795535% - 1.835015% as of September 30, 2022) (B)	547	712

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. (Interest rate/ factor 1.822758% - 1.869304% at time of funding) (C)	19	64
	566	5,026
Less current portion	(240)	(276)
Long-term debt	$326	$4,750

A.)	The Company has a $6,000,000 line of credit. The interest rate is a rate per year equal to the sum (i) the greater of the Bloomberg’s Short-term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii) 1.65 percentage point(s). For purpose of this paragraph “Index Floor” means 0.5%. In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. The line of credit expires December 31, 2023.

On January 11, 2022, the Company executed an amendment to the loan agreement, which extended the line of credit availability period from December 31, 2022 to December 31, 2023. The amended agreement suspended the Debt Service Coverage Ratio loan covenant up through and including the third quarter of 2022. A Quarterly Minimum Cash Flow measurement loan covenant replaced the Debt Service Coverage Ratio loan covenant. Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions. Also, the amended agreement requires the Company to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000. At September 30, 2022 and December 31, 2021 the Company was in compliance with its loan covenants.

Although the Company meets the current covenant requirements as of September 30, 2022, it is probable that the Company will fail to meet the Debt Service Coverage Ratio loan covenant up through and including the fourth quarter of 2022. As the Company has no term loan or line of credit outstanding balances as of September 30, 2022 and the Debt to Worth Ratio is expected to be in compliance at December 31, 2022, the Company does not anticipate adverse consequences of its probable failure to satisfy future covenants.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. There was approximately $0 and $4,250,000 outstanding at September 30, 2022 and December 31, 2021, respectively.

B.)	The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $547,000 outstanding at September 30, 2022 and $712,000 outstanding at December 31, 2021.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.)	The Company had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $19,000 outstanding at September 30, 2022 and $64,000 at December 31, 2021.

Principal maturities of long-term debt are as follows: 2022 - $66,000; 2023 - $231,000; 2024 - $182,000; 2025 - $77,000; and 2026 - $10,000. Remaining principal payments and interest payments for the capital note and capital equipment financing lease obligations for each of the next five years:

	September 30,	December 31,
Year	2022	2021

	($000’s omitted)

2022	$83	$296
2023	246	246
2024	192	192
2025	83	83
2026	11	11
Total principal and interest payments	615	828
Less amount representing interest	(49)	(52)
Present value of net minimum lease payments	566	776
Less current portion	(240)	(276)
Long-term principle payments	$326	$500

6.            Postretirement Benefit Plan

The Company provides certain postretirement benefits for two former executives of the Company (the Plan). Under the Plan, the Company pays the annual cost of health insurance coverage and provides life insurance at the same level of coverage provided to the former employee at the time of termination of employment. The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses. The participant’s benefits under the Plan cease upon the death of the former executive. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at September 30, 2022 and December 31, 2021 was approximately $5,885,000 and $5,865,000, respectively and has been accrued and reflected in Post Retirement Obligation and Current Portion of Post Retirement Obligation in the accompanying consolidated balance sheets.

Benefit costs for the three months ended September 30, 2022 and 2021 totaled $70,000 and $48,000, respectively. Benefit costs for the nine months ended September 30, 2022 and 2021 totaled $208,000 and $143,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.           Shareholders’ Equity

	Nine-month Period Ended September 30, 2022
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity

December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	2	—	23	25
Net Income	325	—	—	—	—	—	325

March 31, 2022	$26,183	$(3,886)	$523	$14,502	$(258)	$(1,326)	$35,738

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	7	—	35	42
Net Loss	(810)	—	—	—	—	—	(810)

June 30, 2022	$25,373	$(3,864)	$523	$14,509	$(258)	$(1,291)	$34,992
Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	26	—	33	59
Net Loss	(316)	—	—	—	—	—	(316)

September 30, 2022	$25,057	$(3,842)	$523	$14,535	$(258)	$(1,258)	$34,757

	Nine-month Period Ended September 30, 2021
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2020	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement benefits adjustment	—	15	—	—	—	—	15
Stock based compensation	—	—	—	11	—	20	31
Purchase of treasury shares	—	—	—	—	—	(81)	(81)
Net Income	541	—	—	—	—	—	541

March 31, 2021	$22,344	$(1,341)	$523	$14,492	$(359)	$(1,416)	$34,243

Retirement benefits adjustment	—	16	—	—	—	—	16
Stock based compensation	—	—	—	5	—	20	25
Net Income	1,186	—	—	—	—	—	1,186

June 30, 2021	$23,530	$(1,325)	$523	$14,497	$(359)	$(1,396)	$35,470

Retirement benefits adjustment	—	15	—	—	—	—	15
Stock based compensation	—	—	—	1	—	24	25
Net Income	3,238	—	—	—	—	—	3,238

September 30, 2021	$26,768	$(1,310)	$523	$14,498	$(359)	$(1,372)	$38,748

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2022, the Company has purchased 360,615 shares and there remain 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the nine month periods ended September 30, 2022 and 2021, respectively.

On January 1, 2021, 25,250 shares of restricted stock vested of which 9,920 shares were withheld by the Company for approximately $81,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the applicable equity plan.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock. These shares vest quarterly over a twelve month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, will be recognized over the requisite service period. An aggregate of 18,375 restricted shares were issued during the nine month period ended September 30, 2022 with an approximate grant date fair value of $203,000.

Included in nine months ended September 30, 2022 and September 30, 2021 is approximately $126,000 and $75,000, respectively, of stock-based compensation expense related to the restrictive share awards.

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2021	6,576	$7.60

Granted	18,375	$11.03
Vested	9,652	$8.69
Unvested at September 30, 2022	15,299	$11.03

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. The dilutive effect of unvested restrictive stock is determined using the treasury stock method. However, if the assumed common shares are anti-dilutive, basic and diluted earnings per share are the same. As a result of the net losses generated in 2022, all outstanding common shares would be antidilutive. As of the three and nine month period ended September 30, 2022 and 2021 there were 15,299 and 9,868 common shares, respectively, that could potentially dilute basic earnings per share in the future. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	($000’s omitted except per share data)
Net (loss)/income	$(316)	$3,238	$(801)	$4,965
Weighted average common shares outstanding (basic)	2,427	2,410	2,424	2,404
Unvested restricted stock	—	10	—	10
Weighted average common shares outstanding (diluted)	2,427	2,420	2,424	2,414
Basic
Net (loss)/income per share	$(0.13)	$1.34	$(0.33)	$2.07
Diluted
Net (loss)/income per share	$(0.13)	$1.34	$(0.33)	$2.06

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The Complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The Complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants’ motion to dismiss was granted, in part, and denied, in part. This litigation is still in its earliest stages. The Company is insured for such matters in the amount of $3 million with a retention of $1 million. Additionally, there is excess coverage policy for $3 million that considers the payment from the earlier insurance policy as the $3 million retention. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

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

9.           Related Party Transactions

There were related party legal fees refunded for the three month period ended September 30, 2022 of approximately $3,155 and related party legal fees paid for the three month period ended September 30, 2021 of approximately $13,000 for services provided by a law firm that is owned by a member of the Company’s Board of Directors. The Company paid legal fees and disbursements to that firm amounting to approximately $51,000 and $59,000 in the nine month period ended September 30, 2022 and 2021, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at September 30, 2022 and 2021 of approximately $5,000 and $13,000, respectively, with this firm.

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

As of September 30, 2022, the Company had identifiable assets of approximately $47,444,000 ($50,093,000 – December 31, 2021) of which approximately $37,340,000 ($40,871,000 – December 31, 2021) was for ATG and approximately $10,104,000 ($9,222,000 – December 31, 2021) was for CPG.

Information regarding the Company’s operations in these segments is summarized as follows:

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Revenues from unaffiliated customers	$8,823	$8,449	$2,168	$2,466	$10,991	$10,915

Cost of goods sold, inclusive of dep. & amort.	(7,973)	(6,762)	(1,495)	(2,381)	(9,468)	(9,143)
Gross profit	850	1,687	673	85	1,523	1,772
Gross margin %	9.6%	20.0%	31.0%	3.4%	13.9%	16.2%

Selling, general and administrative	(1,541)	(2,240)	(402)	(481)	(1,943)	(2,721)
Legal settlement awards	—	(1,800)	—	(90)	—	(1,890)
Total operating costs and expenses	(9,514)	(10,802)	(1,897)	(2,952)	(11,411)	(13,754)
Operating (loss)/income	(691)	(2,353)	271	(486)	(420)	(2,839)

Employee retention credit (ERC)	—	1,598	—	380	—	1,978
Paycheck Protection Program loan forgiveness	—	4,000	—	—	—	4,000
Interest expense	(50)	(5)	—	—	(50)	(5)
Total other (expense)/income	(50)	5,593	—	380	(50)	5,973

(Loss)/ income before income taxes	(741)	3,240	271	(106)	(470)	3,134

Income tax (benefit)/provision	(203)	(83)	49	(21)	(154)	(104)
Net (loss)/income	$(538)	$3,323	$222	$(85)	$(316)	$3,238
Capital expenditures	$451	$54	$46	$1	$497	$55

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Revenues from unaffiliated customers	$26,739	$23,495	$6,650	$6,508	$33,389	$30,003

Cost of goods sold, inclusive of dep. & amort.	(22,843)	(19,214)	(5,217)	(6,152)	(28,060)	(25,366)
Gross profit	3,896	4,281	1,433	356	5,329	4,637
Gross margin %	14.6%	18.2%	21.5%	5.5%	16.0%	15.5%

Selling, general and administrative	(4,890)	(5,586)	(1,306)	(1,317)	(6,196)	(6,903)
Legal settlement awards	—	(1,800)	—	(90)	—	(1,890)
Total operating costs and expenses	(27,733)	(26,600)	(6,523)	(7,559)	(34,256)	(34,159)
Operating (loss)/income	(994)	(3,105)	127	(1,051)	(867)	(4,156)

Employee retention credit (ERC)	—	4,584	—	1,038	—	5,622
Paycheck Protection Program loan forgiveness	—	4,000	—	—	—	4,000
Interest expense	(194)	(130)	—	(2)	(194)	(132)
Gain on sale of equipment	26	—	—	—	26	—
Total other (expense)/income	(168)	8,454	—	1,036	(168)	9,490

(Loss)/income before income taxes	(1,162)	5,349	127	(15)	(1,035)	5,334

Income tax (benefit)/provision	(263)	370	29	(1)	(234)	369
Net (loss)/income	$(899)	$4,979	$98	$(14)	$(801)	$4,965
Capital expenditures	$841	$64	$46	$4	$887	$68

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

There was an increase in consolidated revenue in the nine months ended September 30, 2022 from 2021 of approximately $3,386,000, 11.3%. This is primarily due to price increases at the ATG of approximately $1,130,000 and the CPG of approximately $174,000 and an increase in the number of units shipped at the ATG of approximately $2,975,000. This is partially offset by an unfavorable product mix shipped at the ATG of approximately $861,000 and a decrease in the number of units shipped at the CPG of approximately $32,000. During the nine months ended September 30, 2022 and 2021, approximately 80% and 78%, respectively, of the Company’s consolidated revenues were derived from the ATG sale of product to a small base of customers. During the nine months ended September 30, 2022 and 2021, approximately 20% and 22%, respectively, of the Company’s consolidated revenues were derived from the CPG sale of product to a large base of retail customers.

Our commercial business is affected by such factors as uncertainties in today’s global economy, global competition, the vitality and ability of the commercial aviation industry to purchase new aircraft, the effects and threats of terrorism, and increasing market demand could impact our ability to produce and deliver product on time.

The ATG engages its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the recovery of business with increased demand post COVID, the replacement of older aircraft with more fuel-efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed or changed as a function of our customers’ final delivery determinations.

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

We continue to actively monitor the impact of the supply chain constraints, and anticipate the inflationary environment will continue throughout the remainder of 2022. We are focused on ensuring ample liquidity to meet our business needs. For the nine months ended September 30, 2022, the impacts of COVID-19 have not been material.

Results of Operations

The following table compares the Company’s consolidated statements of operations data for the three months and nine months ended September 30, 2022 and 2021 ($000’s omitted):

	($000’s omitted except per share data)
	Three months ending September 30,
	2022		2021		2022 vs 2021
		% of		% of	Dollar	% Favorable/
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenues:
Advanced Technology Group	$8,823	80.3%	$8,449	77.4%	$374	4.4%
Consumer Products Group	2,168	19.7%	2,466	22.6%	(298)	(12.1)%
	10,991	100.0%	10,915	100.0%	76	0.7%

Costs of goods sold, inclusive of depreciation and amortization	(9,468)	86.1%	(9,143)	83.8%	(325)	(3.6)%
Gross profit	1,523	13.9%	1,772	16.2%	(249)	(14.1)%
Gross margin %	13.9%		16.2%

Selling, general and administrative	(1,943)	17.7%	(2,721)	24.9%	778	28.6%
Legal settlement award	—	0.0%	(1,890)	17.3%	1,890	100.0%
Total operating costs and expenses	(11,411)	103.8%	(13,754)	126.0%	2,343	17.0%
Operating (loss)	(420)	3.8%	(2,839)	26.0%	2,419	85.2%

Other income: employee retention credit (ERC)	—	0.0%	1,978	18.1%	(1,978)	(100.0)%
Other income: PPP loan forgiveness	—	0.0%	4,000	36.6%	(4,000)	(100.0)%
Interest expense	(50)	(0.5)%	(5)	0.0%	(45)	(900.0)%
Total other (expense)/income	(50)	(0.5)%	5,973	54.7%	(6,023)	(100.8)%

(Loss) income before income taxes	(470)	(4.3)%	3,134	28.7%	(3,604)	(115.0)%

Income tax benefit	(154)	(1.4)%	(104)	(1.0)%	(50)	(48.1)%
Net (loss)/income	$(316)	(2.9)%	$3,238	29.7%	$(3,554)	(109.8)%

	($000’s omitted except per share data)
	Nine Months Ended September 30,
	2022		2021		2022 vs 2021
		% of		% of	Dollar	% Favorable/
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenues:
Advanced Technology Group	$26,739	80.1%	$23,495	78.3%	$3,244	13.8%
Consumer Products Group	6,650	19.9%	6,508	21.7%	142	2.2%
	33,389	100.0%	30,003	100.0%	3,386	11.3%

Cost of goods sold, inclusive of depreciation and amortization	(28,060)	84.0%	(25,366)	84.5%	(2,694)	10.6%
Gross profit	5,329	16.0%	4,637	15.5%	692	14.9%
Gross margin %	16.0%		15.5%

Selling, general and administrative	(6,196)	18.6%	(6,903)	23.0%	707	(10.2)%
Legal settlement award	—	0.0%	(1,890)	6.3%	1,890	(100.0)%
Total operating costs and expenses	(34,256)	102.6%	(34,159)	113.9%	(97)	0.3%
Operating (loss)	(867)	(2.6)%	(4,156)	(13.9)%	3,289	79.1%

Other income: Employee retention credit (ERC)	—	0.0%	5,622	18.7%	(5,622)	(100.0)%
Other income: Paycheck Protection Program loan forgiveness	—	0.0%	4,000	13.3%	(4,000)	(100.0)%
Interest expense	(194)	(0.6)%	(132)	(0.4)%	(62)	47.0%
Gain on sale of equipment	26	0.1%	—	0.0%	26	100.0%
Total other (expense)/income, net	(168)	(0.5)%	9,490	31.6%	(9,658)	(101.8)%

(Loss) income before income taxes	(1,035)	(3.1)%	5,334	17.8%	(6,369)	(119.4)%

Income tax (benefit) provision	$(234)	(0.8)%	369	1.2%	(603)	(163.4)%
Net (loss)/income	$(801)	(2.4)%	$4,965	16.5%	$(5,766)	(116.1)%

Revenue

	Three months ended September 30,						Nine months ended September 30,
	ATG		CPG		Servotronics, Inc.		ATG		CPG		Servotronics, Inc.
($000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Revenues	$8,823	$8,449	$2,168	$2,466	$10,991	$10,915	$26,739	$23,495	$6,650	$6,508	$33,389	$30,003
Cost of goods sold	(7,973)	(6,762)	(1,495)	(2,381)	(9,468)	(9,143)	(22,843)	(19,214)	(5,217)	(6,152)	(28,060)	(25,366)

Gross profit	850	1,687	673	85	1,523	1,772	3,896	4,281	1,433	356	5,329	4,637
Gross margin %	9.6%	20.0%	31.0%	3.4%	13.9%	16.2%	14.6%	18.2%	21.5%	5.5%	16.0%	15.5%

Consolidated revenues from operations increased approximately $76,000 or 0.7% for the three month period ended September 30, 2022 when compared to the same period in 2021. This benefited from price increases at the ATG of approximately $739,000. Although the ATG is experiencing an increase in volume due to the recovery of business within the commercial aircraft market it is offset by an unfavorable product mix of product shipped of approximately $365,000. Additionally, the CPG had a decrease in prices of approximately $205,000 and a decrease in the number of units shipped amounting to approximately $93,000 as compared to the same three month period ended September 30, 2021.

Consolidated revenues from operations increased approximately $3,386,000 or 11.3% for the nine month period ended September 30, 2022 when compared to the same period in 2021. This is due to the recovery of business within the commercial aircraft market and an increase in price at the ATG of approximately $3,244,000 or 13.8% and price increases at the CPG approximately $174,000, partially offset by a slightly lower number of units shipped of approximately $32,000 for the nine month period ended September 30, 2022 when compared to the same period in 2021.

The ATG’s revenue improved for the three and nine month period ended September 30, 2022 as compared to the same periods ended September 30, 2021. Although the CPG’s revenue for the three month period declined, the CPG revenue is slightly higher for the nine month period ended September 30, 2022 as compared to the same period ended September 30, 2021.

Gross Profit

Consolidated gross profit from operations decreased approximately $249,000 or (14.1)% for the three month period ended September 30, 2022 when compared to the same period in 2021. The gross profit decreased at the ATG by approximately $837,000 or (49.6)% offset by an increase at the CPG of approximately $588,000 or 691.8%.

Gross profit benefited in the three months period from the recovery of business within the commercial aircraft market with increased volume and price increases offset by an unfavorable product mix shipped at the ATG of a net decrease of approximately $180,000 and increased operating costs of approximately $657,000. The increase in operating costs is primarily due to increased compensation and benefits of approximately $413,000, recruiting costs for the ramp-up of production of approximately $169,000, warranty expenses of approximately $41,000, and a net increase of approximately $34,000 for all other operating expenses as compared to the same period in 2021. We have added staff during this period in anticipation of increasing production in future periods to satisfy demand. Additionally, gross profit increased in the three month period at the CPG due to an improvement in operating variances of approximately $341,000, and a decrease in operating costs of approximately $339,000. The decrease in operating costs is primarily due to a decrease in compensation and benefits of approximately $73,000, an increase in the utilization of production resources of approximately $199,000, a decrease in net freight costs of approximately $87,000 and a net increase of approximately $20,000 for all other operating expenses. This is partially offset by an unfavorable product mix shipped, and decreases in volume and prices at the CPG of approximately $92,000 as compared to the same period in 2021.

Consolidated gross profit from operations increased approximately $692,000 or 14.9% for the nine month period ended September 30, 2022 when compared to the same period in 2021. The gross profit decreased at the ATG by approximately $385,000 or (8.9)% and increased at the CPG by approximately $1,077,000 or 302.5%.

Gross margin benefited in the nine months period from the recovery of business within the commercial aircraft market and favorable product mix shipped at the ATG of approximately $283,000 and price increases of approximately $709,000. However, this was more than offset by an increase in operating costs of approximately $1,377,000. This is primarily due to increased compensation and benefits of approximately $539,000, recruiting costs for the ramp-up of production of approximately $216,000, and the underutilization of production resources of approximately $650,000 and a net decrease of approximately $28,000 for all other operating expenses as compared to the same period in 2021. As previously noted, we have added staff during this period in anticipation of increasing production in future periods to satisfy customer demand. At the CPG, gross profit increased in the nine month period due to favorable product mix shipped at the CPG of approximately $526,000, and price increases of approximately $180,000, and a decrease in operating costs of approximately $371,000. The decrease in operating costs is primarily due to a decrease in compensation and benefits of approximately $41,000, an increase in the utilization of production resources of approximately $213,000, a decrease in net freight costs of approximately $229,000 offset by an increase in repair and maintenance expenses of approximately $69,000 and a net increase of approximately $43,000 for all other operating expenses as compared to the same period in 2021.

Since mid-2020, both Segments have experienced the challenge of fully utilizing their production resources, increasing the cost per unit produced. The CPG is starting to experience favorable production costs in the nine months ending September 30, 2022. Additionally, both Segments have incurred increased costs for raw materials associated with the production of our products. The ATG has incurred the costs of ramping up staffing to support future production. We will continue to monitor all purchases at both Segments. Despite these challenges, the consolidated gross margin and gross margin percent for the first nine month period of 2022 is higher than the same period in 2021.

Selling, General and Administrative Expenses

	Three months ended September 30,						Nine months ended September 30,
	ATG		CPG		Servotronics, Inc.		ATG		CPG		Servotronics, Inc.
($000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

SG&A:
Selling, general & admin	(1,541)	(2,240)	(402)	(481)	(1,943)	(2,721)	(4,890)	(5,586)	(1,306)	(1,317)	(6,196)	(6,903)
Legal settlement awards	—	(1,800)	—	(90)	—	(1,890)	—	(1,800)	—	(90)	—	(1,890)
Total SG&A	$(1,541)	$(4,040)	$(402)	$(571)	$(1,943)	$(4,611)	$(4,890)	$(7,386)	$(1,306)	$(1,407)	$(6,196)	$(8,793)
% SG&A to Revenues	17.5%	47.8%	18.5%	23.2%	17.7%	42.2%	18.3%	31.4%	19.6%	21.6%	18.6%	29.3%

Operating (loss)/income	$(691)	$(2,353)	$271	$(486)	$(420)	$(2,839)	$(994)	$(3,105)	$127	$(1,051)	$(867)	$(4,156)

Operating (loss)/income %	(7.8)%	(27.8)%	12.5%	(19.7)%	(3.8)%	(26.0)%	(3.7)%	(13.2)%	1.9%	(16.1)%	(2.6)%	(13.9)%

Selling, general and administrative expenses (SG&A) decreased approximately $778,000 or 28.6% for the three month period ended September 30, 2022 when compared to the same period in 2021. The improvement is driven by the ATG due to lower legal fees of approximately $758,000 and a net decrease of all other SG&A expenses of approximately $20,000 as compared to the three month period ended September 30, 2021.

SG&A expenses decreased approximately $707,000 or 10.2% for the nine month period ended September 30, 2022 when compared to the same period in 2021. The decrease is due to lower legal fees at the ATG of approximately $678,000 and a net decrease of all other SG&A expenses of approximately $29,000 as compared to the same period in 2021.

With the decrease in consolidated SG&A expenses in the three and nine month periods and the increasing revenue, the percentage of SG&A to revenue declined at both Segments.

Operating Losses

Losses from operations decreased approximately $2,419,000 or 85.2% when comparing to the three month period ended September 30, 2022 to the same period in 2021. Losses from operations decreased approximately $3,289,000 or 79.1% when comparing the nine month period ended September 30, 2022 to the same period in 2021. The consolidated improvement in the operating losses for the first three and nine month periods are discussed above.

Other (Expense)/Income

	Three months ended September 30,						Nine months ended September 30,
	ATG		CPG		Servotronics, Inc.		ATG		CPG		Servotronics, Inc.
($000’s omitted)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021

Other (Expense)/Income:
ERC	$—	$1,598	$—	$380	$—	$1,978	$—	$4,584	$—	$1,038	$—	$5,622
PPP Loan foregiveness	—	4,000			—	4,000	—	4,000	—	—	—	4,000
Interest expense	(50)	(5)	—	—	(50)	(5)	(194)	(130)	—	(2)	(194)	(132)
Gain sale of equipment	—	—	—	—	—	—	26	—	—	—	26	—
Total other (expense)/income, net	$(50)	$5,593	$—	$380	$(50)	$5,973	$(168)	$8,454	$—	$1,036	$(168)	$9,490

(Loss)/income before income tax (benefits)/provision	$(741)	$3,240	$271	$(106)	$(470)	$3,134	$(1,162)	$5,349	$127	$(15)	$(1,035)	$5,334
EBIT %	(8.4)%	38.3%	(12.5)%	4.3%	(4.3)%	28.7%	(4.3)%	22.8%	(1.9)%	0.2%	(3.1)%	17.8%

As discussed in our Annual Report on Form 10-K, the Company qualified for the Employee Retention Credit (ERC) for all quarters allowed under the federal government program. The Infrastructure Investment and Jobs Act of 2021, enacted November 15, 2021 terminated the employee retention credit for wages paid in the fourth quarter of 2021 for employers that are not recovery startup businesses. As a result, for the three month and nine month periods ended September 30, 2022 there was no recognition of an ERC as compared to approximately $1,978,000 recognized in the three month period and the approximately $5,622,000 recognized in the nine month period ended September 30, 2021.

Additionally, in our Annual Report on Form 10-K, the Company executed a promissory note under the Paycheck Protection Program (the “PPP” loan) in the amount of $4,000,000. During the third quarter of 2021, the entire loan in the amount of $4,000,000 and the accrued interest of $57,000 was forgiven by the SBA and a gain of $4,057,000 was recorded in “Other (expense)/income” in the Company’s consolidated statements of operations.

Interest Expense

Interest expense increased by 900.0% and 47.0% in the three and nine month periods ended September 30, 2022, respectively, when compared to the same period in 2021. This is primarily due to the increase in interest recognized for postretirement benefits offset by the elimination of the interest resulting from the pay down of our term loans as of December 2021. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

(Loss)/income before Income Taxes

Consolidated loss before income taxes for the three month period ended September 30, 2022 decreased approximately $3,604,000 or (115.0)% when compared to the same period in 2021. The consolidated decrease is primarily the result of the elimination of the ERC credit and the one-time event of the Paycheck Protection Program (PPP) loan forgiveness within the three months ended September 30, 2021. This is partially offset by an increase in revenue at the ATG segment, an improvement in operating performance at the CPG, decreases in SG&A expenses at both segments and decreases for 2021 legal awards as discussed above. The consolidated loss before income taxes for the nine month period ended September 30, 2022 decreased approximately $6,369,000 or (119.4)% when compared to the same period in 2021. The consolidated decrease is primarily the result of the elimination of the ERC credit and the one-time event of the PPP loan forgiveness within the three months ended September 30, 2021. This is partially offset by an increase in revenue at the ATG segment, an improvement in operating performance at the CPG, decreases in SG&A expenses at both segments and decreases for 2021 legal awards as discussed above.

Net (Loss) Income

Net income for the three and nine month periods ended September 30, 2022 decreased approximately $3,554,000 or (109.8)% and approximately $5,766,000 or (108.1)%, respectively, when compared to the same period in 2021. The consolidated decrease in net income is primarily the result of the elimination of the ERC credit and the one-time event of the Paycheck Protection Program (PPP) loan forgiveness within the three month period ended September 30, 2021. This is offset by an increase in revenue at the ATG segment, an improvement in operating performance at the CPG, decreases in SG&A expenses at both Segments and decreases for legal awards as discussed above.

Liquidity and Capital Resources

	Nine months ended September 30,
($000’s omitted)	2022	2021

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$62	$6,338
Investing Activities (1)	$(887)	$(68)
Financing Activities	$(4,460)	$(379)

FINANCIAL POSITION:
Working Capital	$29,082	$34,636
Long-term Debt	$326	$4,829
Liquidity (2)	$9,695	$5,770

CAPITAL EXPENDITURES (1):	$(887)	$(68)
(1)	NET OF PROCEEDS FROM SALE OF EQUIPMENT AND EQUIPMENT FINANCING
(2)	CASH, LESS DEBT, PLUS LOC AVAILABLE

Operating Activities:

We generated approximately $62,000 in cash from operations during the nine month period ended September 30, 2022 as compared to generating approximately $6,338,000 for the same period in 2021. At September 30, 2022, we had working capital of approximately $29,082,000 ($34,067,000 – December 2021) of which approximately $4,261,000 ($9,546,000 – December 2021) was comprised of cash.

The decrease in cash flow from operating activities is primarily attributable to a decrease in net income of approximately $5,766,000 as explained previously. In addition, there was significant accounts receivable increase, and offsetting PPP forgiveness of a net usage of approximately $223,000. A usage of cash for all other accounts netted to approximately $287,000.

Our cash flow from operations and available line of credit capacity provide us with the financial resources needed to run our operations and reinvest in our business. Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

Investing Activities:

We used approximately $887,000 in cash from investing activities during the nine month period ended September 30, 2022 as compared to a usage of cash of approximately $68,000 during the same period in 2021. The investing activities were primarily related to ATG projects and facilities improvement. Cash was generated through the sale of the Company car.

Financing Activities:

Our primary usage of cash in our financing activities in the nine month period ended September 30, 2022 includes the repayment of our line of credit of approximately $4,250,000 and the principal payments on equipment financing obligations of approximately $210,000.

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

Through the third quarter of 2022, the amended agreement also requires us to maintain a minimum liquidity, defined as cash on hand plus line of credit availability of at least $9,000,000.

The interest rate is a rate per year equal to the sum of (i) the greater of the Bloomberg’s Short-Term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii) 1.65 percentage point(s). For purposes of this paragraph, “Index Floor” means 0.5 percent.

The line of credit is secured by all personal property of the Company with the exception of certain equipment that was purchased from proceeds of government grants. There was no balance outstanding at September 30, 2022 and approximately $4,250,000 outstanding at December 31, 2021. The phase out of LIBOR and transition to the BSBY Daily Floating Rate does not have a significant impact on our operating results, financial position, or cash flows.

We had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There is approximately $547,000 outstanding as of September 30, 2022 and $712,000 outstanding at December 31, 2021.

We had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $19,000 outstanding at September 30, 2022 and $64,000 at December 31, 2021.

We believe that we should retain the capital generated from operating activities for investment in research and development and programs to retain the Company’s human resources talent as well as other operating and strategic improvements. Accordingly, there are no plans to institute a cash dividend within the next year.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of September 30, 2022. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Form 10-K for the year ended December 31, 2021.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to disclosure as set forth in Note 8, Litigation. Additionally, the Company is subject to various claims and litigation arising in the normal course of business. In the opinion of management, such pending legal matters are either adequately covered by insurance or, if not insured, are not expected to materially adversely affect the business or earnings of the Company. The Company maintains insurance to cover liabilities in excess of certain self-insured retention levels. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Company Purchases of Company’s Equity Securities

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of Publicly	that may yet be Purchased
	Total Number of Shares	Weighted Average Price $	Announced Plans or Programs	under the Plans or Programs
2021 Periods	Purchased	Paid Per Share	(1)	(1)
January - March	—	$—	—	89,385
April - June	—	—	—	89,385
July	—	—	—	89,385
August	—	—	—	89,385
September	—	—	—	89,385
Total	—	$—	—	89,385
(1)	The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2022, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the nine month period ended September 30, 2022.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14 or 15d 14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14 or 15d 14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: November 14, 2022

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Lisa F. Bencel, Chief Financial Officer
Lisa F. Bencel
Chief Financial Officer