Form 10-K
period 2022-12-31
SERVOTRONICS INC /DE/
filed 2023-03-31
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Based on the closing price of the Common Stock on June 30, 2022 $11.23 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $18,797,515.

As of February 28, 2023, the number of $.20 par value common shares outstanding was 2,525,313.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: uncertainties in today's global economy, including political risks, adverse changes in legal and regulatory environments, the severity, magnitude and duration of the COVID-19 pandemic including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, difficulty in predicting defense appropriations, the introduction of new technologies and the impact of competitive products, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company's customers to fund long-term purchase programs, and market demand and acceptance both for the Company's products and its customers' products which incorporate Company-made components, the Company's ability to accurately align capacity with demand, the availability of financing and changes in interest rates, the outcome of pending and potential litigation, and the additional risks discussed in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consumer Products (CPG)

The Company designs, manufactures and sells a variety of cutlery products.  These products include a wide range of kitchen knives such as steak, carving, bread, butcher and paring knives for household use and for use in restaurants, institutions and private industry, as well as other types of knives for hunting, fishing and camping. The Company sells cutlery products to the U.S. Government, related agencies and allied foreign governments. These products include machetes, bayonets and other types of knives that are primarily for military use. The Company also produces and markets other cutlery items such as carving forks and various specialty tools such as putty knives, linoleum sheet cutters and field knives.  The Company manufactures its cutlery products from stainless or high carbon steel in numerous styles, designs, models and sizes.  Substantially all of the Company’s commercial cutlery related products are intended for the medium to premium priced markets.

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

The Company’s prime contracts and subcontracts with United States Government subcontractors and commercial manufacturers are subject to termination at the convenience of the customer.  In the event of such termination, the Company is ordinarily entitled to receive payment for its costs and profits on work done prior to termination. Since the inception of the Company’s business, less than 1% of its contracts have been terminated for convenience.  The Company’s sales of advanced technology products are composed primarily of a small group of customers.  The Company has a significant concentration of business with two major customers: Customer A and Customer B.  Sales to Customer A accounted for 30.1% of consolidated sales in 2022 and 33.5% of consolidated sales in 2021.  Sales to Customer B accounted for 18.9% of consolidated sales in 2022 and 19.1% of consolidated sales in 2021.  In 2022 and 2021 we had a concentration of sales to Customer A and Customer B representing approximately 49.0% and 52.6% of our consolidated sales, respectively.

The ATG revenue increased approximately $3,500,000 or 11.0% in 2022 as compared to 2021.  Customer A revenue decreased approximately $393,000 or (2.9)% in 2022 as compared to 2021.  Customer B revenue increased approximately $503,000 or 6.5% in 2022 as compared to 2021.

The loss of either of these customers would have a significant impact on our revenue and earnings.   See Note 1, Business Description and Summary of Significant Accounting Policies – Concentration of Credit Risks, of the accompanying consolidated financial statements for information related to sales concentrations.

Consumer Products

The Company’s consumer products are marketed throughout the United States and in select foreign markets. Consumer sales are seasonal. Sales are direct to consumer, through national and international distributors, and through retailers such as big box, hardware, supermarket, variety, department, discount, gift, drug, outdoors and sporting stores. The Company’s Consumer Products Group (CPG) also sells its knives and tools (principally machetes, bayonets, survival knives and kitchen knives) to various branches of the United States Government. Additionally, the Company provides OEM and white label product design and manufacturing services to a regional customer base across a wide range of consumer and commercial industries. No single customer of the CPG represented more than 10% of the Company’s consolidated revenues in 2022 or 2021. The Company sells its products and manufacturing services through its own sales resources, independent manufacturers’ representatives and electronic commerce.

Business Segments

Business segment information is presented in Note 10, Business Segments, of the accompanying consolidated financial statements.

Intellectual Properties

The Company has rights under certain copyrights, trademarks, patents, and registered domain names. In the view of management, the Company’s competitive position is not dependent on patent protection.

Research Activities

Research and development costs are expensed as incurred.

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

The Company, at December 31, 2022, had 309 employees of which 303 are full time and 6 part time employees at two locations in New York. Approximately 88% of its employees and contractors are engaged in production, engineering, inspection, packaging or shipping activities. The balance is engaged in executive, administrative, clerical or sales capacities. None are subject to a collective bargaining agreement.

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information:

The Company’s common stock is listed on the NYSE American Stock exchange and trades under the symbol SVT.

(b)	Approximate Number of Holders of Common Stock

Title of class	Approximate number of record holders (as of February 23, 2023)
Common Stock, $.20 par value per share	238

(c)	Dividends on Common Stock

The Company has not paid any cash dividends in the two-year period ended December 31, 2022. The Company has no plans to pay cash dividends as it plans to retain all cash from operations as a source of capital to finance working capital and growth in the business.

(d)	Company Purchases of Company’s Equity Securities

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2022, the Company has purchased 360,615 shares and there remain 89,385 shares available to purchase under this program. There were no shares purchased by the Company in 2022.

Item 6.[Reserved]

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

All comparisons included within this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to results for the year ended December 31, 2022 compared to the year ended December 31, 2021, unless stated otherwise.  Additionally, the information provided is expected to better allow investors to view the registrant from management’s perspective including using quarterly data supporting management’s discussion.

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

If any adverse economic events reduce the number of airliners and/or aircraft being produced by the Company’s relevant prime contractors, the negative effects of that reduction will in turn flow down through the supply chain. Also, certain major manufacturers have successfully imposed extended payment terms to their suppliers. At times, these extended payment terms are not available to the Company when purchasing raw material such as aluminum, magnetic material, steel and/or other product support items and services. If the Company’s customers delay their payments until after the extended due date or fail to pay, it could adversely impact the Company’s operating results and cash flow. During 2022, inflation negatively impacted our input costs, primarily for labor and materials.  Supply chain disruptions, labor shortages, and global inflation remain persistant.

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

On March 30, 2023, the Company announced that the Company’s Board of Directors has authorized the review of the strategic alternatives for the CPG with a goal of enhancing shareholder value. This review was authorized by the Board on February 28, 2023 and the company has engaged a financial advisor to evaluate potential alternatives. There is no set timetable for the strategic review process and there can be no assurance that such review will result in any transaction or other alternative.

Management Discussion

There was an increase in consolidated revenue in the twelve months ended December 31, 2022 from 2021 of approximately $3,263,000 or 8.0%. This is primarily due to an increase in the number of units shipped at the ATG of approximately $3,007,000 and to price increases at the ATG of approximately $1,699,000 and the CPG of approximately $300,000. This is partially offset by an unfavorable product mix shipped at the ATG of approximately $1,198,000 and at the CPG of approximately $427,000 and a decrease in the number of units shipped at the CPG of approximately $118,000. During the twelve months ended December 31, 2022 and 2021, approximately 80% and 78%, respectively, of the Company's consolidated revenues were derived from the ATG sale of product to a small base of customers. During the twelve months ended December 31, 2022 and 2021, approximately 20% and 22%, respectively, of the Company's consolidated revenues were derived from the CPG sale of product to a large base of retail customers.

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

Results of Operations

The following table compares the Company’s consolidated statements of income data for the years ended December 31, 2022 and 2021 ($000’s omitted).

	($000 omitted except for per share data)
	Year Ended December 31,				2022 vs 2021
	2022		2021		Dollar	% Favorable/
	Dollars	% of Sales	Dollars	% of Sales	Change	(Unfavorable)
Revenue:
Advanced Technology	$35,185	80.3%	$31,677	78.1%	$3,508	11.1%
Consumer Products	8,636	19.7%	8,881	21.9%	(245)	(2.8)%
	43,821	100.0%	40,558	100.0%	3,263	8.0%

Cost of goods sold, inclusive of dep. and amortization	(37,877)	86.4%	(34,570)	85.2%	(3,307)	(9.6)%
Gross profit	5,944	13.6%	5,988	14.8%	(44)	(0.7)%
Gross margin %	13.6%	—	14.8%	—	—	—

Operating expenses:
Selling, general and administrative	(8,427)	19.2%	(9,423)	23.2%	996	10.6%
Legal settlement awards	—	—	(1,890)	4.7%	1,890	—
Total selling, general and administrative	(8,427)	19.2%	(11,313)	27.9%	2,886	25.5%
Total operating costs and expenses	(46,304)	105.7%	(45,883)	113.1%	(421)	(0.9)%
Operating (loss)/income	(2,483)	(5.7)%	(5,325)	(13.1)%	2,842	53.4%

Other (expense)/income:
Other income: employee retention credit (ERC)	—	—	5,622	13.9%	(5,622)	—
Other income: Paycheck Protection Program loan forgiveness	—	—	4,000	9.9%	(4,000)	—
Interest expense	(240)	(0.5)%	(187)	(0.5)%	(53)	(28.3)%
Gain/(loss) on sale of equipment	36	0.1%	(98)	(0.2)%	135	137.8%
Total other (expense)/income	(204)	(0.4)%	9,337	23.3%	(9,540)	(102.2)%

(Loss)/income before income taxes	(2,687)	(6.1)%	4,012	9.9%	(6,698)	(167.0)%

Income tax benefit	570	(1.3)%	43	(0.1)%	527	1,225.6%
Net (loss)/ income	$(2,117)	(4.8)%	$4,055	10.0%	$(6,171)	(152.2)%

Revenue and Gross Profit

	Servotronics, Inc.					Servotronics, Inc.
	2022 Three months ended					2021 Three months ended
($000's omitted)	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year

Revenues	$11,168	$11,230	$10,991	$10,432	$43,821	$9,060	$10,028	$10,915	$10,555	$40,558
Cost of goods sold	(8,530)	(10,062)	9,468	(9,817)	(37,877)	(8,067)	(8,156)	(9,143)	(9,204)	(34,570)

Gross profit	2,638	1,168	1,523	615	5,944	993	1,872	1,772	1,351	5,988
Gross margin %	23.6%	10.4%	13.9%	5.9%	13.6%	11.0%	18.7%	16.2%	12.8%	14.8%

	ATG					ATG
	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year

Revenues	$9,168	$8,748	$8,823	$8,446	$35,185	$7,223	$7,823	$8,449	$8,182	$31,677
Cost of goods sold	(6,815)	(8,055)	(7,973)	(8,212)	(31,055)	(6,210)	(6,242)	(6,762)	(6,715)	25,929

Gross profit	2,353	693	850	234	4,130	1,013	1,581	1,687	1,467	5,748
Gross margin %	25.7%	7.9%	9.6%	2.8%	11.7%	14.0%	20.2%	20.0%	17.9%	18.1%

	CPG					CPG
	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year

Revenues	$2,000	$2,482	$2,168	$1,986	$8,636	$1,837	$2,205	$2,466	$2,373	$8,881
Cost of goods sold	(1,715)	(2,007)	(1,495)	(1,605)	(6,822)	(1,857)	(1,914)	(2,381)	(2,489)	(8,641)

Gross profit (loss)	285	475	673	381	1,814	(20)	291	85	(116)	240
Gross margin %	14.3%	19.1%	31.0%	19.2%	21.0%	(1.1)%	13.2%	3.4%	(4.9)%	2.7%

Revenue

Consolidated revenues from operations decreased approximately $123,000 or (1.2)% for the three month period ended December 31, 2022 when compared to the same period in 2021. This benefited from price increases at the ATG of approximately $569,000. Although the ATG is experiencing an increase in volume due to the recovery of business within the commercial aircraft market it is partially offset by an unfavorable product mix of product shipped of approximately $305,000.  Additionally, the CPG had an increase in prices of approximately $126,000 offset by by an unfavorable product mix of product shipped and a decrease in the number of units shipped amounting to approximately $513,000 as compared to the same three month period ended December 31, 2021.

Consolidated revenues from operations increased approximately $3,263,000 or 8.0% for the twelve month period ended December 31, 2022 when compared to the same period in 2021. Although the ATG is experiencing an increase in volume due to the recovery of business within the commercial aircraft market of approximately $3,007,000 it is partially offset by an unfavorable product mix of product shipped of approximately $1,198,000.  The twelve month period benefited from price increases at the ATG of approximately $1,699,000. Additionally, the CPG had an increase in prices of approximately $300,000 offset by an unfavorable product mix of product shipped and a decrease in the number of units shipped amounting to approximately $545,000 as compared to the same twelve month period ended December 31, 2021.

Gross Profit

Consolidated gross profit from operations decreased approximately $736,000 for the three month period ended December 31, 2022 when compared to the same period in 2021. The gross profit decreased at the ATG by approximately $1,233,000 offset by an increase at the CPG of approximately $497,000.

Gross profit benefited in the three months period from the recovery of business within the commercial aircraft market with increased volume and price increases offset by an unfavorable product mix shipped at the ATG of a net decrease of approximately $270,000 and increased operating costs of approximately $963,000. The increase in operating costs is primarily due to increased compensation and benefits of approximately $906,000 and expendable tools and equipment of approximately $124,000, and a net increase of approximately $9,000 for all other operating expenses, offset by lower warranty expenses of approximately $76,000 as compared to the same period in 2021. The ATG has added staff during this period in anticipation of increasing production in 2023 to satisfy the increasing customer demand.

Additionally, gross profit increased in the three month period at the CPG due to an improvement in operating variances of approximately $255,000, and a decrease in operating costs of approximately $242,000. The decrease in operating costs is primarily due to an improvement in the utilization of production resources of approximately $235,000, a decrease in freight of approximately $54,000, offset by an increase in utilities of approximately $24,000 and a net increase of approximately $23,000 for all other expenses as compared to the same period in 2021.

Consolidated gross profit from operations decreased slightly by approximately $44,000 or (0.7)% for the twelve month period ended December 31, 2022 when compared to the same period in 2021. The gross profit decreased at the ATG by approximately $1,618,000 and increased at the CPG by approximately $1,574,000.

Gross profit benefited in the twelve months period from the recovery of business within the commercial aircraft market and price increases at the ATG of approximately $1,229,000. However, this was more than offset by an unfavorable product mix shipped and an increase in operating costs of approximately $2,847,000. This is primarily due to increased compensation and benefits of approximately $2,234,000, recruiting costs for the ramp-up of production of approximately $188,000, expendable tools and equipment of approximately $178,000, building and production equipment maintenance of approximately $125,000, travel and lodging of approximately $106,000 and a net increase of approximately $16,000 for all other operating expenses as compared to the same period in 2021. As previously noted, we have added staff during this period in the preparation for increased production in 2023 to satisfy customer demand.  At the CPG, gross profit increased in the twelve month period due to price increases of approximately $300,000, a decrease in operating variances of approximately $348,000 and a decrease in operating costs of approximately $926,000. The decrease in operating costs is primarily due to an improvement in the utilization of production resources of approximately $417,000, a decrease in net freight costs of approximately $400,000, a decrease in compensation and benefits of approximately $58,000, a decrease in repair and maintenance expenses of approximately $48,000 and a net decrease of approximately $3,000 for all other operating expenses as compared to the same period in 2021.

Since mid-2020, both Segments have experienced the challenge of fully utilizing their production resources, increasing the cost per unit produced. In 2022, CPG experienced favorable production costs in the twelve months ended December 31, 2022.  Additionally, both Segments have incurred increased costs for raw materials associated with the production of our products. The ATG has incurred the costs of ramping up staffing to support increased production planned for 2023.  Despite the challenges, the consolidated gross profit has decreased only slightly from the same period in 2021.

Selling, General and Administrative Expenses and Operating Income (Loss)

	Servotronics, Inc.					Servotronics, Inc.
($000's omitted)	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
SG&A:
Legal settlement	$—	$—	$—	$—	$—	$—	$—	$(1,890)	$—	$(1,890)
Selling, general & admin	(2,182)	(2,071)	(1,943)	(2,231)	(8,427)	(1,973)	(2,209)	(2,721)	(2,520)	(9,423)
Total SG&A	$(2,182)	$(2,071)	$(1,943)	$(2,231)	$(8,427)	$(1,973)	$(2,209)	$(4,611)	$(2,520)	$(11,313)
% SG&A to Revenues	19.5%	18.4%	17.7%	21.4%	19.2%	21.8%	22.0%	42.2%	23.9%	27.9%

Operating Income/(Loss)	$456	$(903)	$(420)	$(1,616)	$(2,483)	$(980)	$(337)	$(2,839)	$(1,169)	$(5,325)
Operating Inc/(Loss) %	4.1%	(8.0)%	(3.8)%	(15.5)%	(5.7)%	(10.8)%	(3.4)%	(26.0)%	(11.1)%	(13.1)%

	ATG					ATG
($000's omitted)	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
SG&A:
Legal settlement	$—	$—	$—	$—	$—	$—	$—	$(1,800)	$—	$(1,800)
Selling, general & admin	(1,774)	(1,575)	(1,541)	(1,702)	(6,592)	(1,585)	(1,761)	(2,240)	(2,075)	(7,661)
Total SG&A	$(1,774)	$(1,575)	$(1,541)	$(1,702)	$(6,592)	$(1,585)	$(1,761)	$(4,040)	$(2,075)	$(9,461)
% SG&A to Revenues	19.3%	18.0%	17.5%	20.2%	18.7%	21.9%	22.5%	47.8%	25.4%	29.9%

Operating Income/(Loss)	$579	$(882)	$(691)	$(1,468)	$(2,462)	$(572)	$(180)	$(2,353)	$(608)	$(3,713)
Operating Inc/(Loss)%	6.3%	(10.7)%	(7.8)%	(17.4)%	(7.0)%	(7.9)%	(2.3)%	(27.8)%	(7.4)%	(11.7)%

	CPG					CPG
($000's omitted)	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
SG&A:
Legal settlement	$—	$—	$—	$—	$—	$—	$—	$(90)	$—	$(90)
Selling, general & admin	(408)	(496)	(402)	(529)	(1,835)	(388)	(448)	(481)	(445)	(1,762)
Total SG&A	$(408)	$(496)	$(402)	$(529)	$(1,835)	$(388)	$(448)	$(571)	$(445)	$(1,852)
% SG&A to Revenues	20.4%	20.0%	18.5%	26.6%	21.2%	21.1%	20.3%	23.2%	18.8%	20.9%

Operating (Loss)/Income	$(123)	$(21)	$271	$(148)	$(21)	$(408)	$(157)	$(486)	$(561)	$(1,612)
Operating (Loss)/Inc %	(6.2)%	(0.8)%	12.5%	(7.5)%	(0.2)%	(22.2)%	(7.1)%	(19.7)%	(23.6)%	(18.2)%

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) decreased approximately $289,000 or 11.5% for the three month period ended December 31, 2022 when compared to the same period in 2021. Consolidated SG&A improved to 21.4% of revenue for the 2022 quarter compared with 23.9% in the 2021 quarter. SG&A expenses at the ATG decreased approximately $373,000 or 18.0%.  The improvement at the ATG is driven by the lower legal fees of approximately $577,000 offset by increased compensation and benefits of approximately $160,000 due to additional headcount, and increased recruiting costs of approximately $44,000.  However, SG&A expenses at the CPG increased approximately $84,000 or 18.9%.   The increase is due to an increase in compensation and benefits of approximately $38,000 and outbound freight of approximately $50,000, offset by a net decrease of all other SG&A expenses of $4,000 as compared to the same period in 2021.

Selling, general and administrative (SG&A) decreased approximately $2,886,000 or 25.5% for the twelve month period ended December 31, 2022 when compared to the same period in 2021. Consolidated SG&A improved to 19.2% of revenue for 2022 compared with 27.9% in 2021. The improvement is due to a non-recurring legal settlements of approximately $1,890,000 in 2021, as previously disclosed; lower legal fees of approximately $1,255,000 offset by an increase in insurance expenses of approximately $88,000, Directors’ fees of approximately $54,000, recruiting fees of approximately $40,000 and sales tax expense of approximately $36,000.  Additionally, there was a net increase of all other SG&A expenses of approximately $41,000 as compared to the same period in 2021.

In 2022, the ATG experienced a decrease in SG&A as a percentage of revenues.  Management expects the ATG SG&A percentage to revenue to continue to drop in conjunction with the increase of revenue volume.  The CPG SG&A percentage to revenue is not expected to improve significantly.

Operating Losses

Losses from operations increased approximately $447,000 or 38.2% when compared to the same three month period in 2021. Operating losses improved at the CPG by approximately $413,000 as compared to the three month period ended December 31, 2021. However, operating losses for the three months ended December 31, 2022 at the ATG increased by approximately $860,000 as compared to the same time period in 2021, for the reasons previously explanined including investments in staffing to support planned production increases in 2023.

Losses from operations decreased approximately $2,842,000 or (53.4%) when compared to the same twelve month period in 2021.  Operating losses improved significantly at both the ATG and CPG by approximately $1,251,000 and $1,591,000, respectively, as compared to the twelve month period ended December 31, 2021.

The consolidated decrease in operating losses is primarily the result in the increases in revenue and decreases in SG&A expenditures, as discussed above.

Other Income/(Expense):

	Servotronics, Inc.					Servotronics, Inc.
($000's omitted)	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
Other Income/(Expense):
ERC	$—	$—	$—	$—	$—	$1,730	$1,914	$1,978	$—	$5,622
PPP loan forgiveness	—	—	—	—	—	—	—	4,000	—	4,000
Interest expense	(70)	(74)	(50)	(46)	(240)	(61)	(66)	(5)	(55)	(187)
Gain/(Loss) sale of equipment	26	—	—	10	36	—	—	—	(98)	(98)
Total other (expense)/income, net	$(44)	$(74)	$(50)	$(36)	$(204)	$1,669	$1,848	$5,973	$(153)	$9,337

Income/(loss) before income tax provision (benefits)	$412	$(977)	$(470)	$(1,652)	$(2,687)	$689	$1,511	$3,134	$(1,322)	$4,012
EBIT%	3.7%	(8.7)%	(4.3)%	(15.8)%	(6.1)%	7.6%	15.1%	28.7%	(12.5)%	9.9%

	ATG					ATG
($000's omitted)	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
Other Income/(Expense):
ERC	$—	$—	$—	$—	$—	$1,413	$1,573	$1,598	$—		$4,584
PPP loan forgiveness	—	—	—	—	—	—	—	4,000	—		4,000
Interest expense	(70)	(74)	(50)	(45)	(239)	(60)	(65)	(5)	(55)		(185)
Gain/(Loss) sale of equip	26	—	—	10	36	—	—	—	(98)		(98)
Total other (expense)/income, net	$(44)	$(74)	$(50)	$(35)	$(203)	$1,353	$1,508	$5,593	$(153)		$8,301

Income/(loss) before income tax provision (benefits)	$535	$(956)	$(741)	$(1,503)	$(2,665)	$781	$1,328	$3,240	$(761)		$4,588
EBIT%	5.8%	(10.9)%	(8.4)%	(17.8)%	(7.6)%	10.8%	17.0%	38.3%	(9.3)%		14.5%

	CPG					CPG
($000's omitted)	2022 Three months ended					2021 Three months ended
	March 31,	June 30,	September 30,	December 31,	Total Year	March 31,	June 30,	September 30,	December 31,	Total Year
Other Income/(Expense):
ERC	$—	$—	$—	$—	$—	$317	$341	$380	$—		$1,038
PPP loan forgiveness	—	—	—	—	—	—	—	—	—		—
Interest expense	—	—	—	(1)	(1)	(1)	(1)	—	—		(2)
Gain/(Loss) sale of equip	—	—	—	—	—	—	—	—	—		—
Total other (expense)/income, net	$—	$—	$—	$(1)	$(1)	$316	$340	$380	$—		$1,036

Income/(loss) before income tax provision (benefits)	$(123)	$(21)	$271	$(149)	$(22)	$(92)	$183	$(106)	$(561)		$(576)
EBIT%	(6.2)%	(0.8)%	12.5%	(7.5)%	(0.3)%	(5.0)%	8.3%	(4.3)%	(23.6)%		(6.5)%

ERC and PPP loan forgiveness

As discussed in our 2021 Annual Report on Form 10-K, the Company qualified for the Employee Retenetion Credit (ERC) for all quarters allowed under the federal government program.  The Infrastructure Investment and Jobs Act of 2021, enacted November 15, 2021 terminated the employee retention credit for wages paid in the fourth quarter of 2021 for employers that are not recovery startup businesses. As a result, for the three month period ended December 31, 2021 and December 31, 2022, there was no recognition of an ERC. For the twelve month period ended December 31, 2022 there was no recognition of an ERC as compared to approximately $5,622,000 recognized in the twelve month period ended December 31, 2021.

Additionally, as discussed in our 2021 Annual Report on Form 10-K, the Company executed a promissory note under the Paycheck Protection Program (the “PPP” loan) in the amount of $4,000,000. During the third quarter of 2021, the entire loan in the amount of $4,000,000 and accrued interest of $57,000 was forgiven by the Small Business Association (SBA) and a gain of $4,057,000 was recorded in “Other (expense)/income” in the Company’s consolidated statement of operations.

Interest Expense

Interest expense decreased approximately $9,000 or (16.4%) primarily due to the reimbursement of the line of credit and equipment financing lease obligations at the ATG for the three month period ended December 31, 2022 compared to the same period in 2021. For the twelve month period ended December 31, 2022 interest expense increased approximately $53,000 or 28.3% primarily due to the increase in interest recognized for postretirement benefits offset by the elimination of the interest resulting from the pay down of our term loans as of December 31, 2021.  See also Note 4, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

(Loss)/Income before Income Taxes

Consolidated loss before income taxes for the three month period ended December 31, 2022 decreased approximately $330,000 (25.0%) when compare to the same period in 2021.  The consolidated decrease is primarily the result of an increase in ATG revenue, improved operating performance at the CPG and lower SG&A expenses at the ATG offset by a decrease in CPG revenue, a decrease in operating performance at the ATG, investments in ATG production staffing to support 2023 volume demand and an increase in SG&A expenses at the CPG as discussed above.

The consolidated loss before income taxes for the twelve month period ended December 31, 2022 increased approximately $6,699,000 or 167.0% when compared to the same period ended in 2021. The consolidated loss increased primarily due to the elimination of the ERC credit and the one-time event of the PPP loan forgiveness offset by an increase in revenue at the ATG segment, an improvement in operating performance at the CPG, decreases in SG&A expenses at both segments and decreases for 2021 legal awards as discussed above.

Income Taxes

The Company’s effective tax rate for operations was 21.2% in 2022 and (1.1)% in 2021. The effective tax rate reflects federal and state income taxes, permanent non-deductible expenditures, 2021 non-taxable PPP loan foregiveness income, the 2021 deduction for foreign-derived intangible income (FDII) , and the federal tax credit for research and development expenditures. The increase in the effective tax rate between 2022 and 2021 is primarily a result of the non-taxable PPP loan forgiveness income recognized in 2021.  See also Note 6, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

Liquidity and Capital Resources:

	Twelve months ended December 31,
($000's omitted)	2022	2021

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$264	$4,591
Investing Activities	$(1,281)	$3
Financing Activities	$(4,525)	$(983)

YEAR-END FINANCIAL POSITION:
Working Capital	$27,045	$34,067
Indebtedness	$501	$5,026

CAPITAL EXPENDITURES (1):	$(1,281)	$3
(1)	NET OF PROCEEDS FROM SALE OF EQUIPMENT AND EQUIPMENT FINANCING

Operating Activities:

The Company generated approximately $264,000 in cash from operations during the twelve month period ended December 31, 2022 as compared to generating approximately $4,591,000 for the same period in 2021.  At December 31, 2022, the Company had working capital of approximately $27,045,000 ($34,067,000 – December 2021) of which approximately $4,004,000 ($9,546,000 – December  2021) was comprised of cash.

The decrease in cash flow from operating activities of approximately $4,327,000 is primarily attributable to a decrease in net income of approximately $6,172,000 as explained previously. In addition, there was a decrease in cash flow due to an increase in accounts receivable, accrued employee compensation costs, and other accrued liabilities of approximately $4,020,000 and lower generation of cash through changes in inventory of approximately $1,680,000 offset by an increase in cash flow from the adjustments to reconcile net income of approximately $2,790,000, an increase accounts payable of approximately $3,398,000 and all other operating accounts of approximately $1,357,000.

Our cash flow from operations and available line of credit capacity provides us with the financial resources needed to run our operations and reinvest in our business. Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company’s liquidity, our ability to obtain financing, and our operations in the future.

Investing Activities:

The Company used approximately $1,281,000 in cash from investing activities during the twelve month period ended December 31, 2022 as compared to generating cash of approximately $3,000 during the same period in 2021. The investing activities were primarily related to ATG projects and facilities improvements.

Financing Activities:

The Company’s primary usage of cash in its financing activities in the twelve-month period ended December 31, 2022 includes the repayment of our line of credit of approximately $4,250,000 and the principal payment on equipment financing obligations of approximately $275,000.

On January 11, 2022, the Company executed an amendment, which extended the line of credit (“LOC”) availability period from December 31, 2022 to December 31, 2023. The amended agreement suspended the Debt Service Coverage Ratio loan covenant up through and including the third quarter of 2022. A Quarterly Minimum Cash Flow measurement loan covenant replaced the Debt Service Coverage Ratio loan covenant. Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions. Also, the amended agreement required the Company to maintain a minimum liquidity, defined as cash on hand plus LOC availability, of at least $9,000,000.

As disclosed in the filing of our 2022 third quarter 10-Q, at that time we anticipated that we would fail to meet the Debt Service Coverage Ratio loan covenant up through and including the fourth quarter of 2022. As of December 31, 2022, we were not in compliance with this covenant under our loan agreement and, as a result, the availability of the LOC was temporarily frozen.

On March 30, 2023, we executed an amendment to the loan agreement (the “Amendment”), which provides a waiver of Debt Service Coverage Ratio defaults and other potential defaults at December 31, 2022 and through December 31, 2023, the expiration date of the agreement.

The Amendment also provides the following stipulations. The LOC loan was immediately converted to a borrowing base line of credit utilizing eligible accounts receivable (the “Borrowing Base”), with a maximum availability of the lesser of $5,000,000 or the Borrowing Base, which amounted to $6,400,000 as of the amendment date. As of June 29, 2023, the maximum availability under the Borrowing Base LOC will be reduced to the lesser of $3,900,000 or the Borrowing Base; and then as of August 1, 2023, it will be further reduced to the lesser of $1,000,000 or the Borrowing Base. The amended Borrowing Base LOC loan is secured by all equipment, receivables, inventory and real property of the Company and its wholly owned subsidiary, The Ontario Knife Company, with the exception of certain equipment that was purchased from proceeds of government grants. Interest on the Borrowing Base LOC is the Bloomberg Short-Term Bank Yield (“BSBY”) plus 4.00 percentage points, amounting to 8.88% as of March 30, 2023.

Pursuant to the Amendment, we paid in full the outstanding balance on our equipment loans, approximately $501,000 as of December 31, 2022. Additionally, we advanced $500,000 on the Borrowing Base LOC loan for a pledged deposit account with our lender to be used solely to pay interest.

We intend to refinance the LOC loan with a different lender by June 29, 2023. Failure to deliver a commitment letter to our current lender by June 1, 2023 and to refinance the LOC loan by June 29, 2023 will result in the imposition of additional fees to our current lender of up to $300,000.

Ongoing Liquidity Considerations

We incurred consolidated operating losses from continuing operations for the years ended December 31, 2022 and 2021. The losses incurred were predominantly driven by our decision to maintain our experienced and knowledgeable workforce during the pandemic years and hire ahead of the expected increased customer demand at the ATG. During 2021, our operating losses were funded by PPP loans and Employee Retention Credits provided by the U.S. government, which were not available in 2022. Our operating losses decreased year over year by 53%, demonstrating positive momentum. We had total shareholders’ equity of approximately $35,112,000 as of December 31, 2022. Also, as of that date, we had working capital excluding cash of approximately $23,041,000 and only $501,000 of bank financing.

The ATG has experienced growing customer demand since the middle of 2022, causing an increase in inventory purchases and the resulting usage of cash. This was further exacerbated by the hiring and training of staff to support increasing production in 2023. The temporary freezing of availability on our LOC raised initial doubt about our ability to continue as a going concern until we amended our loan agreement on March 30, 2023, alleviating that doubt. We believe that our operating cash flow and availability of our amended Borrowing Base LOC provides us with sufficient liquidity in the near term. Additionally, we are actively pursuing an alternate credit facility with a different lender to replace the Borrowing Base LOC loan from our current lender by June 29, 2023. We believe that the strength of our asset base and increasing customer demand make our ability to successfully refinance our LOC probable, providing us with sufficient liquidity for at least the next 12 months.

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

We have identified our critical accounting estimates.  An accounting estimate is considered critical where (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.

Inventories

Inventories are measured at lower of cost or net realizable value. Inventory costing requires complex calculations that include standard labor and material costs, assumptions for overhead absorption, scrap, and the determination of which costs may be capitalized.  Analysis of actual labor cost to standard cost is performed and adjusted, if required, quarterly.  Material costs are assessed and adjusted on an on-going basis. Daily cycle counts of raw material and finished goods are performed to ensure accuracy and legitimacy of its inventory balances. Quarterly, full physical counts are performed for WIP balances. The valuation of inventory requires us to review inventory each quarter for excess and slow-moving items and establish a reserve. As of December 31, 2022, we have $19,044 of inventory recorded on our consolidated balance sheet, representing approximately 42% of total assets.

Impairment

The Company tests for impairment of long-lived assets annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses.  These calculations require the use of estimates, in particular in relation to the expected growth of sales, the expected hourly rate for labor, the expected productivity of the production labor and achievable gross margin rates.

Deferred Tax Valuation Allowance

The Company makes estimates and judgments in determining the provision for taxes for financial statement purposes.  These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  We must assess the likelihood that we will be able to recover our deferred tax assets.  Recovery of a deferred tax asset is based on the ability of the business to generate income.  If recovery, is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  These calculations require the use of estimates, in particular in relation to the expected growth of sales, the expected hourly rate for labor, the expected productivity of the production labor and achievable gross margin rates.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of December 31, 2022.  Based on that evaluation as of December 31, 2022, the Company’s disclosure controls and procedures were not effective as a result of a material weakness in internal controls over financial reporting.

(ii)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO).  The Company’s management noted the following control deficiencies that, in the aggregate, constitute a material weakness in the Company’s internal controls over financial reporting as of December 31, 2022:

➢	Management’s assessment of the documentation of controls surrounding significant estimates.

o	While management does have controls around the significant estimates, the documentation of such controls should be improved to substantiate such controls.
➢	Documentation related to the completeness and accuracy of system-generated reports utilized in process level controls.
o	While management does have controls around the completeness and accuracy of system-generated reports used in process level controls, the documentation of such controls needs to be improved to substantiate such controls. Management should also improve the procedures performed to substantiate relevant data points from those reports that are relied upon.

Notwithstanding the existence of the above-mentioned material weakness, the Company believes that the consolidated financial statements in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles and controls over financial reporting were ineffective as of December 31, 2022.

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

(iii) Changes in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected in a timely basis by the Company’s internal controls. Management previously identified material weaknesses in its internal control over financial reporting in connection with the 2020 Form 10-K/A and 2021 Form 10-K filings.  Remediation efforts for the identified material weaknesses began in 2021 and concluded successfully in 2022 for the following:

Failure to complete the design and implement effective internal controls related to certain information technology (IT) general controls including:  establishing written IT policies, performing a formal IT risk assessment, establishing offsite backup, and monitoring logical access and change management.  Remediation efforts included:

●	engaged a third party to perform a comprehensive information technology (IT) general controls assessment by:
o	performing a formal IT risk assessment,
o	performing file restores from backup at least annually,
o	annual security awareness training and frequent phishing campaigns to test the knowledge of employees, and
o	monitoring logical access and change management.

Management’s assessment of entity-level controls and certain control activities are not sufficiently performed and documented to support our conclusions and as a result, we concluded that management’s oversight of internal controls was not operating effectively.  Remediation efforts included:

●	engaged a third party to assist with enhanced internal control testing procedures and documentation standards aligned with the COSO components and principles, including entity-level controls.

In order to fully remediate the material weakness identified above that remains in 2022, we will continue to improve on our documentation to support our conclusions for critical estimates and enhance our documentation to validate the completeness and accuracy of system reports.

Except as set forth above, there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.Other Information

On March 30, 2023, the Company executed an amendment (the “Amendment”) to the Loan Agreement with Bank of America, N.A. dated as of December 1, 2014 (together with any previous amendments, the “Loan Agreement”), which provides a waiver of a Debt Service Coverage Ratio default and other potential defaults under the Loan Agreement at December 31, 2022.

On and after the Amendment effective date, the line of credit loan is converted to a borrowing base line of credit with an advance rate of 75% on eligible accounts receivable, which generally excludes accounts receivable 90 days past invoice due date (the “Borrowing Base”). The maximum availability under the line of credit is reduced as of March 30, 2023 to the lesser of (i) $5,000,000 or (ii) the Borrowing Base (the “Reduced Revolving Commitment”).  The Reduced Revolving Commitment is further reduced as of June 29, 2023 to the lesser of $3,900,000 or the Borrowing Base; and then is further reduced as of August 1, 2023 to the lesser of $1,000,000 or the Borrowing Base.

Pursuant to the Amendment, (1) the Debt Service Coverage Ratio is suspended between January 1, 2023 and the maturity date of December 31, 2023; (2) the Company paid in full all amounts due under the equipment loans, approximately $501,000 as of December 31, 2022; (3) on and after the Amendment effective date, the LOC loan expiration date will be December 31, 2023; (4) on and after the Amendment effective date, the interest rate on the LOC loan is set at Bloomberg Short-Term Bank Yield (“BSBY”) plus 4.00 percentage points, with no fee for unused portion; (5) the Company advanced $500,000 on the LOC loan and deposited such funds in a pledged deposit account with the lender (the “Interest Reserve”) to be used solely to pay interest accruing on the LOC loan; and (6) if at any time the aggregate amount of the Company’s cash on hand exceeds $1,000,000 (the “Excess Cash”) for a period of three (3) consecutive business days, then the Company will be required to prepay the principal balance of the LOC loan in an amount equal to such Excess Cash on the next consecutive business day.  In addition, certain weekly and monthly reporting is required with the Lender.

The amended Borrowing Base LOC loan is secured by all equipment, receivables, inventory and real property of the Company and its wholly owned subsidiary, The Ontario Knife Company, with the exception of certain equipment that was purchased from proceeds of government grants.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2023.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, compliance with Section 16(a) of the Securities Exchange Act and the Company’s Audit Committee, its members and the Audit Committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year or such information will be included by amendment to this Form 10-K.

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

Item 11.Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2022:

Number of
	Number of		securities
	securities to be		remaining
	issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under
	options,	options	equity
	warrants and	warrants and	compensation
Plan category	rights	rights	plans
Equity compensation plans approved by security holders	—	—	174,109
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	174,109

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 27, 2022)

4.4	Description of Capital Stock (Filed herewith)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10.7 for the year ended December 31, 2016)

10.2	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.3	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.4*	Servotronics, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 16, 2022)

10.5*	Participation Agreement for Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 16, 2022)

10.6*	Servotronics, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders)

10.7

Loan Agreement dated as of December 1, 2014 between Servotronics, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2014)

10.8*	Non-Employee Director Compensation Policy (Filed herewith)

10.9

Cooperation Agreement, dated as of February 15, 2023, by and between Servotronics, Inc. and Brent D. Baird (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 15, 2023)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

24	Power of Attorney of Brent D. Baird (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101

The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 31, 2023	By	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William F. Farrell, Jr.	Chief Executive Officer	March 31, 2023
William F. Farrell, Jr.

/s/ Lisa F. Bencel	Chief Financial Officer	March 31, 2023
Lisa F. Bencel

*	Director	March 31, 2023
Brent D. Baird

/s/ Edward C. Cosgrove, Esq.	Director	March 31, 2023
Edward C. Cosgrove, Esq.

/s/ Karen L. Howard	Director	March 31, 2023
Karen L. Howard

/s/ Christopher M. Marks	Director	March 31, 2023
Christopher M. Marks

/s/ Evan H. Wax	Director	March 31, 2023
Evan H. Wax

* By:	/s/ Michael C.Donlon
Michael C. Donlon
Attorney-In-Fact

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, consolidated statement of comprehensive (loss) income, and consolidated statements of cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

- F2 -

The determination of the reserve for slow-moving and obsolete inventories always requires subjective assumptions related to expectations for future market conditions, customer forecasted orders, and product demand.   The impact of COVID-19 on the general economy, and specifically the commercial aerospace industry, continued to adversely impact the Company for fiscal year 2022.  This included delays and declines in customer orders and revenue recognized, as well as continued high levels of inventories. Factors involved in accounting for inventories include verification of existence, determination of cost, and evaluation of reserves.  Due to the magnitude of the inventories and various complex matters and subjective assumptions, we identified inventories as a critical audit matter, which required a high degree of auditor judgement.

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

Impairment tests of long-lived assets

As discussed in Note 1 of the financial statements, the Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable based on undiscounted future operating cash flows.  If an impairment is determined to exist, any related impairment loss is calculated based on the fair value of the assets.    Due to the losses incurred, the Company performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that are expected to be generated by the asset group.

The judgments made in the determination of the estimated undiscounted future cash flows can impact the determination of whether an impairment exists, which could materially impact the financial statements.  Due to the subjectivity involved we identified the estimated undiscounted future cash flows and test of impairment as a critical audit matter, which required a higher degree of auditor judgement.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed include: obtaining an understanding of the process and assumptions used by management related to the impairment consideration, obtaining and reviewing management’s impairment analysis; assessing the completeness and accuracy of those assets identified in the asset group; identifying key inputs and assumptions used by management to estimate the undiscounted future cash flows generated; testing the mathematical accuracy of management’s calculations and reviewing assumptions for reasonableness.

We have served as the Company's auditor since 2005.

Freed Maxick CPAs, P.C.

Buffalo, New York

March 31, 2023

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	December 31,	December 31,
	2022	2021
Current assets:
Cash	$4,004	$9,546
Accounts receivable, net	9,469	7,198
Inventories, net	19,044	20,132
Prepaid income taxes	138	792
Other current assets	597	647
Total current assets	33,252	38,315

Property, plant and equipment, net	10,656	10,557

Deferred income taxes, net	1,072	900

Other non-current assets	314	321

Total Assets	$45,294	$50,093

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of equipment financing and capital leases	$501	$276
Current portion of postretirement obligation	87	136
Accounts payable	3,113	663
Accrued employee compensation and benefits costs	1,163	1,759
Accrued warranty	581	511
Other accrued liabilities	762	903
Total current liabilities	6,207	4,248

Long-term debt	—	4,750

Post retirement obligation	3,975	5,729

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,483,318 (2,435,032 - 2021) shares	523	523
Capital in excess of par value	14,556	14,500
Retained earnings	23,741	25,858
Accumulated other comprehensive loss	(2,337)	(3,908)
Employee stock ownership trust commitment	(157)	(258)
Treasury stock, at cost 104,464 (122,839 - 2021) shares	(1,214)	(1,349)
Total shareholders' equity	35,112	35,366

Total Liabilities and Shareholders' Equity	$45,294	$50,093

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

	Years Ended
	December 31,	December 31,
	2022	2021
Revenue	$43,821	$40,558

Costs and expenses:

Costs of goods sold, inclusive of depreciation and amortization	37,877	34,570
Gross profit	5,944	5,988

Operating expenses:
Selling, general and administrative	8,427	9,423
Legal settlement awards	—	1,890
Total operating expenses	8,427	11,313
Operating loss	(2,483)	(5,325)

Other (expense)/income:
Employee retention credit (ERC)	—	5,622
Paycheck Protection Program loan forgiveness	—	4,000
Gain/(loss) on sale of equipment	36	(98)
Interest expense, net	(240)	(187)
Total other (expense)/income	(204)	9,337

(Loss)/income before income taxes	(2,687)	4,012

Income tax benefit	570	43

Net (loss)/income	$(2,117)	$4,055

(Loss)/income per share:
Basic
Net (loss)/income per share	$(0.88)	$1.68

Diluted
Net (loss)/income per share	$(0.88)	$1.68

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2022	2021
Net (Loss)/Income	$(2,117)	$4,055
Other comprehensive (loss)/income items:
Actuarial gains/(losses)	1,838	(3,308)
Income tax (expense)/benefit on actuarial losses	(386)	695
Reclassification adjustment for amortization of net actuarial losses	151	77
Income tax expense on reclassification adjustment	(32)	(16)

Other comprehensive gain/(loss):
Retirement benefits adjustment, net of income taxes	1,571	(2,552)
Total comprehensive (loss)/income	$(546)	$1,503

See notes to consolidated financial statements

- F6 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

	Years Ended
	December 31,	December 31,
	2022	2021
Cash flows related to operating activities:
Net (Loss) Income	$(2,117)	$4,055
Adjustments to reconcile net (loss)income to cash provided by operating activities:
Paycheck Protection loan forgiveness	—	(4,000)
Depreciation and amortization	1,217	1,368
(Gain)/Loss on disposal of property	(36)	98
Stock based compensation	191	106
Increase/(Decrease) in allowance for doubtful accounts	4	(57)
(Decrease)/Increase in inventory reserve	(484)	22
Increase in warranty reserve	70	129
Deferred income taxes	(589)	(84)

Change in assets and liabilities:
Accounts receivable	(2,275)	495
Inventories	1,572	3,252
Prepaid income taxes	654	(309)
Other current assets	49	(264)
Accounts payable	2,450	(948)
Accrued employee compensation and benefit costs	(596)	110
Other accrued liabilities	(133)	412
Post retirement obligation	186	105
Employee stock ownership trust payment	101	101

Net cash provided by operating activities	264	4,591

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(1,319)	(267)
Proceeds from sale of assets	38	270
Net cash (used) provided by investing activities	(1,281)	3

Cash flows related to financing activities:
Principal payments on long-term debt	(4,250)	(1,334)
Principal payments on equipment financing lease obligations	(275)	(452)
Proceeds from equipment note and equipment financing lease	—	384
Proceeds from line of credit	—	500
Purchase of treasury shares	—	(81)

Net cash used by financing activities	(4,525)	(983)

Net (decrease) increase in cash	(5,542)	3,611

Cash at beginning of year	9,546	5,935

Cash at end of year	$4,004	$9,546

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to approximately $135,000 at December 31, 2022 and $131,000 at December 31, 2021. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service sales, principally representing repair, are recognized at the time of shipment of goods. The costs incurred for nonrecurring engineering, development and repair activities of products under agreements with commercial customers are expensed as incurred. Subsequently, the revenue is recognized as products are delivered to the customers with the approval by the customers.

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

- F8 -

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

The timing of satisfaction of the Company’s performance obligations does not significantly vary from the typical timing of payment. The Company generally receives payment for these contracts within the payment terms negotiated and agreed upon by each customer contract.

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of December 31, 2022 and December 31, 2021 under the guidance of ASC460 the Company has recorded a warranty reserve of approximately $581,000 and $511,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or net realizable value adjustments and inventory determined to be slow moving are applied to the gross value of the inventory through a reserve of approximately $1,258,000 and $1,742,000 at December 31, 2022 and December 31, 2021, respectively. Pre-production and start-up costs are expensed as incurred.

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

- F9 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2022 or December 31, 2021, and did not recognize any interest and/or penalties in its consolidated statements of income during the years ended December 31, 2022 and 2021. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2022 and December 31, 2021. The 2019 through 2022 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

Income taxes (refunded)/paid, for the years ended December 31, 2022 and 2021 amounted to approximately ($636,000) and $345,000, respectively. Interest paid, for the years ended December 31, 2022 and 2021 amounted to approximately $240,000 and $187,000, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred by our ATG and CPG segments, we performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed at December 31, 2022 and December 31, 2021.

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

- F10 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had revenues of advanced technology products to two customers, including various divisions and subsidiaries of a common parent company, which represented more than 10% of consolidated revenues in 2022. In both 2022 and 2021 the Company had a concentration of sales to Customer A and Customer B representing approximately 49.0% and 52.6% of its consolidated sales, respectively. No other customers of the ATG or CPG represented more than 10% of the Company’s consolidated revenues in either of these years. Refer to Note 10, Business Segments, for disclosures related to business segments of the Company.

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

2.    Inventories

	December 31,	December 31,
	2022	2021

	($000's omitted)
Raw material and common parts	$14,534	$15,952
Work-in-process	3,258	3,432
Finished goods	2,510	2,490
	20,302	21,874
Less inventory reserve	(1,258)	(1,742)
Total inventories	$19,044	$20,132

3.    Property, Plant and Equipment

	December 31,	December 31,
	2022	2021

	($000's omitted)
Land	$7	$7
Buildings	11,843	11,363
Machinery, equipment and tooling	20,757	20,689
Construction in progress	1,087	414
	33,694	32,473
Less accumulated depreciation and amortization	(23,038)	(21,916)
Property, plant and equipment, net	$10,656	$10,557

- F11 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense amounted to approximately $1,217,000 and $1,368,000 for the years ended December 31, 2022 and 2021, respectively. Depreciation expense amounted to approximately $1,186,000 and $1,310,000 for the years ended December 31, 2022 and 2021, respectively. Amortization expense primarily related to equipment financing amounted to approximately $31,000 and $58,000 for years ended December 31, 2022 and 2021, respectively.

The Company's Right of Use ('ROU') assets included in machinery, equipment and tooling had a net book value of approximately $185,000 as of December 31, 2022 ($209,000 - 2021).

As of December 31, 2022, there is approximately $1,087,000 ($414,000 – 2021) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $607,000 in CIP for machinery and approximately $480,000 for building improvements primarily at the Advance Technology Group.

4.    Long-Term Debt

	December 31,	December 31,
	2022	2021

	($000's omitted)
Line of credit payable to a financial institution; Interest rate is the BSBY Daily Floating Rate (A)	$—	$4,250

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.79553% - 1.835015% as of December 31, 2022) (B)	491	712

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding) (C)	10	64
	501	5,026
Less current portion	(501)	(276)
Long term debt	$—	$4,750

A.)	The Company had a $6,000,000 line of credit (LOC). The interest rate is a rate per year equal to the sum of (i) the greater of the Bloomberg’s Short-term Bank Yield (BSBY) Daily Floating Rate or the Index Floor, plus (ii) 1.65 percentage point(s). For purpose of this paragraph “Index Floor” means 0.5%. In addition, the Company is required to pay a commitment fee of 0.25% on the unused portion of the line of credit. The line of credit expires December 31, 2023.

On January 11, 2022, the Company executed an amendment, which extended the line of credit (“LOC”) availability period from December 31, 2022 to December 31, 2023.  The amended agreement suspended the Debt Service Coverage Ratio loan covenant up through and including the third quarter of 2022.  A Quarterly Minimum Cash Flow measurement loan covenant replaced the Debt Service Coverage Ratio loan covenant.  Minimum Cash Flow means net income, plus depreciation, depletion, and amortization expense, plus interest expense, plus non-cash expense related to the Servotronics, Inc. Employee Stock Ownership Plan, plus non-cash stock and stock option transactions.  Also, the amended agreement required the Company to maintain a minimum liquidity, defined as cash on hand plus LOC availability, of at least $9,000,000.

As disclosed in the filing of our 2022 third quarter 10-Q, at that time the Company anticipated that we would fail to meet the Debt Service Coverage Ratio loan covenant up through and including the fourth quarter of 2022.  As of December 31, 2022, the Company was not in compliance with this covenant under our loan agreement and, as a result, the availability of the LOC was temporarily frozen.

On March 30, 2023, the Company executed an amendment to the loan agreement (the “Amendment”), which provides a waiver of Debt Service Coverage Ratio defaults and other potential defaults at December 31, 2022 and through December 31, 2023, the expiration date of the agreement.

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amendment also provides the following stipulations.  The LOC loan was immediately converted to a borrowing base line of credit utilizing eligible accounts receivable (the “Borrowing Base”), with a maximum availability of the lesser of $5,000,000 or the Borrowing Base, which amounted to $6,400,000 as of the amendment date.  As of June 29, 2023, the maximum availability under the Borrowing Base LOC will be reduced to the lesser of $3,900,000 or the Borrowing Base; and then as of August 1, 2023, it will be further reduced to the lesser of $1,000,000 or the Borrowing Base.  The amended Borrowing Base LOC loan is secured by all equipment, receivables, inventory and real property of the Company and its wholly owned subsidiary, The Ontario Knife Company, with the exception of certain equipment that was purchased from proceeds of government grants.  Interest on the Borrowing Base LOC is the Bloomberg Short-Term Bank Yield (“BSBY”) plus 4.00 percentage points, amounting to 8.88% as of March 30, 2023.

Pursuant to the Amendment, the Company paid in full the outstanding balance on our equipment loans, approximately $501,000 as of December 31, 2022.  Additionally, the Company advanced $500,000 on the Borrowing Base LOC loan for a pledged deposit account with our lender to be used solely to pay interest.

The Company intends to refinance the LOC loan with a different lender by June 29, 2023.  Failure to deliver a commitment letter to our current lender by June 1, 2023 and to refinance the LOC loan by June 29, 2023 will result in the imposition of additional fees to our current lender of up to $300,000.

Ongoing Liquidity Considerations

The Company incurred consolidated operating losses from continuing operations for the years ended December 31, 2022 and 2021. The losses incurred were predominantly driven by our decision to maintain our experienced and knowledgeable workforce during the pandemic years and hire ahead of the expected increased customer demand at the ATG.  During 2021, the Company’s operating losses were funded by PPP loans and Employee Retention Credits provided by the U.S. government, which were not available in 2022.  The Company’s operating losses decreased year over year by 53%, demonstrating positive momentum.  The Company’s total shareholders’ equity was approximately $35,112,000 as of December 31, 2022.  Also, as of that date, the Company had working capital excluding cash of approximately $23,041,000 and only $501,000 of bank financing.

The ATG has experienced growing customer demand since the middle of 2022, causing an increase in inventory purchases and the resulting usage of cash. This was further exacerbated by the hiring and training of staff to support increasing production in 2023. The temporary freezing of availability on our LOC raised initial doubt about our ability to continue as a going concern until the Company amended the loan agreement on March 30, 2023, alleviating that doubt.  We believe that our operating cash flow and availability of our amended Borrowing Base LOC provides us with sufficient liquidity in the near term. Additionally, the Company is actively pursuing an alternate credit facility with a different lender to replace the Borrowing Base LOC loan from our current lender by June 29, 2023.  We believe that the strength of our asset base and increasing customer demand make our ability to successfully refinance our LOC probable, providing the Company with sufficient liquidity for at least the next 12 months.

B.)	The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $491,000 outstanding at December 31, 2022 and $712,000 outstanding at December 31, 2021.
C.)	The Company had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit is 60 months. Monthly payments are fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was approximately $10,000 outstanding at December 31, 2022 and $64,000 at December 31, 2021.

Principal maturities of long-term debt are as follows: 2023 - $501,000. Remaining principal payments for the capital note and capital lease obligations for each of the next five years:

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ending December 31, ($000's omitted)

	2023	532
Total principal and interest payments		532
Less amount representing interest		(31)
Present value of net minimum lease payments		501
Less current portion		(501)
Long term principle payments		$—

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

ESOP shares are held by the plan trustees in a suspense account until allocated to participant accounts. Contributions to the ESOP are determinded annually by the Company according to ESOP plan formula. Each year the Company makes contributions to the trust sufficient to enable the trust to repay the principal and interest due to the Company under the trust loans. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. The ESOP plan allows dividends on unallocated shares to be distributed to participants in cash, unless otherwise directed. ESOP shares released from the suspense account are allocated to participants on the basis of their relative taxable compensation in the year of allocation and/or on the participant’s account balance.

If Servotronics shares are not readily tradeable on an established securities market at the times of an ESOP participant’s termination of employment or retirement and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE American. There were no outstanding shares subject to the repurchase obligation at December 31, 2022.

Since inception of the ESOP, 374,786 shares have been allocated, exclusive of shares distributed to ESOP participants. At December 31, 2022 and 2021, 41,270 and 56,635 shares, respectively, remain unallocated.

Related compensation expense associated with the Company’s ESOP, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 in both 2022 and 2021. Included as a reduction to shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the trust to the Company. Employees are entitled to vote allocated shares and the ESOP trustees are entitled to vote unallocated shares and those allocated shares not voted by the employees.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for two former executives of the Company (the Plan). Upon ceasing employment with the Company, the Company pays the annual cost of health insurance coverage and provide life insurance at the same level of coverage at the time of terminating employment with the Company. The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses. The retirees’ insurance benefits

- F14 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cease upon the death of the former executives. The Plan is unfunded and the actuarially determined future projected postretirement benefit obligation at December 31, 2022 and 2021 was approximately $4,062,000 and $5,865,000, respectively.

Amounts recognized in the consolidated balance sheets at December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Current portion - retirement benefits and other	$87,000	$136,000
Long-term liabilities - retirement benefits and other	3,975,000	5,729,000
	$4,062,000	$5,865,000

Accumulated other comprehensive loss, before income taxes:
Net actuarial loss	$2,958,000	$4,947,000

The estimated net loss to be amortized from AOCI to benefit cost during 2023 is approximately $87,000. Among other changes in actuarial estimates, a significant portion of the decrease in actuarial loss in 2022 was due to a change in the discount rate.  The actuarial loss is being amortized based on the expected lifetimes of the former executives.

A reconciliation of the beginning and ending balances of accumulated postretirement benefit obligations is as follows:

	December 31,	December 31,
	2022	2021
Accumulated postretirement benefit obligations at the beginning of the year	$5,865,000	$2,529,000
Service Cost	—	46,000
Interest Cost	157,000	65,000
Actuarial (gain)/loss	(1,838,000)	3,308,000
Benefits paid	(122,000)	(83,000)
Accumulated postretirement benefit obligations at the end of the year	$4,062,000	$5,865,000

Financial information for this Plan for the years ended December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Service Cost	$—	$46,000
Interest Cost	157,000	65,000
Recognized actuarial loss	151,000	77,000
Pension cost	$308,000	$188,000
Company contribution and benefits paid	$122,000	$83,000

As actuarially determined the Company estimates it will make contributions to the Plan to fund the payments of benefits of approximately $129,000 in 2023.

Assumptions used as of and for the years ended December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Discount rate used in determining
Benefit obligation	4.875%	2.750%
Pension cost	2.750%	2.625%

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed healthcare cost trend rate is estimated at 10% for the first year and then grading down by 0.5% for each year subsequent until a floor of 5% is reached. The assumption for mortality uses the PriH – 2012 with an improvement scale of MP 2022 (for 2021 the MP 2021 improvement scale was used).

The effect of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated postretirement benefit obligation for health care benefits are as follows:

	December 31,	December 31,
	2022	2021
Effect of 1% increase in health care trend rates:
Benefit obligation	$636,000	$1,078,000
Aggregate of service and interest cost	$30,000	$29,000

Effect of 1% decrease of health care trend rates:
Benefit obligation	$(515,000)	$(853,000)
Aggregate of service and interest cost	$(23,000)	$(21,000)

The Company is actuarially expected to make benefit payments as of December 31, as follows:

Years ending December 31,
2023	$129,000
2024	141,000
2025	152,000
2026	162,000
2027	173,000
2028 - 2032	$1,014,000

6.    Income Taxes

The income tax provision included in the consolidated statements of income consists of the following:

	Years Ended
	December 31,	December 31,
	2022	2021

	($000’s omitted)
Current:
Federal	$19	$41
State	—	—
	19	41
Deferred:
Federal	(589)	(84)
State	—	—
	(589)	(84)
	$(570)	$(43)

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision is as follows:

	Years Ended
	December 31,	December 31,
	2022	2021

Federal statutory rate	21.0%	21.0%
Permanent non-taxable income	0.2%	0.9%
PPP Loan Forgiveness	0.0%	(20.9)%
Business credits	0.1%	(2.2)%
Stock compensation	(0.3)%	(0.1)%
State taxes, net of federal benefit	(0.1)%	0.0%
Other	0.3%	0.2%
	21.2%	(1.1)%

At December 31, 2022 and 2021, the deferred tax assets (liabilities) were comprised of the following:

	Years Ended
	December 31,	December 31,
	2022	2021

	($000’s omitted)
Deferred Tax Assets:
Inventories	$316	$326
Accrued employees compensation and benefits costs	405	444
Postretirement obligation (accumulated other comprehensive income)	621	1,039
State Net operating loss and credit carryforwards	173	147
Bad debt reserve	29	28
Warranty reserve	122	107
Research and experimental expenses	615	—
Other	—	104
Total deferred tax assets	2,281	2,195
Valuation allowance	(173)	(147)
Net deferred tax assets	2,108	2,048

Deferred tax liabilities:
Prepaid expenses	(72)	(126)
Property, plant and equipment	(964)	(1,022)
Total deferred tax liabilities	(1,036)	(1,148)
Net deferred tax assets	$1,072	$900

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income on existing contracts in place over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2022, except for a valuation allowance of $173,000 ($147,000 – 2021) related to certain state net operating loss carryforwards, state tax credit carryforwards and other state net deferred tax assets. At December 31, 2022, the Company has a New York state tax credit carryforward of approximately $173,000 ($147,000 – 2021), which begins to expire in 2023.

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are no uncertain tax positions or unrecognized tax benefits for 2022 and 2021. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2019 through 2022 Federal and state tax returns remain subject to examination.

7.    Shareholders’ Equity

	Years Ended December 31, 2021 and 2022
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Income	Stock	par value	ESOT	stock	equity
December 31, 2020, as restated	$21,803	$(1,356)	$523	$14,481	$(359)	$(1,355)	$33,737

Retirement benefits adjustment	—	(2,552)	—	—	101	—	(2,451)
Stock based compensation	—	—	—	19	—	87	106
Purchase of treasury shares	—	—	—	—	—	(81)	(81)
Net Income	4,055	—	—	—	—	—	4,055

December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	1,571	—	—	101	—	1,672
Stock based compensation	—	—	—	56	—	135	191
Net Loss	(2,117)	—	—	—	—	—	(2,117)

December 31, 2022	$23,741	$(2,337)	$523	$14,556	$(157)	$(1,214)	$35,112

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2022, the Company has purchased 360,615 shares and there remain 89,385 shares available to purchase under this program. There were no shares purchased by the Company in 2022.

On January 1, 2021, 25,250 shares of restricted stock vested of which 9,920 shares were withheld by the Company for approximately $81,000 to satisfy statutory minimum withholding tax requirements for those participants who elected this option as permitted under the Company's 2012 Long-Term Incentive Plan.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2012 Long-Term Incentive Plan as superseded by the Company’s 2022 Equity Incentive Plan. These shares vest quarterly over a twelve month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, will be recognized over the requisite service period.  An aggregate of 32,685 restricted shares were issued during the twelve month period ended December 31, 2022 with an approximate grant date fair value of $362,000.

Included in the years ended December 31, 2022 and 2021 is approximately $191,000 and $106,000, respectively, of stock-based compensation expense related to the restrictive share awards. The Company has approximately $232,000 of stock based compensation expense related to unvested shares to be recognized over the requisite service period.

- F18 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. The dilutive effect of unvested restrictive stock is determined using the treasury stock method. However, if the assumed common shares are anti-dilutive, basic and diluted earnings per share are the same. As a result of the net losses generated in 2022, all outstanding common shares would be antidilutive.  As of the year ended December 31, 2022 and 2021 there were 27,010 and 6,576 common shares, respectively, that could potentially dilute basic earnings per share in the future. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise.

	December 31,	December 31,
	2022	2021

	($000's omitted except for per share data)

Net (loss) income	$(2,117)	$4,055
Weighted average common shares outstanding (basic)	2,418	2,411
Unvested restricted stock	27	7
Weighted average common shares outstanding (diluted)	2,445	2,418
Basic
Net (loss) income per share	$(0.88)	$1.68
Diluted
Net (loss) income per share	$(0.88)	$1.68

Share Based Payments

The Company's 2022 Equity Incentive Plan was approved by the shareholders at the 2022 Annual Meeting of Shareholders. This plan authorizes the issuance of up to 300,000 shares. As of December 31, 2022, there is no unrecognized compensation related to the unvested restricted shares vested on January 1, 2022.

A summary of the status of restricted share awards granted under all employee plans is presented below:

- F19 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average Grant
	Shares	Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2020	30,914	$9.24

Granted in 2021	13,160	$7.60
Forfeited in 2021	—	—
Vested in 2021	37,498	$8.95
Unvested at December 31, 2021	6,576	$7.60

Granted in 2022	32,921	$11.07
Forfeited in 2022	—	—
Vested in 2022	12,487	$9.22
Unvested at December 31, 2022	27,010	$11.09

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

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The Complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The Complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants’ motion to dismiss was granted, in part, and denied, in part. This litigation is still in its earliest stages. The Company is insured for such matters in the amount of $3 million with a retention of $250,000. Additionally, there is an excess coverage policy for $3 million that considers the payment from the earlier insurance policy as the $3 million retention. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

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

- F20 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There are no other legal proceedings currently pending by or against the Company other than litigation incidental to the business which is not expected to have a material adverse effect on the business, cash flow, or earnings of the Company.

9.    Related Party Transactions

The Company paid legal fees and disbursements of approximately $51,000 and $85,000 in the years ended December 31, 2022 and 2021, respectively, for services provided by a law firm that is owned by a member of the Company’s Board of Directors. Additionally, the Company had accrued unbilled legal fees at December 31, 2022 and 2021 of approximately $13,000 and $15,000, respectively, with this firm.

10.    Business Segments

The Company operates in two business segments, Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”). The Company’s reportable segments are strategic business units that offer different products and services. The segments are composed of separate corporations and operations are managed separately. Operations in ATG primarily involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for prime government contractors, commercial and industrial applications. CPG’s operations involve the design, manufacture and marketing a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

- F21 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s operations in these segments is summarized as follows ($000’s omitted):

	($000's omitted except per share data)
	ATG		CPG		Consolidated
	Years Ended		Years Ended		Years Ended
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Revenues from unaffiliated customers	$35,185	$31,677	$8,636	$8,881	$43,821	$40,558

Cost of goods sold, inclusive of dep. and amort.	(31,055)	(25,929)	(6,822)	(8,641)	(37,877)	(34,570)
Gross profit	4,130	5,748	1,814	240	5,944	5,988
Gross margin %	11.7%	18.1%	21.0%	2.7%	13.6%	14.8%

Operating expenses:
Selling, general and administrative	(6,592)	(7,661)	(1,835)	(1,762)	(8,427)	(9,423)
Legal settlement awards	—	(1,800)	—	(90)	—	(1,890)
Total operating costs and expenses	(6,592)	(9,461)	(1,835)	(1,852)	(8,427)	(11,313)
Operating (loss)	(2,462)	(3,713)	(21)	(1,612)	(2,483)	(5,325)

Other (expense)/income:
Other income: employee retention credit (ERC)	—	4,584	—	1,038	—	5,622
Other income: Paycheck Protection Program loan forgiveness	—	4,000	—	—	—	4,000
Interest expense	(239)	(185)	(1)	(2)	(240)	(187)
Gain on sale of equipment	36	(98)	—	—	36	(98)
Total other (expense)/income	(203)	8,301	(1)	1,036	(204)	9,337
(Loss)/income before income tax provision	(2,665)	4,588	(22)	(576)	(2,687)	4,012
Income tax benefit/ (provision)	565	(78)	5	121	570	43
Net (loss)/income	$(2,100)	$4,510	$(17)	$(455)	$(2,117)	$4,055

Total assets	$35,766	$40,870	$9,528	$9,223	$45,294	$50,293
Capital expenditures	$1,234	$263	$85	$4	$1,319	$267
Foreign derived sales	$10,541	$7,933	$433	$511	$10,974	$8,444

- F22 -