Form 10-K/A
period 2022-12-31
SERVOTRONICS INC /DE/
filed 2023-04-28
CIK 89140

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

As of February 28, 2023, the number of $.20 par value common shares outstanding was 2,525,313.

Auditor Name	Auditor Location	Auditor Firm ID
Freed Maxick CPAs, P.C.	Buffalo, NY	(PCAOB ID 0317)

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of Servotronics, Inc. (the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2023 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

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

Brent D. Baird, age 84 — Mr. Baird was appointed to the Board in February 2023 and serves as Chair of the Compensation Committee and a member of the Audit Committee and Nominating and Corporate Governance Committee. He is a private investor and is the former President and Chief Executive Officer of Merchants Group Inc. and a former general partner of Trubee, Collins & Co., Inc. Mr. Baird served as a director of M&T Bank (NYSE: MTB) from 1983 to 2020 and a director of Todd Shipyards Corporation (NYSE: TOD) from 1992 to 2011. Mr. Baird has significant investment management and corporate governance expertise having served in numerous executive positions in public and private companies. Mr. Baird holds a Bachelor of Arts with Honors from Williams College.

Edward C. Cosgrove, Esq., age 88 — Mr. Cosgrove has served as Director since 2012. He is an attorney with the Cosgrove Law Firm, a Buffalo-based firm where his practice includes civil litigation, representation of corporations, businesses, physicians and medical facilities. He earned a Bachelor of Arts Degree from the University of Notre Dame and a Doctor of Laws Degree from Georgetown University Law School. He is a U.S. Army Veteran and has served as a Special Agent of the Federal Bureau of Investigation and as District Attorney of Erie County, NY. Mr. Cosgrove enjoys the highest possible Peer Review Rating a lawyer can receive from Martindale-Hubbell for the years 1980 through 2023 and has been considered annually as one of the top lawyers in Western New York. His broad-based experience is most important to the Board of Directors.

William F. Farrell, Jr., age 56 — Mr. Farrell was appointed to the Board of Directors in April 2022 when he also was appointed Chief Executive Officer of the Company. He joined the Company following a more than 30-year career with Western New York-based Moog Inc. (NYSE: MOG.A and MOG.B), where he served in various roles of increasing responsibility including, most recently, Site General Manager for Moog’s Aircraft Group, which supports military and commercial aerospace applications. Prior to that, he served five years as Site General Manager for its Industrial Group, supporting markets including flight simulation, oil and gas exploration, power generation and industrials automation. Earlier in his tenure at Moog, he worked in a variety of other executive and engineering roles for the worldwide designer, manufacturer, and integrator of precision control components and systems, including in its Industrials Group, Space Products Division and Engine Controls Division. Mr. Farrell holds a B.S. degree in mechanical engineering from the University of Notre Dame and an M.B.A in manufacturing operations management from the State University of New York at Buffalo. His leadership experience and industry knowledge provide valuable insight to the Board of Directors in formulating and executing the Company’s strategy.

Karen L. Howard, age 60 — Ms. Howard was appointed to the Board of Directors in April 2022 and serves as Chair of the Audit Committee and a member of the Compensation Committee and Nominating and Corporate Governance Committee. She has more than 30 years of professional experience as an advisor to and finance executive with public companies, as well as a proven record of board leadership. She retired in 2020 after serving for seven years as Executive Vice President of Kei Advisors LLC, an investor relations and business advisory firm serving micro-, small- and mid-cap public company executives and boards across the United States. Previously, she served for 17 years with Columbus McKinnon Corporation (Nasdaq: CMCO), including as Vice President of Strategic Initiatives, Vice President and Chief Financial Officer, and earlier roles as Treasurer and Controller of the publicly traded global manufacturer of material handling products and solutions. Prior to that, she was a certified public accountant with Ernst & Young LLP. Ms. Howard serves as a member of the Board of Directors of Highmark Western and Northeastern New York Inc. (formerly HealthNow New York Inc.), a regional health care company. She also chairs its audit committee. Ms. Howard earned her bachelor’s degree in accounting from Niagara University. Her accounting and business expertise, including an in-depth understanding of the preparation and analysis of financial statements, makes her highly qualified to serve as a Company Director.

Christopher M. Marks, age 58 — Mr. Marks was appointed to the Board of Directors in July 2016 and has served as Chair of the Board since April 2022. He is also a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Marks is a member of the financial planning firm Jensen, Marks, Langer & Vance, LLC, where he provides financial planning advice and investment management services. Also, he is a member and the Chief Compliance Officer of Sterling Investment Counsel, LLC, a registered investment advisor. He brings over 25 years of financial planning and analysis experience to the Company as well as a background in accounting, corporate law and governance. He holds a Bachelor of Science Degree in Accountancy from Villanova University, a Master of Business Administration from St. Bonaventure University, and a Juris Doctorate with honors from the State University of New York at Buffalo School of Law. He previously practiced commercial and corporate law at Phillips Lytle, LLP in Buffalo, NY and began his career with Price Waterhouse in New York City. His business, accounting and legal experience make him highly qualified to serve as a Company Director.

Evan H. Wax, age 41— Mr. Wax was appointed to the Board of Directors in April 2022 and serves as Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee and Compensation Committee. He is Managing Member of Wax Asset Management LLC in Madison, CT, an investment advisory firm that employs a long-term value based investment strategy. Prior to founding Wax Asset Management in 2011, Mr. Wax was Managing Director and Head Trader at Hayground Cove Asset Management where he was also a member of the investment committee and risk committee. Prior to that, he worked as a Financial Analyst at Goldman Sachs. Mr. Wax graduated from Yale University where he received a B.A. in Economics. His operational, financial and investment experience, and knowledge of capital markets gives him strong insight into the issues facing the Company’s businesses and markets

Executive Officers

The following provides certain information regarding our executive officers. Each individual’s name and position with the Company is indicated. In addition, the principal occupation and business experience for the past five years is provided for each executive officer. There are no family relationships between any of our directors or executive officers.

William F. Farrell, Jr., age 56 — Mr. Farrell was appointed Chief Executive Officer of the Company in April 2022. He joined the Company following a more than 30 year career with Moog Inc., where he served in various roles of increasing responsibility including, most recently, Site General Manager for Moog’s Aircraft Group, which supports military and commercial aerospace applications. Prior to that, he served five years as Site General Manager for its Industrial Group, supporting markets including flight simulation, oil and gas exploration, power generation and industrials automation.

Lisa F. Bencel, age 66 — Ms. Bencel was named Chief Financial Officer of the Company in January 2017. Prior to joining Servotronics, Ms. Bencel served as Global Controller and Treasurer with kgb, a privately held information services company. Previously, she was with global manufacturing and services companies in the aerospace, telecommunications and chemical industries, including GE, Honeywell (formerly AlliedSignal), Ericsson, L3Harris Technologies and Raytheon Technologies.

James C. Takacs, age 57 — Mr. Takacs has served as Senior Vice President of the Company since September 2016 and was named Chief Operating Officer of the Company in May 2018. Prior to that he served as Vice President of the Company, a position he held since May 2010. Mr. Takacs first joined Servotronics in 1987 and he has served in various roles of increasing responsibility including Project Engineer, Quality Assurance Manager, and Director of Operations during his tenure with the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers and persons who own more than ten percent of the Company’s Common Stock to report their ownership and any changes in that ownership to the Securities and Exchange Commission. The Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met for 2022.

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

Audit Committee

In 2022, the Audit Committee consisted of Ms. Howard (Chair) and Messrs. Gygax, Marks and Wax with Ms. Howard being designated as the Company’s “Audit Committee financial expert”. Mr. Baird was added to the Audit Committee in February 2023 in connection with his appointment to the Board. The Audit Committee meets with the Company’s Independent Auditors and reviews with them matters relating to corporate financial reporting and accounting procedures and policies, the adequacy of financial, accounting and operating controls, the scope of the audit and the results of the audit. The Audit Committee is also charged with the responsibility of submitting to the Board of Directors any recommendations it may have from time to time with respect to financial reporting and accounting practices, policies and financial accounting and operation controls and safeguards.

Item 11. Executive Compensation

The Summary Compensation Table quantifies the amount or value of the different forms of compensation earned by or awarded to the Company’s Chief Financial Officer and Chief Financial Officer as well as the former Chief Executive Officer of the Company (the “Named Officers”) in fiscal 2022 and 2021 and provides a dollar amount for total compensation.

Compensation Philosophy and Objectives

The Board of Directors (the “Board”) believes the most effective compensation program is one that promotes the Company’s ability to attract and retain highly qualified and motivated individuals whose interests are aligned with those of the Company’s shareholders. The Board, acting through its Compensation Committee (the “Committee”) seeks to develop a well-balanced compensation program that not only contains a competitive fixed pay element through annual base salary but also at-risk incentive compensation directly related to corporate performance through the use of a short-term cash incentive as well as long-term equity-based compensation.

The Compensation Process Overview

The Committee determines the compensation of the Company’s Executive Officers in accordance with the NYSE American listing standards. The most significant aspects of management’s role are evaluating employee performance, recommending business performance targets and objectives, and recommending salary levels and other compensation awards, however final compensation determinations for all Executive Officers are approved by the Committee and ratified by the Board.

Base Salary

The Committee seeks to provide the Company’s Executive Officers with a level of assured cash compensation in the form of base salary that is commensurate with their professional status, accomplishments and geographic location. The base salaries are reviewed annually by the Committee and are adjusted from time to time to recognize competitive market data, the officer’s level of responsibility, outstanding individual performance, promotions and internal equity considerations. For the year ended December 31, 2022, base salary paid to each Named Officer is as set forth in the Summary Compensation Table.

Annual Bonus

The Company also makes cash awards to the Executive Officers and other employees that are not part of any pre-established, performance-based criteria. Awards of this type are completely discretionary and subjectively determined by the Committee at the time they are awarded. In the event this type of cash award is made, it is reflected in the “Summary Compensation Table” under a separate column entitled “Bonus”.

Equity Awards

Pursuant to the 2022 Equity Incentive Plan, as approved by the Company’s shareholders, the Committee may grant equity awards, the vesting of which may be based on the passage of time, achievement of performance conditions or vesting conditions otherwise determined by the Committee.

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

2023 Compensation Program Changes

The Committee is in the process of developing a well-balanced compensation program for 2023. The executive officer compensation program is expected to contain three primary components: base salary, an annual cash incentive award and long-term equity incentive awards subject to both performance-based vesting (earned over a three-year performance period) and service-based vesting (over a three-year period), as summarized below.

Base Salary. The base salaries for the Company’s executive officers will be reviewed annually by the Committee and adjusted from time to time to recognize competitive market data based on the officer’s level of responsibility, outstanding individual performance, promotions and internal equity considerations.

Annual Cash Incentive Awards. The executive officers will also have an opportunity to earn annual incentive awards, paid in cash, designed to reward annual corporate performance (75%) and individual performance (25%). Each year the Committee will establish a target annual incentive award opportunity for each executive officer following a review of their individual scope of responsibilities, experience, qualifications, individual performance and contributions to the Company. Both the corporate performance metrics and the individual goals will be aligned with the Company’s overall strategic priorities.

The Committee expects to set the target annual cash incentive equal to a percentage of annual base salary. If the target goal for a corporate performance metric is achieved, then the corporate performance metric will be deemed to be earned at 100%. If the threshold or maximum goal for a performance metric is achieved, then the corporate performance metric will be deemed to be earned at 50% or 200%, respectively. Results below threshold result in a zero payout and achievement at levels between threshold and maximum will be determined via linear interpolation.

Long-term Equity Incentive Awards. The executive officers will also have an opportunity to earn long-term equity incentive awards intended to provide incentives for the creation of value and the corresponding growth of the Company’s stock price over time. The Committee will set the target for the three-year LTIP award equal to a percentage of base salary. The Committee believes that the long-term equity incentive awards should provide an appropriate balance between performance incentive and retention awards, accordingly, for each three-year LTIP award, 75% of the target award will be performance-based and 25% of the target award will be service-based. If the target goal for a performance metric is achieved, then the performance metric will be deemed to be earned at 100%. If the threshold or maximum goal for a performance metric is achieved, then the performance metric will be deemed to be earned at 50% or 200%, respectively. Results below threshold result in a zero payout and achievement at levels between threshold and maximum are determined via linear interpolation. The performance-based portion of the LTIP award will vest immediately upon the Committee’s determination that the applicable performance metrics have been achieved at the end of the performance period. The service-based portion of the LTIP award vests one-third per year over three years.

Summary Compensation Table

The following table presents information relating to total compensation of the Named Executive Officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation(2)	Total
William F. Farrell, Jr.	2022	$235,577	–	$235,012	$23,480	$494,069

Lisa F. Bencel	2022	$251,258	–	–	$59,850	$311,108
Chief Financial Officer	2021	$245,960	$35,000	–	$47,685	$328,644

James C. Takacs	2022	$229,887	–	–	$76,151	$306,038
Chief Operating Officer	2021	$220,740	$60,000	–	$38,312	$319,053

(1)	Represents the total grant date fair value of stock awards on the date of the award. The fair value of these awards were based on the closing price of the Company’s common stock as reported on the NYSE American on the grant date.

(2)	All Other Compensation for 2022 includes (i) $4,848 and $4,823 for Ms. Bencel and Mr. Takacs, respectively, in connection with the allocation of shares of Common Stock under the Servotronics Inc. Employee Stock Ownership Plan (“ESOP”) valued as of the closing price on November 30, 2022 (the date of allocation); (ii) $764, $4,861 and $1,476 for Mr. Farrell, Ms. Bencel and Mr. Takacs, respectively, for life insurance; (iii) $15,034, $31,291 and $11,635 for Mr. Farrell, Ms. Bencel and Mr. Takacs, respectively, for health, dental and vision insurance premiums and the reimbursement of medical expenses not covered under the Company’s health insurance plans; (iv) $7,682, $9,077 and $8,241 for Company 401k match for Mr. Farrell, Ms. Bencel and Mr. Takacs, respectively; and (v) $9,773 and $49,976 for Ms. Bencel and Mr. Takacs, respectively, for vacation pay in lieu of time off pursuant to a policy that is generally applicable to all employees of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2022.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
William F. Farrell, Jr.	21,340	(2)	$225,350

(1)	Value is based on the closing price of the Company’s common stock of $10.56 on December 31, 2022, as reported on the NYSE American.

(2)	Of these shares, 11,643 shares vest in 2023; 4,849 shares vest in 2024, and 4,848 shares vest in 2025, in each case subject to continued employment.

Pay Versus Performance Disclosure

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and our financial performance for each of the last two completed fiscal years. In determining the “compensation actually paid” to our named executive officers (our “NEOs”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in each such previous year, as the valuation methods for this disclosure under Item 402(v) differ from those required in reporting the compensation information in the Summary Compensation Table. For our NEOs other than our principal executive officer (our “PEO”), compensation is reported as an average.

	Summary Compensation Table Total for PEO(1)			Compensation Actually Paid to PEO(2)
Year	William Farrell	James Takacs	Kenneth Trbovich	William Farrell	James Takacs	Kenneth Trbovich	Average Summary Compensation Table Total for Non-PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (4)	Net Income (Loss) ($000’s omitted)
2022	$494,069	$306,101	–	$484,407	$306,038	–	$311,108	$311,108	$124	$(2,117)
2021	–	$319,053	$853,500	–	$319,053	$853,500	$328,644	$328,644	$149	$4,055

(1)	Our PEOs for each year are as follows:
2022: William F. Farrell, Jr. (April 25 to December 31) and James C. Takacs (January 1 to April 24)
2021: James C. Takacs (June 9 to December 31) and Kenneth D. Trbovich (January 1 to June 8).
(2)	To calculate the Compensation Actually Paid (CAP), the following amounts were deducted from and added to the Summary Compensation Table (SCT) total compensation:

William F. Farrell, Jr. SCT to CAP Reconciliation

Year	SCT Total Compensation	Minus Stock Awards Total in SCT	Plus Fair Value at Fiscal Year End of Outstanding and Unvested Stock Awards granted in the Covered Fiscal Year	CAP
2022	$494,069	$235,012	$225,350	$484,407

(3)	Our Non-PEO NEO for 2022 and 2021 was Lisa F. Bencel. James C. Takacs was also a Non-PEO NEO for a part of each year, however his compensation is excluded from this calculation since his compensation for each full fiscal year is reported in the PEO columns.
(4)	TSR is cumulative (i.e., 1 year for 2021 and 2 years for 2022) and depicted as a dollar value assuming $100 was invested as of December 31, 2020.

Compensation Actually Paid to Total Shareholder Return and Net Income. Compensation, per the “compensation actually paid” calculation, our total shareholder return and our net income each decreased from 2021 to 2022. Net income in 2021 included the impact of the forgiveness of the Company’s Paycheck Protection Plan loan, employee retention credit and the New York State Shared Work Program, which increased pre-tax income by approximately $9.4 million. Those COVID-related governmental assistance programs did not recur in 2022.

For 2021, the majority of compensation actually paid to our executive officers reflects base salary and benefits with bonuses paid to Ms. Bencel and Mr. Takacs to account for the additional responsibilities they assumed upon the termination of our formed chief executive officer that year. Mr. Farrell was appointed CEO in April 2022 and his compensation structure reflects the new incentive-based compensation structure that the Compensation is developing.

Director Compensation in 2022

The Company’s Non-Employee Director Compensation Policy provides that non-employee directors are paid an annual cash retainer of $60,000, payable in twelve monthly installments, plus reimbursement of actual expenses for attendance at Board or Committee meetings. Non-employee directors also receive an annual award of restricted stock under the Company’s 2022 Equity Incentive Plan. The annual award consists of shares of the Company’s common stock with a value of $25,000 as of the date of the grant. These restricted shares will vest quarterly over the 12-month service period.

The following table shows the compensation paid by the Company to each non-employee director for 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Edward C. Cosgrove	$60,000	$25,000	$85,000
Karen L. Howard	$60,000	$25,000	$85,000
Lucion P. Gygax	$60,000	$25,000	$85,000
Christopher M. Marks	$60,000	$25,000	$85,000
Even H. Wax	$60,000	$25,000	$85,000

(1)	Represents the total grant date fair value of the annual retainer share awards on the date of the award. 2,269 restricted shares were granted to each non-employee director on August 15, 2022. The annual retainer share awards vest in four equal quarterly installments on the date of grant and the dates of the regularly scheduled quarterly board meetings to review the financial statements for the quarters ending September 30 and December 31, 2022 and the remainder of which shall vest on the date of the 2023 annual meeting. 1,134 shares were unvested at December 31, 2022.

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

Security Ownership of Certain Beneficial Owners

To the best of our knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) beneficially owned, as of March 15, 2023, more than five percent of the shares of Common Stock outstanding, except as set forth in the following table.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned		Percent of Common Stock (1)
Servotronics, Inc. Employee Stock Ownership Trust 1110 Maple Street Elma, NY 14059	416,056	(2)	16.5%
Estate of Dr. Nicholas D. Trbovich
Kenneth D. Trbovich
Michael D. Trbovich 960 Porterville Road East Aurora, NY 14052	524,684	(3)	20.8%
Beaver Hollow Wellness, LLC 401 East Amherst Street Buffalo, NY 14215	294,643	(4)	11.7%
Brent D. Baird 25 Melbourne Place Buffalo, NY 14222	273,661	(5)	10.8%
Wax Asset Management, LLC
Evan H. Wax 44 Cherry Lane Madison, CT 06443	181,776	(6)	7.2%
FMR LLC 245 Summer Street Boston, MA 02210	137,630	(7)	5.5%
Star Equity Fund, L.P. 53 Forest Avenue, Suite 101 Old Greenwich, CT 06870	135,000	(8)	5.3%

(1)	The percentages are based upon 2,525,313 shares of Common Stock outstanding as of March 15, 2023.

(2)	The Trustees of the Servotronics, Inc. Employee Stock Ownership Trust (the “ESOT”) directs the voting of unallocated shares. The participants in the related plan have the right to direct the voting of shares which have been allocated to their respective accounts; if a participant does not direct the vote, the Trustee may direct the vote of that participant’s shares. As of March 15, 2023, approximately 374,786 shares are allocated to the accounts of participants and approximately 41,270 shares remain unallocated.

(3)	According to a Schedule 13D filed by The Estate of Nicholas D. Trbovich, Sr. (the “Estate”) on December 12, 2022, an amended Schedule 13D filed by Kenneth D. Trbovich (“KDT”) on December 12, 2022 and a Schedule 13D filed by Michael D. Trbovich (“MDT”) on December 15, 2022, (i) the Estate owns and has sole voting and dispositive power over 99,175 of the Shares, which power is exercised KDT and MDT as the co-executors of the Estate, (ii) the Estate indirectly owns and jointly controls 294,643 shares of Common Stock owned by Beaver Hollow Wellness, LLC through the Voting Agreement referenced in footnote 4 below, (iii) KDT owns and has sole voting and dispositive power over 108,780 shares of Common Stock and (iv) MDT owns and has sole voting and dispositive power over 35,559 shares of Common Stock.

(4)	According to a Schedule 13D filed by Beaver Hollow Wellness, LLC (“BHW”), Founders Software, Inc. and Paul L, Snyder III with the SEC on December 15, 2022, BHW is the beneficial owner of 294,643 shares of Common Stock. Founders Software is a member of, and holder of 50% of the issued and outstanding membership interest of, BHW. Mr. Snyder serves as Chief Executive Officer of BHW and the indirect, majority shareholder and Chairman of the Board of Directors of Founders Software. The Estate of Nicholas D. Trbovich, Sr. (the “Estate”) is a member of BHW and holds the other 50% of the issued and outstanding membership interests of BHW. Founders Software and the Estate entered into a Voting Agreement dated as of December 6, 2022 (the “Voting Agreement”) which governs the voting, transfer, direction of dividend and disposal rights of these 294,643 shares of Common Stock.

(5)	According to an amended Schedule 13D filed by Brent D. Baird with the SEC on February 16, 2023, Mr. Baird has sole voting power and sole dispositive power with respect to 273,661 shares of Common Stock.

(6)	According to an amended Schedule 13D filed by Wax Asset Management, LLC and Evan H. Wax with the SEC on November 22, 2022, 179,389 of these shares of Common Stock are owned by investment advisory clients of Wax Asset Management, LLC, which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, due to its discretionary power to make investment decisions over such shares for its clients. Investment advisory contracts also grant the Adviser voting power over the securities held in client accounts.

(7)	According to an amended Schedule 13G filed with the SEC on February 9, 2023 by FRM LLC and Abigail P. Johnson, FRM LLC beneficially owns 137,630 shares of Common Stock, as a result of acting as an investment adviser to various investment companies registered under the Investment Company Act of 1940. Abigail P. Johnson is a Director, Chairman and Chief Executive Officer of FMR LLC.

(8)	According to an amended Schedule 13D filed with the SEC on February 14, 2023 by Star Equity Fund, LP, Star Equity Holdings, Inc., Star Equity Fund GP, LLC, Star Investment Management, LLC, Jeffrey E. Eberwein, Star Value, LLC., Hannah M. Bible, Bashara C. Boyd, Richard K. Coleman, Jr., John W. Gildea, Robert G. Pearse, and G. Mark Pomeroy (collectively, the “Star Equity Group”), the Star Equity Group is the beneficial owner of 135,000 shares of Common Stock. Each reporting person in the Star Equity Group disclaims beneficial ownership of such Shares except to the extent of his or its pecuniary interest therein.The percentages are based upon 2,491,667 shares of Common Stock outstanding as of April 25, 2022.

Security Ownership of Management and Directors

The following table sets forth certain information available to the Company with respect to shares of Common Stock owned by each director, each nominee for director, each executive officer and all directors, nominees and executive officers as a group, as of April 25, 2022:

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned		Percent of Common Stock (1)
Brent D. Baird	273,661		10.8%
Lisa F. Bencel	9,512	(2)	*
Edward C. Cosgrove, Esq.	11,422		*
William F. Farrell, Jr.	21,340		*
Karen L. Howard	2,387		*
Christopher M. Marks	11,422		*
James C. Takacs	38,667	(3)	1.5%
Evan H. Wax	181,776	(4)	7.2%
Servotronics, Inc. Employee Stock Ownership Trust	416,056	(5)	16.6%
All directors, nominees and executive officers as a group	943,014		37.3%

*	Less than 1.0%.

(1)	The percentages are based upon 2,525,313 shares of Common Stock outstanding as of March 15, 2023.

(2)	Includes 2,225 shares allocated to Ms. Bencel’s account under the ESOT.

(3)	Includes 21,014 shares allocated to Mr. Takacs’ account under the ESOT.

(4)	Includes 179,389 shares owned by investment advisory clients of Wax Asset Management, LLC, which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, due to its discretionary power to make investment decisions over such shares for its clients. Mr. Wax is the President of Wax Asset Management, LLC.Includes 1,262 shares allocated to Ms. Bencel’s account under the ESOT.

(5)	Mr. Farrell and Ms. Bencel are trustees of the ESOT and could be deemed to have shared investment and/or voting power over those shares. The ESOT holds an aggregate of 416,056 shares of Common Stock, including 2,225 shares credited to the ESOT account of Ms. Bencel and 21,014 shares credited to the ESOT account of Mr. Takacs, previously reported in this table.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The Nominating and Corporate Governance Committee is responsible for the review, approval and ratification of transactions between the Company and a related person. In making its determinations, the Nominating and Corporate Committee consider, among other factors, whether the proposed transaction is in the Company’s best interest and is on terms no less favorable to the Company than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Also, the Nominating and Corporate Governance Committee may, at its discretion, request an independent appraisal if an independent appraisal has not already been provided. A related party is excluded from participating in the determinations of the Nominating and Corporate Governance Committee.

Independent Directors

Under the corporate governance standards of the NYSE American, at least fifty percent of our Directors, and, except in limited circumstances, all of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, must meet the test of “independence” as defined by the NYSE American. The NYSE American standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined that each director nominee, other than Mr. Farrell, satisfies the bright-line criteria and that no other director or nominee has a relationship with the Company that would interfere with such person’s ability to exercise independent judgment as a member of our Board.

In making its determination with respect to Mr. Cosgrove, the Board considered the fact that the Company incurred legal fees and disbursements of approximately $51,000 for services provided by the Cosgrove Law Firm in 2022.

Item 14. Principal Accountant Fees and Services

Auditor Fees and Services

The following table shows fees for the audit and other services provided by Freed Maxick CPAs, P.C. for 2022 and 2021.

	2022	2021
Audit Fees(1)	$170,000	$261,660
Tax Fees(2)	$46,500	$75,520
Total	$216,500	$337,180

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements. 2022 Audit fees have not yet been finalized.

(2)	Tax service fees principally included fees for tax preparation, tax consulting services and tax compliance services.

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

SERVOTRONICS, INC.

April 28, 2023	By	/s/ William F. Farrell, Jr.
William F. Farrell, Jr.
Chief Executive Officer