Form 10-Q
period 2023-03-31
SERVOTRONICS INC /DE/
filed 2023-05-15
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2023
Common Stock, $.20 par value	2,525,313

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Current assets:
Cash	$671	$4,004
Cash, restricted	500	—
Accounts receivable, net	10,746	9,469
Inventories, net	20,007	19,044
Prepaid income taxes	138	138
Other current assets	1,619	597
Total current assets	33,681	33,252

Property, plant and equipment, net	10,790	10,656

Deferred income taxes	1,067	1,072

Other non-current assets	311	314

Total Assets	$45,849	$45,294

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$939	$—
Current portion of equipment financing and capital leases	—	501
Current portion of postretirement benefits	87	87
Accounts payable	4,085	3,113
Accrued employee compensation and benefits costs	1,377	1,163
Accrued warranty	594	581
Other accrued liabilities	1,150	762
Total current liabilities	8,232	6,207
Long-term debt	—	—
Post retirement obligation	3,998	3,975

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,484,042 (2,483,318 - 2022) shares	523	523
Capital in excess of par value	14,573	14,556
Retained earnings	22,194	23,741
Accumulated other comprehensive loss	(2,324)	(2,337)
Employee stock ownership trust commitment	(157)	(157)
Treasury stock, at cost 103,739 (104,464 - 2022) shares	(1,190)	(1,214)
Total shareholders’ equity	33,619	35,112

Total Liabilities and Shareholders’ Equity	$45,849	$45,294

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$10,802	$11,168

Costs and expenses:

Cost of goods sold, inclusive of depreciation and amortization	9,887	8,211
Gross profit	915	2,957

Operating expenses:
Selling, general and administrative	2,826	2,501
Total operating expenses	2,826	2,501
Operating (loss)/income	(1,911)	456

Other (expense)/income:
Interest expense	(53)	(70)
Gain on sale of equipment	—	26
Total other expense, net	(53)	(44)

(Loss)/income before income taxes	(1,964)	412

Income tax benefit/(provision)	417	(87)

Net (loss)/income	$(1,547)	$325

Income per share:
Basic
Net income per share	$(0.63)	$0.13

Diluted
Net income per share	$(0.63)	$0.13

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net (Loss)/Income	$(1,547)	$325

Other comprehensive (loss)/income items:
Actuarial gains	16	27
Income tax expense on actuarial losses	(3)	(5)
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	13	22

Total comprehensive (loss)/income	$(1,534)	$347

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows related to operating activities:
Net (Loss)Income	$(1,547)	$325
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	306	313
Gain on sale of equipment	—	(26)
Stock based compensation	55	25
(Decrease)/increase in allowance for credit losses	(10)	65
(Decrease)/increase in inventory reserve	(175)	168
Increase in warranty reserve	13	—
Deferred income taxes	2	—
Change in assets and liabilities:
Accounts receivable	(1,267)	(2,171)
Inventories	(788)	(222)
Prepaid income taxes	—	199
Other current assets	(1,022)	(783)
Accounts payable	972	1,669
Accrued employee compensation and benefit costs	200	(72)
Post retirement obligation	39	34
Other accrued liabilities	388	(68)
Accrued income taxes	—	—
Net cash used by operating activities	(2,834)	(544)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(437)	(115)
Proceeds from sale of assets	—	38
Net cash used by investing activities	(437)	(77)

Cash flows related to financing activities:
Principal payments on equipment financing lease/note obligations	(501)	(70)
Proceeds from line of credit, net	939	—

Net cash provided (used) by financing activities	438	(70)

Net decrease in cash and restricted cash	(2,833)	(691)

Cash and restricted cash at beginning of period	4,004	9,546

Cash and restricted cash at end of period	$1,171	$8,855

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated financial statements should be read in conjunction with the 2022 annual report and the notes thereto.

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

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flow in thousands.

	March 31,	December 31,
	2023	2022

	($000's omitted)
Cash	$671	$4,004
Restricted cash	500	—
Total Cash and restricted cash	$1,171	$4,004

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking accounts and savings accounts. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its Amendment No.7 and Waiver of Agreements (the “Amendment”) effective March 30, 2023 of approximately $500,000 at March 31, 2023 ($0 at December 31, 2022). See note 5 for further discussion.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions. The allowance for credit losses amounted to approximately $125,000 and $135,000 as of March 31, 2023 and December 31, 2022, respectively. The Company does not accrue interest on past due receivables.

The Company evaluated the ASU related to Current Expected Credit Losses (“CECL”) and determined that the pronouncement does not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of March 31, 2023, and December 31, 2022 under the guidance of ASC 460 the Company has recorded a warranty reserve of approximately $594,000 and $581,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory determined to be slow moving are applied to the gross value of the inventory through a reserve of approximately $1,083,000 and $1,258,000 as of March 31, 2023 and December 31, 2022, respectively. Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding two years of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time or minimum stocking requirements, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply. The amounts are not included in the inventory reserve discussed above.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its condensed consolidated balance sheets as of March 31, 2023 or December 31, 2022, and did not recognize any interest and/or penalties in its condensed consolidated statements of operations during the periods ended March 31, 2023 and March 31, 2022. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2023 and December 31, 2022. The 2019 through 2022 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were no income taxes paid or refunded for the three-month period ended March 31, 2023, there were income tax refunds received of approximately $113,000 for the same three-month period ended March 31, 2022. Interest paid amounted to approximately $5,000 and $31,000, during the three months ended March 31, 2023 and March 31, 2022, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Due to the losses incurred, the Company performed a test for recoverability of the long-lived assets by comparing its carrying value to the future undiscounted cash flows that we expect will be generated by the asset group. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company has determined that no impairment of long-lived assets existed as of March 31, 2023 and December 31, 2022.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain balances as previously reported were reclassified with classifications adopted in the current period.

Effective January1, 2023 the ATG research and development and certain insurance expenditures of approximately $395,000 are reflected in selling, general and administrative operating expenses.  Accordingly, approximately $319,000 was reclassified for the same period in 2022. There was no impact to the condensed consolidated statement of operations due to the reclassification.

Research and Development Costs

Research and development costs are expensed as incurred and are included in the selling, general and administrative on the Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements Adopted

Effective January 1, 2023 the Company adopted the Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued by the Financial Accounting Standards Board (“FASB”) which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change.

The Company evaluated the ASU related to Current Expected Credit Losses (“CECL”) and determined that the pronouncement does not have a material effect on the financial position, results of operations or cash flows of the Company.

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are of significance, or potential significance, to the Company.

3.           Inventories

	March 31,	December 31,
	2023	2022

	($000’s omitted)
Raw material and common parts	$15,239	$14,534
Work-in-process	3,490	3,258
Finished goods	2,361	2,510
	21,090	20,302
Less inventory reserve	(1,083)	(1,258)
Total inventories	$20,007	$19,044

4.           Property, Plant and Equipment

	March 31,	December 31,
	2023	2022

	($000’s omitted)
Land	$7	$7
Buildings	11,886	11,843
Machinery, equipment and tooling	21,216	20,757
Construction in progress	1,023	1,087
	34,132	33,694
Less accumulated depreciation and amortization	(23,342)	(23,038)
Total property, plant and equipment	$10,790	$10,656

Depreciation and amortization expense amounted to approximately $306,000 and $313,000 for each of the three months ended March 31, 2023 and March 31, 2022, respectively. Depreciation expense amounted to approximately $298,000 and $305,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. Amortization expense primarily related to capital leases amounted to approximately $8,000 for each of the three months ended March 31, 2023 and March 31, 2022.

The Company’s Right of Use (“ROU”) assets included in machinery, equipment and tooling had a net book value of approximately $178,000 as of March 31, 2023 ($185,000- December 31, 2022).

As of March 31, 2023, there is approximately $1,023,000 ($1,087,000 – December 31, 2022) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects.  There is approximately $384,000 in CIP for the machinery and equipment and approximately $639,000 for building improvements at the Advance Technology Group.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.           Long-Term Debt

	March 31,	December 31,
	2023	2022

	($000’s omitted)

Line of credit payable to a financial institution; Interest rate is BSBY plus 4.0 percentage points (Interest Rate 8.88% as of March 31, 2023)(A)	$939	$—

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.7955% - 1.8350% as of March 31, 2023)(B)	—	491

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.8227% - 1.8690% at time of funding)©	—	10
	939	501
Less current portion	(939)	(501)
Long-term debt	$—	$—

A.)	As disclosed in the filing of our 2022 third quarter 10-Q, at that time the Company anticipated that we would fail to meet the Debt Service Coverage Ratio loan covenant up through and including the fourth quarter of 2022. Accordingly, as of December 31, 2022, the Company was not in compliance with this covenant under its loan agreement. Subsequently, on March 13, 2023 the availability of the Line of Credit (“LOC”) was temporarily frozen.

On March 30, 2023, the Company executed the Amendment which provides a waiver of Debt Service Coverage Ratio defaults and other potential defaults at December 31, 2022 and through December 31, 2023, the expiration date of the agreement.

The Amendment also provides the following stipulations. The LOC was immediately converted to a borrowing base line of credit utilizing eligible accounts receivable (the “Borrowing Base”), with a maximum availability of the lesser of $5,000,000 or the Borrowing Base, which amounted to $6,400,000 as of the amendment date. As of June 29, 2023, the maximum availability under the Borrowing Base LOC will be reduced to the lesser of $3,900,000 or the Borrowing Base; and then as of August 1, 2023, it will be further reduced to the lesser of $1,000,000 or the Borrowing Base. The amended Borrowing Base LOC is secured by all equipment, receivables, inventory and real property of the Company and its wholly owned subsidiary, The Ontario Knife Company, with the exception of certain equipment that was purchased from proceeds of government grants. Interest on the Borrowing Base LOC is the Bloomberg Short-Term Bank Yield (“BSBY”) plus 4.00 percentage points, amounting to 8.88% as of March 30, 2023.

Pursuant to the Amendment, the Company paid in full the outstanding balance on its equipment loans, approximately $501,000 as of December 31, 2022. Additionally, the Company advanced $500,000 on the Borrowing Base LOC for a pledged deposit account with its lender to be used solely to pay interest.

The Company intends to refinance the LOC with a different lender by June 29, 2023. Failure to deliver a commitment letter to its current lender by June 1, 2023 and to refinance the LOC loan by June 29, 2023 will result in the imposition of additional fees to its current lender of up to $300,000.

There was approximately $939,000 outstanding at March 31, 2023 and $0 balance outstanding at December 31, 2022.

We incurred consolidated operating losses for the quarter ended March 31, 2023 and for the year ended December 31, 2022. The losses incurred were predominately driven by our decision to maintain our experienced and knowledgeable workforce during the pandemic years and hire ahead of expected increased customer demand at the ATG.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ATG has experienced growing customer demand since the middle of 2022, causing an increase in inventory purchases and the resulting usage of cash.  This was further exacerbated by the hiring and training of staff to support increasing production in 2023.  The temporary freezing of availability on our LOC raised initial doubt about our ability to continue as a going concern until we amended our loan agreement on March 30, 2023, alleviating that doubt.  We believe that our operating cash flow and availability of our amended Borrowing Base LOC provides us with sufficient liquidity in the near term. Additionally, we are actively pursuing an alternate credit facility with a different lender to replace the Borrowing Base LOC loan from our current lender by June 29, 2023.  We believe that the strength of our asset base and increasing customer demand make our ability to successfully refinance our LOC probable, providing us with sufficient liquidity for at least the next 12 months. We had total shareholders’ equity of approximately $33,619,000 as of March 31, 2023. Also as of that date, we had working capital excluding cash, of approximately $24,278,000.

B.)	The Company established an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was no outstanding balance at March 31, 2023 and $491,000 balance outstanding at December 31, 2022.
C.)	The Company established a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was no outstanding balance at March 31, 2023 and $10,000 at December 31, 2022.

6.            Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for two former executives of the Company (the Plan). Upon ceasing employment with the Company, the Company is paying the annual cost of health insurance coverage and providing life insurance at the same level of coverage provided to the former employee at the time of termination of employment by the Company. The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses. The participant’s insurance benefits cease upon their death.. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at March 31, 2023 and December 31, 2022 was approximately $4,085,000 and $4,062,000, respectively and has been recognized in Post Retirement Obligation in the accompanying condensed consolidated balance sheets. The components of the Plan were not material for the three-month period ended March 31, 2023 and March 31, 2022 respectively.

Benefit cost for the three months ended March 31, 2023 and March 31, 2022 totaled $65,000 and $69,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.           Shareholders’ Equity

	Three-month Period Ended March 31, 2023
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Loss	Common Stock	par value	ESOT	stock	equity

December 31, 2022	$23,741	$(2,337)	$523	$14,556	$(157)	$(1,214)	$35,112

Retirement benefits adjustment	—	13	—	—	—	—	13
Stock based compensation	—	—	—	17	—	24	41
Net Loss	(1,547)	—	—	—	—	—	(1,547)

March 31, 2023	$22,194	$(2,324)	$523	$14,573	$(157)	$(1,190)	$33,619

	Three-month Period Ended March 31, 2022
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	2	—	23	25
Net Income	325	—	—	—	—	—	325

March 31, 2022	$26,183	$(3,886)	$523	$14,502	$(258)	$(1,326)	$35,738

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2023, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the three-month period ended March 31, 2023 and March 31, 2022.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2022 Equity Incentive Plan. These shares vest quarterly over a twelve-month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, is recognized over the requisite service period. An aggregate of 11,345 restricted shares were issued on August 15, 2022 with a grant date fair value of $125,000. An additional aggregate of 725 restricted shares were issued on February 16, 2023 with a grant date fair value of $7,808.

Included in the three-month period ended March 31, 2023 and March 31, 2022 is approximately $55,000 and $25,000, respectively, of stock-based compensation expense related to the restrictive share awards. The Company has approximately $177,000 of stock-based compensation expense related to unvested shares to be recognized over the requisite service period.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Weighted Average
		Grant Date Fair
	Shares	Value
Restricted Share Activity:
Unvested at December 31, 2022	27,010	$11.09

Granted in 2023	725	$10.77
Vested in 2023	4,978	$11.03
Unvested at March 31, 2023	22,757	$11.09

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise. The dilutive effect of unvested restrictive stock is determined using the treasury stock method.

	Three Months Ended
	March 31,
	2023	2022

	($000’s omitted except per share data)
Net (Loss) Income	$(1,547)	$325
Weighted average common shares outstanding (basic)	2,460	2,432
Unvested restricted stock	24	3
Weighted average common shares outstanding (diluted)	2,484	2,435
Basic
Net (loss) income per share	$(0.63)	$0.13
Diluted
Net (loss) income per share	$(0.63)	$0.13

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants’ motion to dismiss was granted, in part, and denied, in part. This litigation is still in its earliest stages. The Company is insured for such matters in the amount of $3 million with a retention of $250,000. Additionally, there is an excess coverage policy for $3 million that considers the payment of the earlier insurance policy as the $1 million retention. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

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

Information regarding the Company’s operations in these segments is summarized as follows:

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	($000’s omitted except per share data)
	ATG		CPG		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2023	2022	2023	2022	2023	2022
Revenues from unaffiliated customers	$9,060	$9,168	$1,742	$2,000	$10,802	$11,168

Cost of goods sold, inclusive of depreciation	(8,076)	(6,496)	(1,811)	(1,715)	(9,887)	$(8,211)
Gross profit (loss)	984	2,672	(69)	285	915	2,957
Gross margin %	10.9%	29.1%	(4.0)%	14.3%	8.5%	26.5%

Operating expenses:
Selling, general and administrative	(2,175)	(2,093)	(651)	(408)	(2,826)	(2,501)
Total operating costs and expenses	(10,251)	(8,589)	(2,462)	(2,123)	(12,713)	(10,712)
Operating (loss)/income	(1,191)	579	(720)	(123)	(1,911)	456

Other (expenses)/income:
Interest expense	(53)	(70)	—	—	(53)	(70)
Gain on sale of equipment	—	26	—	—	—	26
Total other expenses, net	(53)	(44)	—	—	(53)	(44)
(Loss)/income before income tax provision	(1,244)	535	(720)	(123)	(1,964)	412
Income tax benefit/(provision)	264	(113)	153	26	417	(87)
Net (loss)/income	$(980)	$422	$(567)	$(97)	$(1,547)	$325

Total assets	$36,096	$42,382	$9,753	$9,546	$45,849	$51,928
Capital expenditures, net	$302	$77	$135	$—	$437	$77
Foreign derived sales	$2,023	$2,962	$63	$37	$2,086	$2,999

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

The aviation and aerospace industries as well as markets for the our consumer products continually face evolving challenges on a global basis. Our operations can be affected by the trends of the economy, including interest rates, income tax laws, government regulation, legislation, and other factors. In addition, uncertainties in today’s global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries and emerging markets, currency policies in relation to the U.S. dollar of some major foreign exporting countries, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of our customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of our advanced technology and cutlery products make it difficult to predict the impact on future financial results.

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

Consistent with the evolving requirements of the aerospace industry, companies are increasingly being requested to operate under long-term agreements with their customers on the basis of fixed prices, targeted year to year price reductions and/or year to year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously sought within our concept of continuous improvement. Our products are labor intensive and as such productivity improvements are expected to have positive effects on our operating results. However, increased costs for raw material, purchased parts and/or labor have the reverse effect.

If any adverse economic events reduce the number of airliners and/or aircraft being produced by our relevant prime contractors, the negative effects of that reduction will in turn flow down through the supply chain. Also, certain major manufacturers have successfully imposed extended payment terms to their suppliers. At times, these extended payment terms are not available to us when purchasing raw material such as aluminum, magnetic material, steel and/or other product support items and services. If our customers delay their payments until after the extended due date or fail to pay, it could adversely impact our operating results and cash flow. During 2022 and continuing into the first quarter ending March 31, 2023, inflation negatively impacted our input costs, primarily for labor and materials. Supply chain disruptions, labor shortages, and global inflation remain persistent.

The ATG engages its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel-efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of our customers’ final delivery determinations based on changes in the global economy and other factors.

During the three months ended March 31, 2023 and March 31, 2022, approximately 84% and 82%, respectively, of our consolidated revenues were derived from the ATG sale of product to a small base of customers. During the three months ended March 31, 2023 and March 31, 2022, approximately 16% and 18% of our consolidated revenues respectively, were derived from the CPG sale of product to a large base of retail customers. Our consolidated revenues decreased approximately $366,000, or 3%, during the three-month period ended March 31, 2023 when compared to the same period in 2022. This is due to a decrease at the ATG of approximately $108,000 and a decrease at the CPG of approximately $258,000.

See also Note 9, Business Segments, of the accompanying condensed consolidated financial statements for information concerning business segment operating results.

Business Environment

We continue to experience supply chain challenges, as well as cost inflation for parts and components and expect inflationary and supply chain constraints to continue throughout 2023. Our suppliers are also subject to all the pressures and volatility being generated by the current global economic conditions. Any interruption of the continuous flow of material and product parts that are required for the manufacture of our products could adversely impact our ability to meet customers’ delivery requirements.

Our strategy continues to emphasize growth, maximizing our operations and resources requiring continued dedicated performances from our key and other personnel. In the our key markets and business arenas there is substantial competition for the services of the highest performing individuals. Any unplanned replacement of such personnel may require the hiring of new personnel on an expedited basis and may temporarily interrupt our operations and efforts for continuous improvement. We intend to strengthen and expand our core competencies, while improving our margins and earnings by controlling costs in all aspects of our business.

On March 30, 2023, we announced that our Board of Directors has authorized the review of strategic alternatives for the CPG with a goal of enhancing shareholder value. This review was authorized by the Board on February 28, 2023 and we have engaged a financial advisor to manage the process. CPG does not meet the criteria for classification as a discontinued operation as of March 31, 2023. As of April 18, 2023, the CPG segment is being actively marketed to potential buyers, however, there is no set timetable for the strategic review process and there can be no assurance that such review will result in any transaction or other alternative.

Results of Operations

The following table compares the Company’s condensed consolidated statements of operations data for the three months ended March 31, 2023 and 2022:

	($000’s omitted except per share data)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023		2022		2023 vs 2022
		% of		% of	Dollar	% Favorable/
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenues:
Advanced Technology	$9,060	83.9%	$9,168	82.1%	$(108)	(1.2)%
Consumer Products	1,742	16.1%	2,000	17.9%	(258)	(12.9)%
	10,802	100.0%	11,168	100.0%	(366)	(3.3)%

Cost of goods sold, inclusive of depreciation and amortization	(9,887)	91.5%	(8,211)	73.5%	(1,676)	(20.4)%
Gross profit	915	8.5%	2,957	26.5%	(2,042)	(69.1)%
Gross margin %	8.5%		23.6%

Operating expenses:
Selling, general and administrative	(2,826)	26.2%	(2,501)	22.4%	(325)	(13.0)%
Total operating costs and expenses	(12,713)	117.7%	(10,712)	95.9%	(2,001)	(18.7)%
Operating (loss)/income	(1,911)	(17.7)%	456	4.1%	(2,367)	(519.1)%

Interest expense	(53)	(0.5)%	(70)	(0.6)%	17	24.3%
Gain on sale of equipment	—	0.0%	26	0.2%	(26)	(100.0)%
Total other expense, net	(53)	(0.5)%	(44)	(0.4)%	(9)	(20.5)%

(Loss)/income before income tax provision	(1,964)	(18.2)%	412	3.7%	(2,376)	(576.7)%

Income tax benefit	417	3.9%	87	(0.8)%	330	(379.3)%
Net (loss)/income	$(1,547)	(14.3)%	$325	2.9%	$(1,872)	(576)%

Revenue and Gross Profit (Loss)

	ATG		CPG		Servotronics, Inc.
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
($000’s omitted)	2023	2022	2023	2022	2023	2022

Revenues	$9,060	$9,168	$1,742	$2,000	$10,802	$11,168
Cost of goods sold	(8,076)	(6,496)	(1,811)	(1,715)	(9,887)	(8,211)

Gross profit (loss)	$984	$2,672	$(69)	$285	$915	$2,957
Gross margin %	10.9%	29.1%	(4.0)%	14.3%	8.5%	26.5%

Revenue

Consolidated revenues from operations decreased approximately $366,000 or (3.3)% for the three-month period ended March 31, 2023 when compared to the same period in 2022. This is due to a decrease at the ATG of approximately $108,000 or (1.2)% and at the CPG of approximately $258,000 or (12.9)%.

The consolidated decrease in revenue for the three-month period ended March 31, 2023 when compared to the same period in 2022 is attributable to an unfavorable mix of products shipped of approximately $607,000 partially offset by an increase in prices and a higher number of units shipped of approximately $499,000 at the ATG. Additionally, there was a decrease in revenue attributable to an unfavorable mix of products shipped and lower volumes of approximately $258,000 at the CPG as compared to the same period in 2022.

Gross Profit (Loss)

Consolidated gross profit from operations decreased approximately $2,042,000 for the three-month period ended March 31, 2023 when compared to the same period in 2022. The gross profit decreased at the ATG by approximately $1,688,000 and at the CPG by approximately $354,000.

Gross profit benefited in the three-month period from the recovery of business within the commercial aircraft market with price increases of approximately $181,000 which was more than offset by an unfavorable product mix shipped of approximately $839,000 at the ATG resulting in a net increase in operating costs of approximately $1,030,000. The increase in operating costs is primarily due to increased compensation and benefits of approximately $1,095,000 and a net decrease of approximately $65,000 for all other operating expenses as compared to the same period in 2022. The ATG added staff during this period due to increasing production requirements in 2023 to satisfy the increasing customer demand.

Additionally, gross profit in the three-month period decreased approximately $465,000 for an unfavorable product mix shipped at the CPG, partially offset by a net decrease in operating costs of approximately $111,000. The decrease in operating costs is primarily due to favorable operating variances of approximately $251,000 partially offset by an increase in operating overhead costs for compensation and benefits of approximately $51,000, freight expenses of approximately $84,000, and the net increase of approximately $5,000 for all other operating expenses as compared to the same period in 2022.

A change in the cost allocations for the treatment of an ATG work cell operating in the CPG facility became effective January 1, 2023. The three-month period ending March 31, 2023 was a benefit of approximately $162,000 to the ATG cost of goods sold as compared to the benefit of approximately $185,000, as reclassified, to the CPG cost of goods sold for the three-month period ending March 31, 2022. There was no impact to the Condensed Consolidated Statement of Operations due to the change in accounting estimate.

Selling, General and Administrative Expenses and Operating Income/(Losses)

	ATG		CPG		Servotronics, Inc.
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
($000’s omitted)	2023	2022	2023	2022	2023	2022

SG&A:
Selling, general & admin	$(2,175)	$(2,093)	$(651)	$(408)	$(2,826)	$(2,501)
Total SG&A	$(2,175)	$(2,093)	$(651)	$(408)	$(2,826)	$(2,501)
% SG&A to Revenues	24.0%	22.8%	37.4%	20.4%	26.2%	22.4%

Operating (Loss)/Income	$(1,191)	$579	$(720)	$(123)	$(1,911)	$456
Operating (Loss)/Inc %	(13.1)%	6.3%	(41.3)%	(6.2)%	(17.7)%	4.1%

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) increased approximately $325,000 or (13.0)% for the three-month period ended March 31, 2023 when compared to the same period in 2022. This is due to an increase at both the ATG of approximately $82,000 or (3.9)% and at the CPG of approximately $243,000 or (59.6)%.

The increase is driven by the CPG due to higher compensation and benefits of approximately $135,000, professional fees of approximately $30,000, outbound freight of approximately $35,000, trade shows and sales commissions of approximately $24,000 and a net increase of all other SG&A expenses of approximately $19,000 as compared to the same period in 2022.

Operating (Loss)/Income

Income from operations decreased approximately $2,376,000 when comparing the three-month period ended March 31, 2023 to the same period in 2022. Operating income decreased at both the ATG and CPG approximately $1,770,000 and $597,000, respectively, as compared to the three-month period ended March 31, 2022.

The consolidated decreases in operating income are primarily the result in the decreases in revenue, increases in cost of goods sold, and increases in SG&A expenditures at both Segments, as discussed above.

Other (Expense)/Income:

	ATG		CPG		Servotronics, Inc.
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
($000’s omitted)	2023	2022	2023	2022	2023	2022

Other (Expense)/Income:
Interest expense	$(53)	$(70)	$—	$—	$(53)	$(70)
Gain sale of equipment	—	26	—	—	—	26
Total other expense, net	$(53)	$(44)	$—	$—	$(53)	$(44)

(Loss)/income before income tax provision (benefits)	$(1,244)	$535	$(720)	$(123)	$(1,964)	$412
EBIT %	(13.7)%	5.8%	(41.3)%	(6.2)%	(18.2)%	3.7%

Interest Expense

Interest expense decreased approximately $17,000 primarily due to the reimbursement of the line of credit and equipment financing lease obligations at the ATG for the three-month period ended March 31, 2023 compared to the same period in 2022. See also Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

(Loss) Income before Income Taxes

Consolidated loss before income taxes for the three-month period ended March 31, 2023 increased approximately $2,376,000 when compare to the same period in 2022. The consolidated increase is primarily the result of an unfavorable product mix shipped at both the ATG and CPG and increased compensation and benefits costs at the ATG to support the recovery of business within the commercial aircraft market with increased volume and price increases.

Net (Loss) Income

Net Income decreased approximately $1,872,000 when comparing the three-month period ended March 31, 2023 to the same period in 2022. Net income at the ATG was lower by approximately $1,402,000 and by approximately $470,000 at the CPG as compared to the three-month period ended March 31, 2022. The consolidated decrease is primarily the result of the decreases in gross profit and increases in SG&A expenses as discussed above.

Liquidity and Capital Resources

	Three months ended March 31,
($000’s omitted)	2023	2022

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(2,834)	$(544)
Investing Activities	$(437)	$(77)
Financing Activities	$438	$(70)

QUARTER END FINANCIAL POSITION:
Working Capital	$25,449	$34,601
Long-term Debt	$—	$4,690

CAPITAL EXPENDITURES (1):	$(437)	$(77)
(1)	NET OF PROCEEDS FROM SALE OF EQUIPMENT AND EQUIPMENT FINANCING

Operating Activities:

We used approximately $2,834,000 in cash from operations during the three- month period ended March 31, 2023 and used approximately $544,000 in cash from operation for the same period in 2022. We had working capital of approximately $25,449,000 and $34,601,000 at March 31, 2023 and March 31, 2022, respectively, of which approximately $1,171,000 and $8,855,000 at March 31, 2023 and March 31, 2022, respectively, was comprised of cash and restricted cash.

The decrease in cash flow from operating activities of approximately $2,290,000 is primarily attributable to a decrease in net income of approximately $1,872,000 as explained previously. In addition, there was a decrease in cash flow due to adjustments to reconcile net (loss) to net cash of approximately $354,000 plus a decrease in cash flow due to an increase in inventories, prepaid income taxes, and accounts payable of approximately $1,462,000. This is offset by an increase in cash flow from accounts receivable, accrued employee compensation and benefit costs, other current assets, post retirement obligations and other accrued liabilities of approximately $1,398,000.

The available borrowing base LOC capacity provides us with the financial resources needed to run our operations and reinvest in our business. We anticipate refinancing our LOC by June 29, 2023. Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

Investing Activities:

We used approximately $437,000 in cash from investing activities during the three-month period ended March 31, 2023 as compared to a usage of cash of approximately $77,000 during the same period in 2022. The investing activities were primarily for machinery and equipment and building improvements at the Advance Technology Group.

Financing Activities:

Our primary favorable cash flow from our financing activities of approximately $438,000 in the three-month period ended March 31, 2023 includes proceeds from our borrowing base LOC of approximately $939,000 partially offset by the full repayment of the outstanding balance on our equipment loans of approximately $501,000.

On March 30, 2023, we executed an amendment to our loan agreement (the “Amendment”), which provides a waiver of Debt Service Coverage Ratio defaults and other potential defaults at December 31, 2022 and through December 31, 2023, the expiration date of the agreement.

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

Pursuant to the Amendment, as noted above, we paid in full the outstanding balance on our equipment loans, approximately $501,000 as of December 31, 2022. Additionally, we advanced $500,000 on the Borrowing Base LOC loan for a pledged deposit account with our lender to be used solely to pay interest.

Ongoing Liquidity Considerations

We incurred consolidated operating losses from continuing operations for the quarter ending March 31, 2023 and the years ended December 31, 2022 and 2021. The losses incurred were predominantly driven by our decision to maintain our experienced and knowledgeable workforce during the pandemic years and hire ahead of the expected increased customer demand at the ATG. During 2021, our operating losses were funded by PPP loans and Employee Retention Credits provided by the U.S. government, which were not available in 2022 or 2023. We had total shareholders’ equity of approximately $33,619,000 as of March 31, 2023. Also, as of that date, we had working capital excluding cash of approximately $24,278,000 and only $939,000 of bank financing outstanding.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of March 31, 2023. Based upon that evaluation, the CEO and PFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Form 10-K for the year ended December 31, 2022.

Changes in Internal Controls

As reported in the Company’s Form 10-K for the year ended December 31, 2022, management identified certain control deficiencies that, in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting. The Company began its remediation efforts in 2021 and continues with its remediation plan which includes a comprehensive technology assessment by a third party, including the establishment and implementation of an information technology strategy and improving its risk assessment and documentation over the monitoring of internal controls. Except for the implementation of the remediation plan, there have been no changes during the period covered by this report to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of March 31, 2023, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the three-month period ended March 31, 2023.

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

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

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

Date: May 15, 2023

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Lisa F Bencel, Principal Financial Officer
Lisa F. Bencel
Principal Financial Officer