Form 10-Q
period 2023-06-30
SERVOTRONICS INC /DE/
filed 2023-08-10
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2023
Common Stock, $.20 par value	2,496,211

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Reclassified)
Current assets:
Cash	$716	$3,812
Cash, restricted	180	—
Accounts receivable, net	11,141	8,453
Inventories, net	15,098	14,286
Prepaid income taxes	139	138
Other current assets	996	477
Assets related to discontinued operation	4,174	9,528
Total current assets	32,444	36,694

Property, plant and equipment, net	7,242	7,355
Deferred income taxes, net	—	1,072
Other non-current assets	172	172
Total Assets	$39,858	$45,293

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,697	$—
Current portion of eqiupment financing and capital leases	—	501
Current portion of post retirement obligation	87	87
Accounts payable	2,904	1,840
Accrued employee compensation and benefits costs	1,358	1,057
Accrued warranty	579	581
Other accrued liabilities	290	394
Liabilities related to discontinued operation	2,763	1,745
Total current liabilities	11,678	6,205
Post retirement obligation	4,016	3,975

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,496,211 (2,483,318 - 2022) shares	524	523
Capital in excess of par value	14,587	14,556
Retained earnings	12,694	23,741
Accumulated other comprehensive loss	(2,312)	(2,336)
Employee stock ownership trust commitment	(157)	(157)
Treasury stock, at cost 91,570 (104,464 - 2022) shares	(1,172)	(1,214)
Total shareholders’ equity	24,164	35,113
Total Liabilities and Shareholders’ Equity	$39,858	$45,293

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$10,649	$8,749	$19,709	$17,916

Costs of goods sold, inclusive of depreciation and amortization	9,092	7,723	17,168	14,218
Gross profit	1,557	1,026	2,541	3,698

Operating expenses:
Selling, general and administrative	3,269	1,908	5,444	4,001
Total operating costs and expenses	12,361	9,631	22,612	18,219
Operating loss	(1,712)	(882)	(2,903)	(303)

Other (expense)/income:
Interest expense	(89)	(74)	(142)	(144)
Gain on sale of equipment	—	—	—	26
Total other expense, net	(89)	(74)	(142)	(118)

Loss from continuing operations before income taxes	(1,801)	(956)	(3,045)	(421)

Income tax (provision)/benefit	(1,479)	167	(1,063)	80
Loss from continuing operations	(3,280)	(789)	(4,108)	(341)
Loss from discontinued operation, net of tax (Note 2)	(6,220)	(21)	(6,940)	(144)
Net loss	$(9,500)	$(810)	$(11,048)	$(485)

Basic and diluted loss per share
Continuing operations	$(1.33)	$(0.32)	$(1.67)	$(0.14)
Discontinued operation	(2.53)	(0.01)	(2.82)	(0.06)
Basic and diluted loss per share	$(3.86)	$(0.33)	$(4.49)	$(0.20)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($000’s omitted)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net loss	$(9,500)	$(810)	$(11,048)	$(485)

Other comprehensive income items:
Actuarial gains	16	29	32	56
Income tax expense on actuarial losses	(4)	(7)	(7)	(12)
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	12	22	25	44

Total comprehensive loss	$(9,488)	$(788)	$(11,023)	$(441)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows related to operating activities:
Loss from continuing operations	$(4,108)	$(341)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	517	485
Stock based compensation	74	67
Decrease in allowance for credit losses	(25)	(3)
Increase (decrease) in inventory reserve	14	(46)
Decrease in warranty reserve	(2)	(15)
Deferred income taxes	1,072	—
Gain on sale of equipment	—	(26)
Change in assets and liabilities:
Accounts receivable	(2,663)	(2,785)
Inventories	(826)	1,506
Prepaid income taxes	(1)	680
Other current assets	(519)	(488)
Accounts payable	1,064	995
Accrued employee compensation and benefit costs	301	(159)
Post retirement obligations	66	61
Other accrued liabilities	(105)	(5)
Net cash used in operating activities from continuing operations	(5,141)	(74)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(403)	(428)
Proceeds from sale of assets	—	38
Net cash used in investing activities from continuing operations	(403)	(390)

Cash flows related to financing activities:
Advances on line of credit, net of payments	3,697	—
Principal payments on long-term debt	—	(4,250)
Principal payments on equipment financing lease obligations	(501)	(140)

Net cash provided by (used in) financing activities from continuing operations	3,196	(4,390)
Discontinued Operation
Cash (used in) provided by operating activities	(568)	241

Net cash (used in) provided by operating activities from discontinued operation	(568)	241
Net decrease in cash and restricted cash	(2,916)	(4,613)
Cash and restricted cash at beginning of period	3,812	9,433
Cash and restricted cash at end of period	$896	$4,820

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Operations and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Servotronics, Inc. and its subsidiaries (the “Company”) design, manufacture and market advanced technology products consisting primarily of control components, and consumer products consisting of knives and various types of cutlery and other edged products. The company operates through two primary segments: the Advanced Technology Group (“ATG”) and the Consumer Products Group (“CPG”).

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

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three- and six-months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated financial statements should be read in conjunction with the 2022 annual report and the notes thereto.

The consolidated financial statements include the accounts of Servotronics, Inc. (the active legal entity under the ATG segment), The Ontario Knife Company (“OKC”, the active legal entity under the CPG segment) and other, inactive, wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

As communicated in the March 31, 2023 10-Q filing, the Company’s Board of Directors (the “Board”) authorized the review of strategic alternatives for the CPG segment. On April 18, 2023, the OKC business was listed for sale. On June 20, 2023, the Board approved for management to execute a letter of intent (LOI) to sell certain assets of OKC to a third party. On June 28, 2023, the LOI was executed. On July 10, 2023, the Company executed an Asset Purchase Agreement (“APA”) with the third party, and closed on this transaction on August 1, 2023. Management intends to wind down the OKC operations (the CPG business segment) during the second half of 2023.

Accordingly, the results of operations of OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Condensed Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets. The “Loss from Discontinued Operation, net of tax” is included in the net loss on the Condensed Consolidated Statements of Comprehensive Loss, and the cash used by operating activities from the discontinued operation is included in the “Discontinued Operation” section of the Condensed Consolidated Statements of Cash Flows.

The 2022 financial information included in the aforementioned Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations were reclassified to conform with the discontinued operations presentation. Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from the Company’s continuing operations (ATG), unless otherwise noted. Refer to Note 2, Discontinued Operation and Assets and Liabilities Related to Discontinued Operation, for further discussion.

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

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flow in thousands.

	June 30,	December 31,
	2023	2022

	($000’s omitted)
Cash	$716	$3,812
Restricted cash	180	—
Total cash and restricted cash	$896	$3,812

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking accounts and savings accounts. The restricted cash of $180,000 as of June 30, 2023 (no outstanding balance as of December 31, 2022) represents collateral with a financial institution. Refer to Note 5, Indebtedness, for further discussion.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions. The allowance for credit losses amounted to approximately $91,000 and $116,000 as of June 30, 2023 and December 31, 2022, respectively. The Company does not accrue interest on past due receivables.

The Company evaluated the accounting standards update related to the Current Expected Credit Losses (“CECL”) and determined that the pronouncement does not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of June 30, 2023, and December 31, 2022 under the guidance of ASC 460 the Company has recorded a warranty reserve of approximately $579,000 and $581,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $616,000 and $602,000 at June 30, 2023 and December 31, 2022, respectively. Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its Condensed Consolidated Balance Sheets as of June 30, 2023 or December 31, 2022, and did not recognize any interest and/or penalties in its Condensed Consolidated Statements of Operations during the periods ended June 30, 2023 and June 30, 2022. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of June 30, 2023 and December 31, 2022. The 2019 through 2022 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were income tax refunds received of approximately $0 and $811,000 for the six-month period ended June 30, 2023 and 2022, respectively. Income taxes paid amounted to approximately $2,000 and $50,000 for the six-month period ended June 30, 2023 and 2022, respectively. Interest paid during the six-month period ended June 30, 2023 and 2022 amounted to approximately $46,000 and $66,000, respectively.

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

The Company’s strategic decision to sell certain assets of OKC resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property as of June 30, 2023 in accordance with Accounting Standards Codification (“ASC”) 360-10-45-9 Impairment or Disposal of Long-Lived Assets. Refer to Note 2, Discontinued Operation and Assets and Liabilities Related to Discontinued Operation, for further discussion.

The Company has determined that no other impairment of long-lived assets existed as of June 30, 2023 and December 31, 2022, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties.

Reclassifications

Certain balances as previously reported were reclassified with classifications adopted in the current period.

Effective January 1, 2023 the ATG research and development and certain insurance expenditures of approximately $507,000 and $902,000 for the three- and six-months ended June 30, 2023 are reflected in selling, general and administrative operating expenses. Accordingly, approximately $333,000 and $652,000 for the three- and six-months ended June 30, 2022 was reclassified from cost of goods sold to selling, general and administrative for the same period in 2022. There was no impact to the Condensed Consolidated Statement of Operations due to the reclassification.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are expensed as incurred and are included in the selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management assesses the risk of nonperformance by the financial institutions to be low.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its asset-based line of credit the fair value approximates its carrying amount.

Recent Accounting Pronouncements Adopted

Effective January 1, 2023, the Company adopted the Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued by the Financial Accounting Standards Board (“FASB”) which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of income as the amounts expected to be collected change.

The Company evaluated the ASU related to CECL and determined that the pronouncement does not have a material effect on the financial position, results of operations or cash flows of the Company.

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are of significance, or potential significance, to the Company.

2.           Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

As disclosed in Note 1, the Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” criteria and represents a strategic shift that has a significant impact on the Company’s operations and financial results under ASC 205-20-45-9 Discontinued Operations. Therefore, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. The operating results, the loss on sale of assets, wind down costs, and impairment of long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2023 and June 30, 2022, respectively.

Under the terms of the APA, which closed on August 1, 2023, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to the buyer for $2,100,000. In accordance with the sale, the Company evaluated whether the fair value of OKC assets sold, less estimated costs to sell, exceeded the net carrying value. The Company concluded that the net carrying value exceeded the fair value, less estimated costs to sell, resulting in an estimated impairment charge of approximately $3,223,000 for the CPG segment. This impairment charge is included in the Loss from Discontinued Operation as of June 30, 2023.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, as a direct result of selling OKC’s assets, management’s focus on winding down the OKC operations, and actively marketing the real property for sale during the third quarter of 2023, the Company incurred an impairment charge of approximately $1,098,000 related to the real property based on independent, third party appraisals (less estimated costs to sell). Estimated wind down costs of approximately $1,129,000, mostly included in other accrued liabilities caption within the table presented below, were recorded for customer collection reserves, key employee retention agreements, and supplier purchase orders currently in negotiations. This aggregate total of approximately $2,227,000 is included in the Loss from Discontinued Operation as of June 30, 2023.

OKC’s operating loss (prior to the discontinued operation classification) of approximately $770,000 and $21,000 for the three-month periods ended June 30, 2023 and 2022, respectively, is also included in the Loss from Discontinued Operation. OKC’s operating loss (prior to the discontinued operation classification) of approximately $1,490,000 and $144,000 for the six-month periods ended June 30, 2023 and 2022, respectively, is also included in the Loss from Discontinued Operation.

Based on the above, the Company’s total estimated Loss from Discontinued Operation, net of tax, is approximately $6,220,000 and $6,940,000 for the three- and six-months ended June 30, 2023 (approximately $21,000 and $144,000 for the three- and six-months ended June 30, 2022 as reclassified).

Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022

	($000’s omitted)
Net Sales	$1,345	$2,482
Operating costs	(2,115)	(2,503)
Loss from discontinued operation	(770)	(21)
Loss from discontinued operation - impairment and divestiture costs	(2,227)	—
Loss on sale of assets	(3,223)	—
Loss from discontinued operation before income taxes	(6,220)	(21)
Income tax benefit	—	—
Loss from discontinued operation, net of tax	$(6,220)	$(21)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

	($000’s omitted)
Net Sales	$3,087	$4,482
Operating costs	(4,577)	(4,626)
Loss from discontinued operation	(1,490)	(144)
Loss from discontinued operation - impairment and divestiture costs	(2,227)	—
Loss on sale of assets	(3,223)	—
Loss from discontinued operation before income taxes	(6,940)	(144)
Income tax benefit	—	—
Loss from discontinued operation, net of tax	$(6,940)	$(144)

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Condensed Consolidated Balance Sheets, are as follows:

	June 30, 2023	Dec 31, 2022

	($000’s omitted)
Accounts receivable, net	$625	$1,016
Prepaid assets	100	313
Inventories, net	1,598	4,766
Machinery and equipment, net	255	567
Patents and trademark, net	46	140
Building and improvements, net	1,550	2,726
Assets related to discontinued operation	$4,174	$9,528

Accounts payable	$1,420	$1,272
Accrued employee compensation and benefit costs	86	124
Other accrued liabilities	1,258	349
Liabilities related to discontinued operation	$2,764	$1,745

The OKC assets not being sold under the terms of the APA include accounts receivable, prepaid assets, and the building (total assets of $2,275,000 as of June 30, 2023). The Company retains and will liquidate these assets in conjunction with the wind down of the OKC operations. The accounts receivable of approximately $625,000 is net of a reserve for uncollectible accounts of approximately $170,000. In addition, the OKC liabilities not assumed under the terms of the APA include the accounts payable and accrued expenses totaling approximately $2,764,000 as of June 30, 2023.

3.           Inventories

	June 30,	December 31,
	2023	2022

	($000’s omitted)
Raw material and common parts	$11,686	$10,703
Work-in-process	3,357	2,986
Finished goods	671	1,199
	15,714	14,888
Less inventory reserve	(616)	(602)
Total inventories	$15,098	$14,286

4.           Property, Plant and Equipment

	June 30,	December 31,
	2023	2022

	($000’s omitted)
Buildings	$8,337	$7,838
Machinery, equipment and tooling	15,216	14,526
Construction in progress	217	1,002
	23,770	23,366
Less accumulated depreciation and amortization	(16,528)	(16,011)
Total property, plant and equipment	$7,242	$7,355

Depreciation and amortization expense amounted to approximately $260,000 and $241,000 for the three-months ended June 30, 2023 and 2022, respectively. Amortization expense primarily related to Right of Use (“ROU”) assets amounted to approximately $7,000 and $8,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense amounted to approximately $517,000 and $485,000 for the six-months ended June 30, 2023 and 2022, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $12,000 and $12,000 for the six-months ended June 30, 2023 and 2022, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s ROU assets included in machinery, equipment and tooling had a net book value of approximately $172,000 as of June 30, 2023 ($185,000 as of December 31, 2022).

As of June 30, 2023, there is approximately $217,000 ($1,002,000 as of December 31, 2022) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $135,000 in CIP for machinery and equipment and approximately $82,000 for building improvements at the Advanced Technology Group.

5.           Indebtedness

	June 30,	December 31,
	2023	2022

	($000’s omitted)

Line of credit payable to a financial institution; Interest rate is the greater of prime or 7% plus 1% per annum. (Interest rate 9.25% as of June 30, 2023) (A)	$3,697	$—

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. (Interest rate/factor factor 1.79553% - 1.869304% at time of funding) (B)	—	491

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender’s lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding) (C)	—	10
	3,697	501
Less current portion	(3,697)	(501)
Long term debt	$—	$—

A)

On June 27, 2023, the Company entered into a three-year financing agreement with a financial lending institution for an asset-based line of credit (the “Credit Facility”) with a maximum revolving credit of $7,000,000. The borrowing base under the Credit Facility is determined using 85% of eligible domestic and international accounts receivable balances of the ATG segment, less any other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The interest rate on the credit facility is equal to the greater of prime rate (as defined by JP Morgan Chase Bank) or 7% plus 1% per annum. The Company capitalized approximately $104,000 of loan origination costs related to the Credit Facility, which is collateralized by the Company’s assets.

The balance outstanding of approximately $3,697,000 as of June 30, 2023 (no balance outstanding as of December 31, 2022) consists of the loan payoff with a financial institution of approximately $3,638,000 on June 28, 2023 (resulting from borrowings in 2023 under the terms of the line of credit with the financial institution), and Credit Facility closing fees of approximately $59,000. In conjunction with the loan payoff, $320,000 of the pledged deposit of $500,000 provided to the financial institution on March 30, 2023 was returned to the Company. The remaining balance of $180,000 remains pledged as collateral with the financial institution for the Company’s credit card program.

In accordance with ASC 470-10-45-5 Classification of Revolving Credit Agreements Subject to Lock-Box Arrangements and Subjective Acceleration Clauses, borrowings outstanding under the Credit Facility that includes both a subjective acceleration clause and requirement to maintain a lock-box arrangement must be considered short-term obligations. As the Credit Facility includes both of the provisions, the outstanding balance of $3,697,000 is classified as a current liability on the Condensed Consolidated Balance Sheet as of June 30, 2023.

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters. The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than $10,000,000. The Company has met both covenant requirements as of June 30, 2023.

Based on the current net losses, working capital needs, and the previous banking relationship, initial concerns were raised about the Company’s ability to meet obligations as they become due.  However, the net loss from continuing

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations was negatively impacted by significant, non-recurring SG&A expenses (see MD&A) and income tax expense (see Note 8), both of which have materially impacted net losses in 2023.  The net loss from discontinued operations (see Note 2) was primarily driven by impairment charges related to winding down the OKC operations and divesting the CPG segment.  Therefore, based on the disposal of the unprofitable CPG segment, the current forecasted revenue and customer backlog, continued production improvements and efficiencies, and the new Credit Facility, Management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated.

B)

The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable and the term was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was no balance outstanding as of June 30, 2023 ($491,000 outstanding as of December 31, 2022).

C)

The Company had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable and the term was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was no balance outstanding as of June 30, 2023 ($10,000 outstanding as of December 31, 2022).

6.            Postretirement Benefit Plan

The Company provides certain postretirement benefits for two former executives of the Company (the Plan). Under the Plan, the Company pays the annual cost of health insurance coverage and provides life insurance at the same level of coverage provided to the former employees at the time of termination of employment. The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses. The participants’ benefits under the Plan cease upon the death of the former executives. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at June 30, 2023 and December 31, 2022 was approximately $4,103,000 and $4,062,000, respectively and has been accrued and reflected in Post Retirement Obligation in the accompanying consolidated balance sheets.

Benefit costs for the three-months ended June 30, 2023 and 2022 totaled $65,000 and $69,000, respectively. Benefit costs for the six months ended June 30, 2023 and 2022 totaled $130,000 and $138,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.           Shareholders’ Equity

	Six-month Period Ended June 30, 2023
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2022	$23,741	$(2,337)	$523	$14,556	$(157)	$(1,214)	$35,112

Retirement benefits adjustment	—	13	—	—	—	—	13
Stock based compensation	—	—	—	17	—	24	41
Net Loss	(1,547)	—	—	—	—	—	(1,547)

March 31, 2023	$22,194	$(2,324)	$523	$14,573	$(157)	$(1,190)	$33,619

Retirement benefits adjustment	—	12	—	—	—	—	12
Stock based compensation	—	—	1	14	—	18	33
Net Loss	(9,500)	—	—	—	—	—	(9,500)

June 30, 2023	$12,694	$(2,312)	$524	$14,587	$(157)	$(1,172)	$24,164

	Six-month Period Ended June 30, 2022
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income	Common Stock	par value	ESOT	stock	equity
December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	2	—	23	25
Net Income	325	—	—	—	—	—	325

March 31, 2022	$26,183	$(3,886)	$523	$14,502	$(258)	$(1,326)	$35,738

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	7	—	35	42
Net Loss	(810)	—	—	—	—	—	(810)

June 30, 2022	$25,373	$(3,864)	$523	$14,509	$(258)	$(1,291)	$34,992

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2023, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the six-month periods ended June 30, 2023 and 2022, respectively.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted stock under the Company’s 2022 Equity Incentive Plan. These shares vest quarterly over a twelve-month service period, have voting rights and accrue dividends that are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, is recognized over the requisite service period. An aggregate of 10,410 restricted shares were issued on June 9, 2023 with a grant date fair value of $125,000.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the six-month period ended June 30, 2023 and June 30, 2022 is approximately $74,000 and $67,000, respectively, of stock-based compensation expense related to the restrictive share awards. The Company has approximately $250,000 of stock-based compensation expense related to unvested shares to be recognized over the requisite service period.

		Weighted Average
		Grant Date Fair
	Shares	Value
Restricted Share Activity:
Unvested at December 31, 2022	27,010	$11.09
Granted in 2023	12,894	$11.85
Vested in 2023	(11,701)	$11.06
Unvested at June 30, 2023	28,203	$11.45

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	($000’s omitted except per share data)
Loss from continuing operations	$(3,280)	$(789)	$(4,108)	$(341)
Loss from discontinued operation	(6,220)	(21)	(6,940)	(144)
Net loss	$(9,500)	$(810)	$(11,048)	$(485)
Weighted average common shares outstanding (basic)	2,461	2,432	2,458	2,435
Unvested restricted stock	28	7	28	7
Weighted average common shares outstanding (diluted)	2,489	2,439	2,486	2,442
Basic and diluted loss per share
Continuing operations	$(1.33)	$(0.32)	$(1.67)	$(0.14)
Discontinued operation	(2.53)	(0.01)	(2.82)	(0.06)
Basic and diluted earnings per share	$(3.86)	$(0.33)	$(4.49)	$(0.20)

8.           Income Taxes

The income tax expense in the Condensed Consolidated Statements of Operations is approximately $1,479,000 and $1,063,000 for the three and six-months ended June 30, 2023, respectively, compared to an income tax benefit of approximately $167,000 and $80,000 for the three- and six-months ended June 30, 2022, respectively. The tax expense is the result of recording a valuation allowance (tax expense) of approximately $3,182,000 during the second quarter against the net deferred tax assets (net of deferred tax liabilities) of $3,355,000 as of June 30, 2023 (valuation reserve of $173,000 was recorded against the net deferred tax assets of $1,245,000 as of December 31, 2022). The valuation allowance (tax expense) was recorded due to management determining that the potential exists that it is more likely than not that the Company will not realize the net deferred tax assets. Accordingly, no deferred tax assets are recorded on the consolidated balance sheet as of June 30, 2023.

The effective tax rate expense for the three-and six-month month period ended June 30, 2023, is 18.4% and 10.6%, respectively, compared to an effective tax rate benefit for the three-and six-month period ended June 30, 2022, of 17.1% and 14.2%, respectively. The difference between the statutory rate of 21% and the effective tax rate expense in 2023 is due to the recording of a valuation allowance against the net deferred tax asset (net of deferred tax liabilities) in 2023.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.           Litigation

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

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants’ motion to dismiss was granted, in part, and denied, in part. This litigation is still in its earliest stages. The Company is insured for such matters in the amount of $3 million with a retention of $250,000. Additionally, there is an excess coverage policy for $3 million that considers the payment of the earlier insurance policy as the $1 million retention. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company is vigorously defending against this litigation.

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

10.         Customer and Supplier Concentration

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

During the six months ended June 30, 2023 and 2022, approximately 89% and 80%, respectively, were derived from the sale of ATG products to a small base of customers. During the six months ended June 30, 2023, approximately 12% of our purchases for ATG products were derived from one supplier (no significant suppliers for the six months ended June 30, 2022).

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.         Business Segments

The Company has operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which have been strategic business units that offer different products and services. Operations in ATG involve the design, manufacture, and marketing of servo-control components (i.e., torque motors, control valves, actuators, etc.) for government, commercial and industrial applications. CPG’s operations included the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

As disclosed in Note 1 and Note 2, the Company’s Board authorized the review of strategic alternatives for the CPG business segment and on July 10, 2023, the Company executed an APA with the third party to sell certain assets and wind down the operations of OKC (the CPG segment) during the second half of 2023. The Company closed on this transaction on August 1, 2023.

Accordingly, the OKC operations are now shown as a discontinued operation for reporting purposes. Therefore, the Company no longer has two business segments under continuing operations for reporting and disclosure purposes as of June 30, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

As disclosed in the accompanying Condensed Consolidated Financial Statements, our Board of Directors authorized the review of strategic alternatives for the CPG business segment and on July 10, 2023, we executed an APA with the third party to sell certain assets and wind down the operations of OKC (the CPG business segment) during the second half of 2023. Therefore, the management discussion and analysis below pertain only the Advanced Technology Group (“ATG”), our continuing operations, unless otherwise noted.

Favorable to us, the aviation and aerospace industries are currently experiencing the expansion phases of their business cycles. However, they face evolving challenges on a global basis. Our ATG operations can be affected by the trends of the economy, including interest rates, income tax laws, government regulation, legislation, and other factors. In addition, uncertainties in today’s global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries and emerging markets, currency policies in relation to the U.S. dollar of some major foreign exporting countries, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of our customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of our advanced technology products make it difficult to predict the impact on future financial results.

The ATG market is sensitive to domestic and foreign economic conditions and policies, which may create volatility in operating results from period to period. For example, the airline industry is sensitive to fuel price increases and economic conditions. These factors directly impact the demand for aircraft production as well as the amount of repair and overhaul required on in-service aircraft.

Consistent with the evolving requirements of the aerospace industry, companies are increasingly being requested to operate under long-term agreements with their customers on the basis of fixed prices, targeted year-to-year price reductions and/or year-to-year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously sought within our concept of continuous improvement. Our products are labor intensive and as such, productivity improvements are expected to have positive effects on our operating results. However, increased costs for raw material, purchased parts and/or labor have the reverse effect.

If any adverse economic events reduce the number of airliners and/or aircraft being produced by our relevant prime contractors, the negative effects of that reduction will in turn flow down through the supply chain. Also, certain major manufacturers have successfully imposed extended payment terms to their suppliers. At times, these extended payment terms are not available to us when purchasing raw material such as aluminum, magnetic material, steel and/or other product support items and services. If our customers delay their payments until after the extended due date or fail to pay, it could adversely impact our operating results and cash flow. During 2022 and continuing through the quarter ended June 30, 2023, inflation negatively impacted our input costs, primarily for labor and materials. Supply chain disruptions, labor shortages, and global inflation remain persistent.

The ATG engages its business development efforts in its primary markets and is broadening its activities to include new domestic and foreign markets that are consistent with its core competencies. We believe our business remains particularly well-positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel-efficient alternatives and the increasing demand for air travel in emerging markets. Although the ATG backlog continues to be strong, actual scheduled shipments may be delayed/changed as a function of our customers’ final delivery determinations based on changes in the global economy and other factors.

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

Our strategy continues to emphasize growth, maximizing our operations and resources requiring continued dedicated performances from our key and other personnel. In our key markets and business arenas, there is substantial competition for the services of the highest performing individuals. Any unplanned replacement of such personnel may require the hiring of new personnel on an expedited basis and may temporarily interrupt our operations and efforts for continuous improvement. We intend to continue strengthening and expanding our core competencies, while improving our margins and earnings by controlling costs in all aspects of our business.

Our strategy also included the decision to exit the CPG business segment during the second quarter of 2023. On July 10, 2023, the Company executed an Asset Purchase Agreement with the third party to sell significant assets of OKC, and the transaction was closed on August 1, 2023. Management plans to divest the CPG segment during the third quarter of 2023 and sell the real property. Exiting this business segment will allow us to focus solely on the ATG business to drive revenue growth, profitability, and shareholder value.

Results of Operations

The following table compares ATG’s statements of operations data for the three-months and six-months ended June 30, 2023 and 2022 ($000’s omitted):

	($000’s omitted)
	Three Months Ended
	June 30,
	2023		2022		2023 vs 2022
		% of		% of	Dollar	% Favorable
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenue	$10,649	100.0%	$8,749	100.0%	$1,900	21.7%
Cost of goods sold, inclusive of depreciation and amortization	(9,092)	85.4%	(7,723)	88.3%	(1,369)	(17.7)%
Gross Margin	1,557	14.6%	1,026	11.7%	531	(51.8)%
Gross margin %	14.6%		11.7%

Selling, general and administrative	(3,269)	30.7%	(1,908)	21.8%	(1,361)	(71.3)%
Total operating costs and expenses	(12,361)	116.1%	(9,631)	110.1%	(2,730)	(28.3)%
Operating loss	(1,712)	(16.1)%	(882)	(10.1)%	(830)	(94.1)%

Other expenses:
Interest expense	(89)	(0.8)%	(74)	(0.8)%	(15)	(20.3)%
Total other expenses, net	(89)	(0.8)%	(74)	(0.8)%	(15)	(20.3)%

Loss before income taxes	(1,801)	(16.9)%	(956)	(10.9)%	(845)	(88.4)%

Income tax (provision)/benefit	(1,479)	(13.9)%	167	1.9%	(1,646)	(985.6)%
Loss from continuing operations	$(3,280)	(30.8)%	$(789)	(9.0)%	$(2,491)	(315.7)%

	($000’s omitted)
	Six Months Ended June 30,
	2023		2022		2023 vs 2022
		% of		% of	Dollar	% Favorable
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenue	$19,709	100.0%	$17,916	100.0%	$1,793	10.0%
Cost of goods sold, inclusive of depreciation and amortization	(17,168)	87.1%	(14,218)	79.4%	(2,950)	(20.7)%
Gross Margin	2,541	12.9%	3,698	20.6%	(1,157)	(31.3)%
Gross margin %	12.9%		20.6%

Selling, general and administrative	(5,444)	27.6%	(4,001)	22.3%	(1,443)	(36.1)%
Total operating costs and expenses	(22,612)	114.7%	(18,219)	101.7%	(4,393)	(24.1)%
Operating loss	(2,903)	(14.7)%	(303)	(1.7)%	(2,600)	(858.1)%

Other income/(expenses):
Interest expense	(142)	(0.7)%	(144)	(0.8)%	2	1.4%
Gain on sale of equipment	—	0.0%	26	0.1%	(26)	(100.0)%
Total other income/(expenses), net	(142)	(0.7)%	(118)	(0.7)%	(24)	(20.3)%

Loss before income taxes	(3,045)	(15.4)%	(421)	(2.3)%	(2,624)	(623.3)%

Income tax (provision)/benefit	(1,063)	(5.4)%	80	0.4%	(1,143)	(1,428.8)%
Loss from continuing operations	$(4,108)	(20.8)%	$(341)	(1.9)%	$(3,767)	(1,104.7)%

Revenue

The increase in revenue of approximately $1,900,000, or 22%, for the three-month period ended June 30, 2023 and approximately $1,793,000, or 10%, for the six-month period ended June 30, 2023 when compared to the same periods in 2022, are both primarily attributable higher customer prices and increased sales volumes, resulting from the continued post-COVID recovery and ramp up of the commercial aircraft market, which our customers’ systems directly support. In addition, our revenue has been positively impacted by higher service revenue due to a customer re-implementing their after-market program.

The revenue growth in 2023 was anticipated and is expected to continue based on our customers’ backlog, current demand and future forecasts. Management has been and remains committed to reducing production constraints in order to meet customer requests and support the significant revenue growth that has occurred in 2023 when compared to the same periods in 2022.

Gross Profit/Margin

Gross profit increased approximately $531,000, or 52%, for the three-month period ended June 30, 2023 when compared to the same period in 2022. The gross margin of 14.6% for the quarter ended June 30, 2023 was 2.9 percentage points higher than the margin of 11.7% for the same period in 2022. Gross profit benefited from the increased sales volumes, resulting in lower manufacturing costs and increased gross margins compared to the same period in 2022.

Gross profit decreased approximately $1,157,000, or (31%), for the six-month period ended June 30, 2023 when compared to the same period in 2022. The gross margin of 12.9% for the six- months ended June 30, 2023 was 7.7 percentage points lower than the margin of 20.6% for the same period in 2022. Although gross profit in 2023 benefited from the increased sales volumes, it was more than offset by unfavorable product mix, resulting in higher costs and lower gross margins when compared to the second quarter of 2022.

As noted in the first quarter, research and development (R&D) and certain insurance expenditures were reclassified from cost of goods sold to selling, general and administrative expenses, effective January 1, 2023. For the three- and six-month periods ended June 30, 2023, the reclassifications were approximately $507,000 and $902,000, respectively, as compared to the reclassified amounts of approximately $333,000 and $652,000, respectively, for the same periods in 2022. There was no impact to the Condensed Consolidated Statement of Operations due to the reclassification.

In addition to achieving significant topline growth in 2023, our business transformation strategic objective includes implementing continuous improvement, value stream and lean initiatives to create more efficient production processes to improve product flow, reduce the amount of work-in-process, and scrap inventory, leading to increased production output and reduced customer lead times and reduced backlog.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the three-month period ended June 30, 2023 of $3,269,000 increased approximately $1,361,000, or 71%, when compared to SG&A expenses of $1,908,000 during the same period in 2022. This significant increase is primarily due to non-recurring expenses of approximately $973,000 in 2023 that did not occur during the same period in 2022, and increased R&D and insurance expenses when compared to the same period in 2022.

Selling, general and administrative expenses (SG&A) for the six-month period ended June 30, 2023 of $5,444,000 increased approximately $1,443,000, or 36%, when compared to SG&A expenses of $4,001,000 during the same period in 2022. This significant increase is primarily due to significant, non-recurring expenses of approximately $1,174,000 in 2023 listed in the table below that did not occur during the same period in 2022, and increased R&D and insurance expenses when compared to the same period in 2022.

The table below summarizes the significant SG&A expense increases incurred by the Company in 2023:

	Three Months Ended	Six Month Ended
	June 30, 2023	June 30, 2023

	($000’s omitted)

Bank liquidity/refinancing costs	$504	$621
Proxy contest costs	184	242
OKC sale of assets - consulting costs	88	114
Corporate restructing costs	197	197
Total non-recurring costs	973	1,174

Insurance/R&D costs reclassed from COGS	174	250
Other costs	214	19
Increase in SG&A expense for 2023	$1,361	$1,443

Due to the significant increases above, the SG&A expenses as a percentage of revenue is higher for the three-and six-month periods ended June 30, 2023 when compared to the same periods in 2022. Management expected an increase in expenses based on the bank refinancing as noted in the first quarter 10-Q, however, the fees paid to the financial institution’s consultant were higher than anticipated. Also, we were heavily involved in a proxy contest that, although it had a favorable outcome, resulted in incremental costs when compared to the same period in 2022. The Corporate restructuring costs are due primarily to severance costs. Although significant to the three- and six-month periods ended June 30, 2023, these costs will not continue into the second half of 2023, therefore, SG&A expenses as a percentage of revenue will be more aligned with historical results.

Operating Loss

Operating Loss of ($1,712,000) for the three-month period ended June 30, 2023 increased approximately by ($830,000) when comparing to the loss from continuing operations of ($882,000) during the same period in 2022, as the improvement in gross profit of $531,000 was more than offset by the increase in SG&A expenses of $1,361,000 as noted above.

Operating Loss of ($2,903,000) for the six-month period ended June 30, 2023 increased approximately by ($2,600,000) when comparing to the loss from continuing operations of ($303,000) during the same period in 2022, driven by the lower gross profit of $1,157,000 and increased SG&A expenses of $1,443,000 as noted above.

Interest Expense

Interest expense increased by approximately $15,000, or 20%, for the three-month period ended June 30, 2023 when compared to the same period in 2022 due to the increase in funding from the line of credit that has occurred in 2023. Interest expense for the six-month period ended June 30, 2023 is consistent with the same period in 2022. See also Note 5, Indebtedness, of the accompanying condensed consolidated financial statements for information on the our outstanding debt.

Loss before Income Taxes

Loss before income taxes of ($1,801,000) for the three-month period ended June 30, 2023 increased approximately ($845,000) when compared to the loss before income taxes of ($956,000) during the same period in 2022, driven by higher SG&A expenses and partially offset by the improvement in gross profit.

Loss before income taxes of ($3,045,000) for the six-month period ended June 30, 2023 increased approximately ($2,624,000) when compared to the loss before income taxes of ($421,000) during the same period in 2022, driven by lower gross profit and higher SG&A expenses.

Income Taxes

Income tax expense of approximately $1,479,000 for three-month period ended June 30, 2023 increased approximately $1,646,000 when compared to the income tax benefit of ($167,000) during the same period in 2022. Income tax expense of approximately $1,063,000 for six-month period ended June 30, 2023 increased approximately $1,143,000 when compared to the income tax benefit of ($80,000) during the same period in 2022.

The significantly higher tax expense in the three and six-month period ended June 30, 2023 compared to tax benefits for the same periods in 2022 was the result of recording a valuation allowance (tax expense) of $3,182,000 against the net deferred tax assets of approximately $3,355,000 as of June 30, 2023. The allowance was based on management’s determination that the potential exists that it is more likely than not the Company will not realize the net deferred tax assets. Accordingly, no deferred tax assets are recorded on the consolidated balance sheet as of June 30, 2023.

Loss from Continuing Operations

Loss from continuing operations of ($3,280,000) for the three-month period ended June 30, 2023 increased approximately ($2,491,000) when compared to the net loss of ($789,000) for the same period in 2022 due to the reasons noted above. Loss from continuing operations of ($4,108,000) for the six-month period ended June 30, 2023 increased approximately ($3,767,000) when compared to the net loss of ($341,000) for the same period in 2022 due to the reasons noted above.

Loss from Discontinued Operation

Loss from discontinued operation of ($6,220,000) for the three-month period ended June 30, 2023 ($21,000 for the same period in 2022) and ($6,940,000) for the six-month period ended June 30, 2023 ($144,000 for the same period in 2022) represents the loss on sale of certain assets of OKC, estimated costs associated with discontinuing and winding down the OKC operations and divesting the CPG business, impairment charges related to OKC’s real property, and operating losses for the three- and six-month periods ended June 30, 2023.

Liquidity and Capital Resources

	Six months ended June 30,
($000’s omitted)	2023	2022

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(5,141)	$(74)
Investing Activities	$(403)	$(390)
Financing Activities	$3,196	$(4,390)
Discontinued Operation	$(568)	$241

FINANCIAL POSITION:
Working Capital	$20,766	$29,548
Long-term Debt	$—	$381

CAPITAL EXPENDITURES (1):	$(403)	$(428)

(1)	NET OF PROCEEDS FROM SALE OF EQUIPMENT

Operating Activities:

We used approximately $5,141,000 in cash from operations during the six-month period ended June 30, 2023 and used approximately $74,000 for the same period in 2022. The use of cash in 2023 is due primarily to the loss from continuing operations of $4,108,000, and the significant increase in accounts receivable of $2,663,000 due to the 18% growth in revenue from the first quarter to second quarter of 2023. This use of cash was partially offset by the source of cash related to the increase in accounts payable by $1,064,000 and a non-cash decrease in deferred income taxes by $1,072,000.

We had working capital of approximately $20,766,000 and $29,548,000 at June 30, 2023 and June 30, 2022, respectively, of which approximately $896,000 and $4,820,000 at June 30, 2023 and June 30, 2022, respectively, was comprised of cash and restricted cash. The reduction in working capital in 2023 is due primarily to the cash used to fund operating losses and the impairment of assets resulting from the sale of assets and discontinued operation of OKC.

Our new Credit Facility of $7,000,000 as of June 27, 2023, which represents an increase in the borrowing base of $3,100,000 compared to the previous financial institution’s line of credit of $3,900,000 effective June 29, 2023, provides us with the adequate capital needed to run our operations and reinvest in our business. Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

Investing Activities:

We used approximately $403,000 in cash from investing activities during the six-month period ended June 30, 2023 and used approximately $390,000 during the same period in 2022. The investing activities were primarily for machinery and equipment and building improvements.

Financing Activities:

Our primary source of cash in our financing activities of approximately $3,196,000 during the six-month period ended June 30, 2023 results primarily from funding received on our Credit Facility of $3,638,000 to payoff the loan with the previous lender on June 28, 2023, net of principal payments on equipment financing obligations of approximately $501,000. Our primary use of cash in our financing activities of approximately $4,390,000 in the six-month period ended June 30, 2022 was due to the repayment on the line of credit with the previous lender of $4,250,000 and principal payments on equipment financing obligations of approximately $140,000.

Ongoing Liquidity Considerations

We have incurred a significant net loss in 2023, which may raise doubt about our ability to continue as a going concern. However, the net loss from continuing operations was negatively impacted by non-recurring SG&A expenses and a non-cash increase to income tax expense (see Note 8), both of which significantly impacted our net losses in 2023. The net loss from discontinued operations (see Note 2) was primarily driven by non-cash impairment charges, as we expect the proceeds from the sale of assets will offset the cash expenditures required to wind down the OKC operations and divest the CPG segment. Therefore, based on the disposal of the unprofitable CPG segment, the current forecasted revenue and customer backlog, continued production improvements and efficiencies, and the new Credit Facility that was secured during the quarter, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated.

Management Summary

The losses incurred in the fourth quarter of 2022 and in first quarter of 2023 were predominately driven by management’s decision to maintain our experienced and knowledgeable workforce during the pandemic years and hire ahead of expected higher customer demand. We have experienced growing customer demand since the middle of 2022, causing an increase in inventory purchases and higher usages of cash during this time period. We have seen the positive affect of our investments in the workforce through our revenue growth in 2023. Based on the customer backlog and current demand, production improvements and increased output, we expect revenue for the second half of 2023 to be higher compared to the $19,709,000 for the six-months ended June 30, 2023.

In addition to achieving significant topline growth in 2023, our business transformation strategic objective has included implementing continuous improvement and lean initiatives to create more efficient production processes to improve product flow and reduce the amount of work-in-process and scrap inventory, which has resulted in higher gross profit and margins compared to the prior two quarters. We anticipate the gross profit and margins to continue improving for the second half of 2023.

Included in our operating expenses, we have incurred significantly higher, non-recurring SG&A expenses of approximately $973,000 during the three months ended June 30, 2023 and $1,174,000 for the six months ended June 30, 2023, related primarily to bank refinancing, proxy contest, and corporate restructuring costs. Excluding these incremental costs, total operating expenses (as a % of revenue) was comparable to the same periods in 2022. We remain focused on sustaining operating expenses more aligned with historical results.

As communicated, we made the decision to sell certain assets and discontinue the operations of OKC during second half of 2023. The OKC operations were not profitable, having incurred historical losses including the loss of $1,490,000 for the six months ended June 30, 2023. Discontinuing the OKC business and divesting the CPG business segment, which were completely unrelated to and lacked synergies with our core, servo control business, will allow us to focus on driving topline growth, improving margins through production efficiencies, generating profits, and ultimately, enhancing shareholder value.

Finally, we incurred significant tax expense of approximately $1,479,000 for the three months ended June 30, 2023 and $1,063,000 for the six months ended June 30, 2023 related to the establishment of a full valuation reserve against our deferred tax assets, resulting in no recognition of these assets on our balance sheet as of June 30, 2023. Our decision was driven by the loss from continuing and discontinued operations during the second quarter of 2023, which significantly increased the amount of net operating losses included in the deferred tax assets. Although a significant impact to the operating results in 2023, we believe that our continued operating improvements will generate profits and allow the reversal of the valuation reserve and utilize the net operating loss carryforwards against future taxable income.

Non-GAAP Measures

Adjusted SG&A Expenses, Adjusted Operating Loss and Adjusted Operating Margin are provided for information purposes only and are not measures of financial performance under GAAP.

We believe the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating our operating results distinct from results that include certain non-recurring items that are not indicative of our core operating performance. These non-GAAP disclosures have limitations as analytical tools, should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net operating income (loss) determined in accordance with GAAP.

We have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We encourage readers to rely upon the GAAP numbers, but include the non-GAAP financial measures as supplemental metrics to assist readers to illustrate the operating improvements made in 2023 from our growth in revenue, improvement in gross profit/margins, and lower adjusted operating losses. See the reconciliation below:

(000’s omitted)	Three Months Ended
	June 30, 2023	Mar 31, 2023	Dec 31, 2022
Revenue	$10,649	$9,060	$8,446

Cost of goods sold	9,092	8,072	8,212
Gross Profit	1,557	988	234
Gross Margin	14.6%	10.9%	2.8%

SG&A Expenses	3,269	2,179	1,702
Less: Nonrecurring Expenses	(973)	(201)	—
Adjusted SG&A Expenses	2,296	1,978	1,702
as a % of Revenue	21.6%	21.8%	20.2%

Operating Loss	(1,712)	(1,192)	(1,468)
Less: Nonrecurring Expenses	(973)	(201)	—
Adjusted Operating Loss	$(739)	$(991)	$(1,468)
Adjusted Operating Margin	(6.9)%	(10.9)%	(17.4)%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of June 30, 2023. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Form 10-K for the year ended December 31, 2022.

Changes in Internal Controls

As reported in the Company’s Form 10-K for the years ended December 31, 2021 and 2022, management identified certain control deficiencies that, individually and in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting. The Company began its remediation efforts in 2021 and continues with its remediation plan which includes a comprehensive technology assessment by a third party, including the establishment and implementation of an information technology strategy and improvement of its risk assessment and documentation over the monitoring of internal controls. The remediation will be completed for the year ended December 31, 2023. There have been no changes during the period covered by this report to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Notwithstanding the existence of the above-mentioned material weakness, the Company believes that the condensed consolidated financial statements in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth in Note 9, Litigation, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of June 30, 2023, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the six-month period ended June 30, 2023.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(c) Trading Plans

During the three months ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: August 10, 2023

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Robert A. Fraass, Chief Financial Officer
Robert A. Fraass
Chief Financial Officer