Form 10-Q
period 2023-09-30
SERVOTRONICS INC /DE/
filed 2023-11-09
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2023
Common Stock, $.20 par value	2,496,211

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Reclassified)
Current assets:
Cash	$158	$3,812
Cash, restricted	150	—
Accounts receivable, net	12,297	8,453
Inventories, net	15,048	14,286
Prepaid income taxes	139	138
Other current assets	727	477
Assets related to discontinued operation	1,981	9,528
Total current assets	30,500	36,694

Property, plant and equipment, net	7,172	7,355
Deferred income taxes, net	—	1,072
Other non-current assets	42	173
Total Assets	$37,714	$45,294

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,164	$—
Current portion of eqiupment financing and capital leases	—	501
Current portion of post retirement obligation	87	87
Accounts payable	2,958	1,840
Accrued employee compensation and benefits costs	1,286	1,057
Accrued warranty	544	581
Other accrued liabilities	925	396
Liabilities related to discontinued operation	1,741	1,745
Total current liabilities	9,705	6,207
Post retirement obligation	3,996	3,975

Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,496,211 (2,483,318 - 2022) shares	525	523
Capital in excess of par value	14,603	14,556
Retained earnings	12,489	23,741
Accumulated other comprehensive loss	(2,295)	(2,337)
Employee stock ownership trust commitment	(157)	(157)
Treasury stock, at cost 91,570 (104,464 - 2022) shares	(1,152)	(1,214)
Total shareholders’ equity	24,013	35,112
Total Liabilities and Shareholders’ Equity	$37,714	$45,294

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$11,582	$8,823	$31,291	$26,739

Costs of goods sold, inclusive of depreciation and amortization	9,083	7,596	26,252	21,814
Gross profit	2,499	1,227	5,039	4,925

Operating expenses:
Selling, general and administrative	2,219	1,918	7,663	5,919
Total operating costs and expenses	11,302	9,514	33,915	27,733
Operating income/(loss)	280	(691)	(2,624)	(994)

Other (expense)/income:
Interest expense	(98)	(50)	(239)	(194)
Gain on sale of equipment	—	—	—	26
Total other (expense)/income, net	(98)	(50)	(239)	(168)

Income/(loss) from continuing operations before income taxes	182	(741)	(2,863)	(1,162)

Income tax benefit/(expense)	—	154	(1,063)	234
Income/(loss) from continuing operations	182	(587)	(3,926)	(928)
(Loss)/income from discontinued operation, net of tax (Note 2)	(386)	271	(7,326)	127
Net loss	$(204)	$(316)	$(11,252)	$(801)

Basic and diluted income/(loss) per share
Continuing operations	$0.07	$(0.24)	$(1.59)	$(0.38)
Discontinued operation	(0.16)	0.11	(2.97)	0.05
Basic and diluted loss per share	$(0.09)	$(0.13)	$(4.56)	$(0.33)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($000’s omitted)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(204)	$(316)	$(11,252)	$(801)

Other comprehensive income items:
Actuarial gains	17	28	42	84
Income tax provision on actuarial gains	—	(6)	—	(18)
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	17	22	42	66

Total comprehensive loss	$(187)	$(294)	$(11,210)	$(735)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows related to operating activities:
Loss from continuing operations	$(3,926)	$(928)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	790	751
Stock based compensation	110	126
Decrease in allowance for credit losses	8	5
Increase (decrease) in inventory reserve	34	(112)
(Decrease)increase in warranty reserve	(37)	32
Deferred income taxes	1,077	24
Gain on sale of equipment	—	(26)
Change in assets and liabilities:
Accounts receivable	(3,852)	(3,772)
Inventories	(796)	1,928
Prepaid income taxes	(1)	527
Other current assets	(250)	(233)
Accounts payable	1,118	1,467
Accrued employee compensation and benefit costs	229	(66)
Post retirement obligations	59	86
Other accrued liabilities	529	44
Net cash used in operating activities from continuing operations	(4,908)	(147)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(606)	(879)
Proceeds from sale of assets	—	38
Net cash used in investing activities from continuing operations	(606)	(841)

Cash flows related to financing activities:
Advances on line of credit, net of payments	2,164	—
Principal payments on long-term debt	—	(4,250)
Principal payments on equipment financing lease obligations	(501)	(210)

Net cash provided by (used in) financing activities from continuing operations	1,663	(4,460)
Discontinued Operation
Cash (used in) provided by operating activites	(1,753)	151
Cash provided by investing activities	2,100	—
Net cash provided by operating and investing activities from discontinued operation	347	151
Net decrease in cash and restricted cash	(3,504)	(5,297)
Cash and restricted cash at beginning of period	3,812	9,433
Cash and restricted cash at end of period	$308	$4,136

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Servotronics, Inc. and its subsidiaries (the “Company”) currently design, manufacture and market servo-control components and other advanced technology products for aerospace, military and medical applications.  The Company was incorporated in New York in 1959.  In 1972, the Company was merged into a wholly-owned subsidiary organized under the laws of the State of Delaware, thereby changing the Company’s state of incorporation from New York to Delaware.  The Company’s shares currently trade on the New York Stock Exchange (NYSE American) under the symbol SVT.

Until 2023, the Company had operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which had been strategic business units that offered different products and services.  Operations in ATG include the servo-control components (i.e., torque motors, control valves, etc.), and the CPG operations which were divested in 2023 included the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies.

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

As communicated in the June 30, 2023 10-Q filing, the Company executed an Asset Purchase Agreement (“APA”) with the third party to sell the assets of OKC, which closed on August 1, 2023.  Management intends to wind down the OKC operations during the remainder of 2023.  Accordingly, the results of operations of OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Condensed Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets.  The “Loss from Discontinued Operation, net of tax” is included in the net loss on the Condensed Consolidated Statements of Comprehensive Loss, and the cash used by operating activities from the discontinued operation is included in the “Discontinued Operation” section of the Condensed Consolidated Statements of Cash Flows.

The accompanying unaudited condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the three- and nine-months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  The consolidated financial statements should be read in conjunction with the 2022 annual report and the notes thereto.

The 2022 financial information included in the aforementioned Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations were reclassified to conform with the discontinued operations presentation.  Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from the Company’s continuing operations, unless otherwise noted.  Refer to Note 2, Discontinued Operation and Assets and Liabilities Related to Discontinued Operation, for further discussion.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flows in thousands.

	September 30,	December 31,
	2023	2022

	($000’s omitted)
Cash	$158	$3,812
Restricted cash	150	—
Total cash and restricted cash	$308	$3,812

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking and savings accounts. The restricted cash of $150,000 as of September 30, 2023 (no outstanding balance as of December 31, 2022) represents collateral with a financial institution.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions. The allowance for credit losses amounted to approximately $124,000 and $116,000 as of September 30, 2023 and December 31, 2022, respectively. The Company does not accrue interest on past due receivables.

The Company evaluated the accounting standards update related to the Current Expected Credit Losses (“CECL”) and determined that the pronouncement does not have a material effect on the financial position, results of operations or cash flows of the Company.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service sales, principally representing repair, are recognized at the time of performance of repairs or services provided.  The costs incurred for nonrecurring engineering, development and repair activities of our products under agreements with commercial customers are expensed as incurred. Subsequently, the revenue is recognized as products are delivered to the customers with the approval by the customers.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of September 30, 2023, and December 31, 2022 under the guidance of ASC 460 the Company has recorded a warranty reserve of approximately $544,000 and $581,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $636,000 and $602,000 at September 30, 2023 and December 31, 2022, respectively. Pre-production and start-up costs are expensed as incurred.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its Condensed Consolidated Balance Sheets as of September 30, 2023 or December 31, 2022, and did not recognize any interest and/or penalties in its Condensed Consolidated Statements of Operations during the periods ended September 30, 2023 and September 30, 2022. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of September 30, 2023 and December 31, 2022. The 2019 through 2022 federal and state tax returns remain subject to examination.

Supplemental Cash Flow Information

There were income tax refunds received of approximately $0 and $811,000 for the nine-month periods ended September 30, 2023 and 2022, respectively. Income taxes paid amounted to approximately $2,000 and $50,000 for the nine-month periods ended September 30, 2023 and 2022, respectively. Interest paid during the nine-month periods ended September 30, 2023 and 2022 amounted to approximately $98,000 and $76,000, respectively.

Employee Stock Ownership Plan

Contributions to the employee stock ownership plan are determined annually by the Company according to plan formula.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable based on undiscounted future operating cash flow analyses. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.  Due to the losses incurred over recent periods, the Company performed a test for recoverability of the long-lived assets by comparing the carrying value to the future undiscounted cash flows that are expected to be generated by the asset group.   Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

The Company’s strategic decision to sell certain assets of OKC resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property as of September 30, 2023 in accordance with Accounting Standards Codification (“ASC”) 360-10-45-9 Impairment or Disposal of Long-Lived Assets. Refer to Note 2, Discontinued Operation and Assets and Liabilities Related to Discontinued Operation, for further discussion.

The Company has determined that no other impairment of long-lived assets existed as of September 30, 2023 and December 31, 2022, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties.

Reclassifications

Certain balances as previously reported were reclassified to classifications adopted in the current period.

Effective January 1, 2023, the research and development and certain insurance expenditures of approximately $568,000 and $1,470,000 for the three- and nine-months ended September 30, 2023 are reflected in selling, general and administrative operating expenses. Accordingly, approximately $377,000 and $1,029,000 for the three- and nine-months ended September 30, 2022 was reclassified from cost of goods sold to selling, general and administrative for the same period in 2022. There was no impact to the Condensed Consolidated Statement of Operations due to the reclassification.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative on the Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements Adopted

Effective January 1, 2023, the Company adopted the Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued by the Financial Accounting Standards Board (“FASB”) which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of operations as the amounts expected to be collected change.

The adoption of ASU 2016-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are of significance, or potential significance, to the Company.

2.	Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

As disclosed in the Company's Form 10-Q as of June 30, 2023, the Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” criteria and represented a strategic shift that had a significant impact on the Company’s operations and financial results under ASC 205-20-45-9 Discontinued Operations. Therefore, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (as reclassified). The operating results, the loss on sale of assets, wind down costs, and impairment of long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2023 and September 30, 2022, respectively.

Under the terms of the APA, which divestiture closed on August 1, 2023, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to the buyer for approximately $2,196,000 (original purchase price of $2,100,000 for the period ending June 30, 2023), which resulted in a change in purchase price and estimated loss on the sale of assets of $96,000 for the three-month period ending September 30, 2023 based on asset purchase reconciliations.  In accordance with the sale, the Company evaluated whether the fair value of OKC assets sold ($2,196,000), less estimated costs to sell, exceeded the net carrying values.  The Company concluded that the net carrying values exceeded the fair value, less estimated costs to sell, resulting in an estimated impairment charge of approximately $3,127,000 (original estimate of $3,223,000 for the period ending June 30, 2023).  This impairment charge is included in the Loss from Discontinued Operation for the nine-month period ending September 30, 2023.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, as a direct result of selling OKC’s assets, management’s focus on winding down the OKC operations, and actively marketing the real property for sale, the Company incurred an impairment charge of approximately $1,098,000 related to the real property based on independent, third party appraisals (less estimated costs to sell).  Estimated wind down costs of approximately $1,208,000 ($1,129,000 for the period ending June 30, 2023 and included in the other accrued liabilities caption within the table presented below), were recorded for key employee retention agreements, employee severance agreements, and supplier purchase order obligations currently in negotiations.  This resulted in additional costs of $79,000 for the three-month period ending September 30, 2023.  This aggregate total of approximately $2,306,000 is included in the Loss from Discontinued Operation for the nine-month period ending September 30, 2023.

Finally, OKC’s operating losses of approximately $403,000 and $1,893,000 for the three- and nine-month periods ended September 30, 2023, respectively, are also included in the Loss from Discontinued Operation (compared to Income from Discontinued Operation of $271,000 and $127,000 for the three- and nine-month periods ended September 30, 2022, respectively, as reclassified).

Based on the above, the total Loss from Discontinued Operation, net of tax, is approximately $386,000 and $7,326,000 for the three- and nine-month periods ended September 30, 2023, respectively (compared to Income from Discontinued Operation of approximately $271,000 and $127,000 for the three- and nine-months ended September 30, 2022, respectively, as reclassified), and had a significant impact on the Company’s financial position in 2023.

As shown in the Statement of Cash Flows and disclosed in Note 1, the sale of OKC assets occurred on August 1, 2023 and the cash proceeds received of $2,100,000 were used to paydown the outstanding line of credit during the third quarter (current balance outstanding of approximately $2,164,000 as of September 30, 2023 compared to approximately $3,697,000 outstanding as of June 30, 2023) and fund the discontinued operations.

Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

	($000’s omitted)
Net Sales	$336	$2,168
Operating costs	(739)	(1,897)
Loss/(income) from discontinued operation	(403)	271
Loss from discontinued operation - impairment and divestiture costs	(79)	—
Change in purchase price	96	—
(Loss)/income from discontinued operation before income taxes	(386)	271
Income tax benefit	—	—
(Loss)/income from discontinued operation, net of tax	$(386)	$271

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

	($000’s omitted)
Net Sales	$3,423	$6,650
Operating costs	(5,316)	(6,523)
(Loss)/income from discontinued operation	(1,893)	127
Loss from discontinued operation - impairment and divestiture costs	(2,306)	—
Estimated loss on sale of assets	(3,127)	—
(Loss)/income from discontinued operation before income taxes	(7,326)	127
Income tax benefit	—	—
(Loss)/income from discontinued operation, net of tax	$(7,326)	$127

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Condensed Consolidated Balance Sheets, are as follows:

	September 30, 2023	Dec 31, 2022

	($000’s omitted)
Accounts receivable, net	$335	$1,016
Prepaid assets	96	313
Inventories, net	—	4,766
Machinery and equipment, net	—	567
Patents and trademark, net	—	140
Building and improvements, net	1,550	2,726
Assets related to discontinued operation	$1,981	$9,528

Accounts payable	$777	$1,272
Accrued employee compensation and other costs	964	473
Liabilities related to discontinued operation	$1,741	$1,745

The OKC assets not being sold under the terms of the APA include accounts receivable, prepaid assets, and the building totaling $1,981,000 as of September 30, 2023.  The Company retains and will liquidate these assets in conjunction with the wind down of the OKC operations during the remainder of 2023.  The accounts receivable of approximately $335,000 represents amounts due from customers and from the buyer of OKC’s assets in accordance with the terms of the APA, and is net of a reserve for credit losses of approximately $100,000. In addition, the OKC liabilities not assumed under the terms of the APA include the accounts payable and accrued expenses totaling approximately $1,741,000 as of September 30, 2023.

3.	Inventories

	September 30,	December 31,
	2023	2022

	($000’s omitted)
Raw material and common parts	$7,926	$7,199
Work-in-process	7,172	6,490
Finished goods	586	1,199
	15,684	14,888
Less inventory reserve	(636)	(602)
Total inventories	$15,048	$14,286

Subassembly inventory of approximately $3,554,000 was reclassified from raw material and common parts to work-in-process as of September 30, 2023 ($3,504,000 was reclassified as of December 31, 2022).

4.	Property, Plant and Equipment

	September 30,	December 31,
	2023	2022

	($000’s omitted)
Buildings	$8,411	$7,838
Machinery, equipment and tooling	15,305	14,526
Construction in progress	257	1,002
	23,973	23,366
Less accumulated depreciation and amortization	(16,801)	(16,011)
Total property, plant and equipment	$7,172	$7,355

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense amounted to approximately $272,000 and $230,000 for the three-months ended September 30, 2023 and 2022, respectively. Amortization expense primarily related to Right of Use (“ROU”) assets amounted to approximately $6,000 and $6,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense amounted to approximately $790,000 and $751,000 for the nine-months ended September 30, 2023 and 2022, respectively. Amortization expense, primarily related to ROU assets, amounted to approximately $18,000 and $18,000 for the nine-months ended September 30, 2023 and 2022, respectively.

The Company’s ROU assets included in machinery, equipment and tooling had a net book value of approximately $166,000 as of September 30, 2023 ($185,000 as of December 31, 2022).

As of September 30, 2023, there is approximately $257,000 ($1,002,000 as of December 31, 2022) of construction in progress (CIP) included in property, plant and equipment, all of which is related to capital projects. There is approximately $248,000 in CIP for machinery and equipment and approximately $9,000 for building improvements at the Advanced Technology Group.

5.	Indebtedness

	September 30,	December 31,
	2023	2022

	($000’s omitted)

Line of credit payable to a financial institution; Interest rate is the greater of prime or 7% plus 1% per annum. (Interest rate 9.5% as of September 30, 2023) (A)	$2,164	$—

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor factor 1.79553% - 1.869304% at time of funding) (B)	—	491

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor 1.822758% - 1.869304% at time of funding) (C)	—	10
	2,164	501
Less current portion	(2,164)	(501)
Long term debt	$—	$—

A)

On June 27, 2023, the Company entered into a three-year financing agreement with a financial lending institution for an asset-based line of credit (the “Credit Facility”) with a maximum revolving credit of $7,000,000. The borrowing base under the Credit Facility is determined using 85% of eligible domestic and foreign accounts receivable balances, less any other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The balance outstanding on the Credit Facility is approximately $2,164,000 as of September 30, 2023 (no balance outstanding as of December 31, 2022). The interest rate on the Credit Facility is equal to the greater of prime rate (as defined by JP Morgan Chase Bank) or 7% plus 1% per annum. The Company capitalized approximately $104,000 of loan origination costs related to the Credit Facility, which is collateralized by the Company’s assets.

In accordance with ASC 470-10-45-5 Classification of Revolving Credit Agreements Subject to Lock-Box Arrangements and Subjective Acceleration Clauses, borrowings outstanding under the Credit Facility that includes both a subjective acceleration clause and requirement to maintain a lock-box arrangement must be considered short-term obligations. As the Credit Facility includes both of the provisions, the outstanding balance of $2,164,000 is classified as a current liability on the Condensed Consolidated Balance Sheet as of September 30, 2023.

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters. The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than $10,000,000. The Company has met both covenant requirements as of September 30, 2023.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B)

The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable and the term was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was no balance outstanding as of September 30, 2023 ($491,000 outstanding as of December 31, 2022).

C)

The Company had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018. This line was non-revolving and non-renewable and the term was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. There was no balance outstanding as of September 30, 2023 ($10,000 outstanding as of December 31, 2022).

Concerns about the Company’s ability to meet obligations as they become due were raised during the first half of 2023 based on the 2023 year-to-date net loss, the working capital requirements, and the bank refinancing required based on the previous banking relationship.  However, the net loss from continuing operations was negatively impacted by non-recurring SG&A expenses (see MD&A) and income tax expense (see Note 8), both of which had a significant impact on the results from continuing operations.  Also, the net loss from discontinued operation was driven by Management’s deliberate focus on exiting the CPG business segment, which resulted in significant, non-recurring impairment charges based on the fair value of OKC assets sold (see Note 2).  Therefore, Management believes that the disposal of the unprofitable CPG segment, the continued execution of sequential revenue growth in 2023, the forecasted revenue and customer backlog for the remainder of 2023 and 2024, the continued production improvements and efficiencies resulting in improved gross margins, and the availability of funds under the new Credit Facility to support working capital needs, have alleviated any doubt regarding the Company’s ability to continue as a going concern.

6.	Postretirement Benefit Plan

The Company provides certain postretirement benefits for two former executives of the Company (the Plan). Under the Plan, the Company pays the annual cost of health insurance coverage and provides life insurance at the same level of coverage provided to the former employees at the time of termination of employment. The Plan also provides a benefit to reimburse the participants for certain out-of-pocket medical or health related expenses. The participants’ benefits under the Plan cease upon the death of the former executives. The Plan is unfunded and the actuarially determined future accumulated postretirement benefit obligation at September 30, 2023 and December 31, 2022 was approximately $4,083,000 and $4,062,000, respectively and has been accrued and reflected in Post Retirement Obligation in the accompanying Condensed Consolidated Balance Sheets.

Benefit costs for the three-months ended September 30, 2023 and 2022 totaled $65,000 and $70,000, respectively. Benefit costs for the nine months ended September 30, 2023 and 2022 totaled $195,000 and $208,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Shareholders’ Equity

	Nine-month Period Ended September 30, 2023
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income/(Loss)	Common Stock	par value	ESOT	stock	equity
December 31, 2022	$23,741	$(2,337)	$523	$14,556	$(157)	$(1,214)	$35,112

Retirement benefits adjustment	—	13	—	—	—	—	13
Stock based compensation	—	—	—	17	—	24	41
Net Loss	(1,547)	—	—	—	—	—	(1,547)

March 31, 2023	$22,194	$(2,324)	$523	$14,573	$(157)	$(1,190)	$33,619

Retirement benefits adjustment	—	12	—	—	—	—	12
Stock based compensation	—	—	1	14	—	18	33
Net Loss	(9,500)	—	—	—	—	—	(9,500)

June 30, 2023	$12,694	$(2,312)	$524	$14,587	$(157)	$(1,172)	$24,164
Retirement benefits adjustment	—	17	—	—	—	—	17
Stock based compensation	—	—	1	16	—	20	37
Net Loss	(205)	—	—	—	—	—	(205)

September 30, 2023	$12,489	$(2,295)	$525	$14,603	$(157)	$(1,152)	$24,013

	Nine-month Period Ended September 30, 2022
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive		excess of		Treasury	shareholders’
	Earnings	Income/(Loss)	Common Stock	par value	ESOT	stock	equity
December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	2	—	23	25
Net Income	325	—	—	—	—	—	325

March 31, 2022	$26,183	$(3,886)	$523	$14,502	$(258)	$(1,326)	$35,738

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	7	—	35	42
Net Loss	(810)	—	—	—	—	—	(810)

June 30, 2022	$25,373	$(3,864)	$523	$14,509	$(258)	$(1,291)	$34,992

Retirement benefits adjustment	—	22	—	—	—	—	22
Stock based compensation	—	—	—	26	—	33	59
Net Loss	(316)	—	—	—	—	—	(316)

September 30, 2022	$25,057	$(3,842)	$523	$14,535	$(258)	$(1,258)	$34,757

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2023, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Included in the nine-month period ended September 30, 2023 and September 30, 2022 is approximately $110,000 and $126,000, respectively, of stock-based compensation expense related to the restrictive share awards. The Company has approximately $276,000 of stock-based compensation expense related to unvested shares to be recognized over the requisite service period.

		Weighted Average
		Grant Date Fair
	Shares	Value
Restricted Share Activity:
Unvested at December 31, 2022	27,010	$11.09
Granted in 2023	12,894	$11.85
Vested in 2023	(15,794)	$11.18
Unvested at September 30, 2023	24,110	$11.43

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	($000’s omitted except per share data)
Income/(loss) from continuing operations	$182	$(587)	$(3,926)	$(928)
(Loss)/income from discontinued operation	(386)	271	(7,326)	127
Net loss	$(204)	$(316)	$(11,252)	$(801)
Weighted average common shares outstanding (basic)	2,472	2,424	2,465	2,427
Unvested restricted stock	24	15	24	15
Weighted average common shares outstanding (diluted)	2,496	2,442	2,489	2,442
Basic and diluted earnings per share
Continuing operations	$0.07	$(0.24)	$(1.59)	$(0.38)
Discontinued operation	(0.16)	0.11	(2.97)	0.05
Basic and diluted earnings per share	$(0.09)	$(0.13)	$(4.56)	$(0.33)
8.

8.	Income Taxes

The income tax expense in the Condensed Consolidated Statements of Operations is $0 and approximately $1,063,000 for the three- and nine-months ended September 30, 2023, respectively, compared to an income tax benefit of approximately $154,000 and $234,000 for the three- and nine-months ended September 30, 2022, respectively.  The tax expense is the result of recording a valuation allowance (tax expense) during the second quarter against the net deferred tax assets. The valuation allowance was recorded due to management determining that the potential exists that it is more likely than not that the Company will not realize the net deferred tax assets.  Accordingly, no deferred tax assets are recorded on the Condensed Consolidated Balance Sheet as of September 30, 2023.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate expense for the three-and nine-month month period ended September 30, 2023, is 0% and 10.4%, respectively, compared to an effective tax rate benefit for the three-and nine-month period ended September 30, 2022, of 32.8% and 22.6%, respectively. The difference between the statutory rate of 21% and the effective tax rate expense in 2023 is due to the recording of a valuation allowance against the net deferred tax assets in 2023.

9.	Commitments and Contingencies

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

During the third quarter of 2023, the Company entered into further discussions with a particular customer regarding product liability costs and customer damages (the claim) resulting from non-conforming product shipped to the customer in the prior years. The Company’s insurance carrier was put on notice of this claim in 2022. The Company has fully cooperated with the insurance carrier’s investigation of the claim, which remains ongoing. While investigating the claim, Management previously determined that the risk of loss was remote. According to the customer’s claim, a non-conformance occurred due to the existence of foreign object debris in the product, resulting in damages to the customer and to the customer’s end user. Based on the latest correspondence, management has determined that the current range of exposure for this claim is approximately $250,000 to $1,000,000. Accordingly, the Company has reserved $500,000 as a reasonable settlement amount as of September 30, 2023. The Company’s insurance carrier has not issued any written coverage position, reservation of rights, or denial of coverage relative to the claim. The Company anticipates settling this claim with the customer by the first half of 2024, with a portion of such settlement expected to be covered by insurance.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2023 and 2022, approximately 90% and 85%, respectively, were derived from the sale of products to a small base of customers. During the nine months ended September 30, 2023, approximately 15% of our purchases for products were derived from one supplier (no significant suppliers for the nine months ended September 30, 2022).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

As disclosed in the accompanying Condensed Consolidated Financial Statements, we executed an APA with a third party on July 10, 2023 to sell certain assets and wind down the operations of OKC (the CPG business segment) during the second half of 2023. Therefore, the management discussion and analysis below pertain only to the results of operations of the Company’s continuing operations (servo controls), unless otherwise noted.

Favorable to us, the aviation and aerospace industries are currently experiencing the expansion phases of their business cycles. However, like most industries, they face evolving challenges on a global basis.  Our operations can be affected by the trends of the economy, including interest rates, income tax laws, government regulation, legislation, and other factors. In addition, uncertainties in today’s global economy, competition from expanding manufacturing capabilities and technical sophistication of low-cost developing countries and emerging markets, currency policies in relation to the U.S. dollar of some major foreign exporting countries, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of our customers to fund long-term purchase programs, volatile market demand and the continued market acceptance of our advanced technology products make it difficult to predict the impact on future financial results.

The global market is sensitive to domestic and foreign economic conditions and policies as well, which may create volatility in operating results from period to period.  For example, the airline industry is sensitive to fuel price increases and economic conditions.  These factors directly impact the demand for aircraft production as well as the amount of repair and overhaul required on in-service aircraft.

Consistent with the evolving requirements of the aerospace industry, companies are increasingly being requested to operate under long-term agreements with their customers on the basis of fixed prices, targeted year-to-year price reductions and/or year-to-year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously sought within our concept of continuous improvement.  Our products are labor intensive and as such, productivity improvements are expected to have positive effects on our operating results. However, increased costs for raw materials, purchased parts and/or labor have the reverse effect.

If any adverse economic events reduce the number of airliners and/or aircraft being produced by our relevant prime contractors, the negative effects of that reduction will in turn flow down through the supply chain. Also, certain major manufacturers have successfully imposed extended payment terms to their suppliers. At times, these extended payment terms are not available to us when purchasing raw materials such as aluminum, magnetic material, steel and/or other product support items and services. If our customers delay their payments until after the extended due date or fail to pay, it could adversely impact our operating results and cash flow.  During 2022 and continuing through the period ended September 30, 2023, inflation has negatively impacted our input costs, primarily for labor and materials.  Supply chain disruptions, labor shortages, and global inflation have remained persistent in 2023.

We continue to engage in business development efforts in our primary markets and are broadening our activities to include new domestic and foreign markets that are consistent with our core competencies. We believe our business remains particularly well-positioned in the strong commercial aircraft market driven by the replacement of older aircraft with more fuel-efficient alternatives and the increasing demand for air travel in emerging markets.

Business Environment

We continue to experience supply chain challenges, as well as cost inflation for parts and components and expect inflationary and supply chain constraints to continue for the remainder of 2023.  Any interruption of the continuous flow of material and product parts that are required for the manufacture of our products could adversely impact our ability to meet customers’ delivery requirements.  Although our customer demand and backlog continue to be strong, actual scheduled shipments may be delayed and/or changed as a function of our customers’ final delivery determinations based on changes in the global economy and other external factors.

Our strategy continues to emphasize growth, maximizing our operations and resources requiring continued dedicated performance from our personnel.  In our key markets and business arenas, there is substantial competition for the services of the highest performing individuals.  Any unplanned replacement of such personnel may require the hiring of new personnel on an expedited basis and may temporarily interrupt our operations and efforts for continuous improvement.  We have seen a steady improvement in employee retention in 2023 which has helped us to continue strengthening and expanding our core competencies, while improving our margins and earnings by controlling costs in all aspects of our business.

Our strategy has also included the decision to exit the CPG business segment during the second quarter of 2023 as previously disclosed, resulting in the sale of certain assets of OKC on August 1, 2023.  Management plans to divest the CPG segment during the remainder of 2023 and sell the real property associated with this segment.  Exiting this business segment will allow us to focus solely on driving revenue growth, profitability, and shareholder value for the servo controls business.

Results of Operations

The following table compares ATG’s statements of operations data for the three-months and nine-months ended September 30, 2023 and 2022 ($000’s omitted):

	($000’s omitted)
	Three Months Ended
	September 30,
	2023		2022		2023 vs 2022
		% of		% of	Dollar	% Favorable
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenue	$11,582	100.0%	$8,823	100.0%	$2,759	31.3%
Cost of goods sold, inclusive of depreciation and amortization	(9,083)	78.4%	(7,596)	86.1%	(1,487)	(19.3)%
Gross Profit	2,499	21.6%	1,227	13.9%	1,272	103.7%
Gross margin %	21.6%		13.9%

Selling, general and administrative	(2,219)	19.2%	(1,918)	21.7%	(301)	(15.7)%
Total operating costs and expenses	(11,302)	97.6%	(9,514)	107.8%	(1,788)	(18.8)%
Operating income/(loss)	280	2.4%	(691)	(7.8)%	971	140.5%

Other expenses:
Interest expense	(98)	(0.8)%	(50)	(0.6)%	(48)	(96.0)%
Total other expenses, net	(98)	(0.8)%	(50)	(0.6)%	(48)	(96.0)%

Income/(loss) before income taxes	182	1.6%	(741)	(8.4)%	923	124.6%

Income tax benefit/(provision)	—	0.0%	154	1.7%	(154)	(100.0)%
Income/(loss) from continuing operations	$182	1.6%	$(587)	(6.7)%	$769	131.0%

	($000’s omitted)
	Nine Months Ended September 30,
	2023		2022		2023 vs 2022
		% of		% of	Dollar	% Favorable
	Dollars	Sales	Dollars	Sales	Change	(Unfavorable)
Revenue	$31,291	100.0%	$26,739	100.0%	$4,552	17.0%
Cost of goods sold, inclusive of depreciation and amortization	(26,252)	83.9%	(21,814)	81.6%	(4,438)	(20.3)%
Gross Profit	5,039	16.1%	4,925	18.4%	114	2.3%
Gross margin %	16.1%		18.4%

Selling, general and administrative	(7,663)	24.5%	(5,919)	22.1%	(1,744)	(29.5)%
Total operating costs and expenses	(33,915)	108.4%	(27,733)	103.7%	(6,182)	(22.3)%
Operating loss	(2,624)	(8.4)%	(994)	(3.7)%	(1,630)	(164.0)%

Other (expenses)/income:
Interest expense	(239)	(0.8)%	(194)	(0.7)%	(45)	(23.2)%
Gain on sale of equipment	—	0.0%	26	0.1%	(26)	(100.0)%
Total other (expenses)/income, net	(239)	(0.8)%	(168)	(0.6)%	(71)	(42.3)%

Loss before income taxes	(2,863)	(9.1)%	(1,162)	(4.3)%	(1,701)	(146.4)%

Income tax (provision)/benefit	(1,063)	(3.4)%	234	0.9%	(1,297)	(554.3)%
Loss from continuing operations	$(3,926)	(12.5)%	$(928)	(3.5)%	$(2,998)	(323.1)%

Revenue

The increase in revenue of approximately $2,759,000, or 31%, for the three-month period ended September 30, 2023 and is due primarily to increased volume, as units shipped were 29% higher than the three-month period ending September 30, 2022.  This is directly attributable to concerted efforts made to increase production output given the strong customer demand and existing backlog.  The revenue increase of $4,552,000, or 17%, for the nine-month period ended September 30, 2023 when compared to the same period in 2022, is primarily attributable to higher volumes, as units shipped have increased 16% over that time period.  The post-COVID recovery and ramp up of the commercial aircraft industry, which our customers’ systems directly support, continues to be very strong as evidenced by customer forecasts for 2024.

The sequential revenue growth in 2023 was anticipated and is expected to continue based on our focus on production output and commitment to reducing product flow constraints to achieve the revenue growth targets.

Gross Profit/Margin

Gross Profit increased approximately $1,272,000, or 104%, for the three-month period ended September 30, 2023 when compared to the same period in 2022.  The Gross Margin of 21.6% for the quarter ended September 30, 2023 was 7.7 percentage points higher than the margin of 13.9% for the same period in 2022.  Gross profit benefited from the increased sales volumes, resulting in favorable production variances and lower overhead costs, partially offset by product liability costs of $500,000 recorded for a specific customer claim during the third quarter, when compared to the same period in 2022.

Gross profit increased approximately $114,000, or 2%, for the nine-month period ended September 30, 2023 when compared to the same period in 2022.  The gross margin of 16.1% for the nine-months ended September 30, 2023 was 2.3 percentage points lower than the margin of 18.4% for the same period in 2022.  Although gross profit in 2023 benefited from the increased sales volumes, it was more than offset by the higher manufacturing costs driven by increased labor and material costs, when compared to the same period in 2022.

As previously noted, research and development (R&D) and certain insurance expenditures were reclassified from cost of goods sold to selling, general and administrative (SG&A) expenses, effective January 1, 2023.  For the three- and nine-month periods ended September 30, 2023, the reclassifications were approximately $568,000 and $1,470,000, respectively, as compared to the reclassified amounts of approximately $377,000 and $1,029,000, respectively, for the same periods in 2022.  There was no impact to the Condensed Consolidated Statement of Operations due to the reclassification.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the three-month period ended September 30, 2023 of $2,219,000 increased approximately $301,000, or 16%, when compared to SG&A expenses of $1,918,000 during the same period in 2022.  This increase is primarily attributable to increased sales & marketing personnel costs and higher R&D costs attributable to projects focused on expanding the product portfolio, partially offset by insurance proceeds and legal expense recovery related to litigation, that did not occur during the same period in 2022.

SG&A for the nine-month period ended September 30, 2023 of $7,663,000 increased approximately $1,744,000, or 29%, when compared to SG&A expenses of $5,919,000 during the same period in 2022.  This increase is primarily due to significant, non-recurring expenses of approximately $1,211,000, increased sales & marketing personnel costs and higher R&D costs attributable to projects focused on expanding the product portfolio, that did not occur during the same period in 2022.

The table below summarizes the significant SG&A expense increases incurred by the Company in 2023:

	Three Months Ended	Nine Months Ended
	Sept 30, 2023	Sept 30, 2023

Bank Liquidity/Refinancing Costs	$(8,000)	$613,000
Proxy Contest Costs	1,000	243,000
OKC Sale of Assets - Consulting Costs	44,000	158,000
Corporate Restructuring Costs	—	197,000
Total Non-Recurring Costs	37,000	1,211,000

Insurance/R&D Costs (incremental)	191,000	441,000
Other Costs	73,000	92,000
Increase in SG&A Expenses	$301,000	$1,744,000

Operating Income (Loss)

Operating Income of $280,000 for the three-month period ended September 30, 2023 increased approximately $971,000 when compared to the loss from continuing operations of ($691,000) during the same period in 2022, as the improvement in gross profit of $1,272,000 more than offset the increase in SG&A expenses of $301,000 as noted above.

Operating Loss of ($2,624,000) for the nine-month period ended September 30, 2023 increased by approximately ($1,630,000) when compared to the operating loss of ($994,000) during the same period in 2022, and is primarily attributable to the higher SG&A expenses of $1,744,000 resulting from the significant, non-recurring expenses as noted above.

Interest Expense

Interest expense increased by approximately $48,000, or 98%, for the three-month period ended September 30, 2023 due to the higher interest rates in 2023 and advances on the line of credit in 2023 that did not occur during the same period in 2022.  Interest expense for the nine-month period ended September 30, 2023 increased by approximately $45,000, or 24%, when compared to the same period in 2022 due to the higher interest rates in 2023 and advances on the line of credit in 2023 that did not occur during the same period in 2022.  See also Note 5, Indebtedness, of the accompanying condensed consolidated financial statements for information on the outstanding debt.

Income (Loss) before Income Taxes

Income before income taxes of $182,000 for the three-month period ended September 30, 2023 increased approximately $923,000 when compared to the loss before income taxes of ($741,000) during the same period in 2022, driven by higher gross profit resulting from increased volume, partially offset by higher SG&A expenses.

Loss before income taxes of ($2,863,000) for the nine-month period ended September 30, 2023 increased approximately ($1,701,000) when compared to the loss before income taxes of ($1,162,000) during the same period in 2022, due primarily to the significantly higher, non-recurring SG&A expenses in 2023 as previously noted.

Income Taxes

Income tax expense of $0 for three-month period ended September 30, 2023 increased approximately $154,000 when compared to the income tax benefit of ($154,000) during the same period in 2022, as a valuation allowance was applied towards the deferred tax asset during the quarter.  Income tax expense of approximately $1,063,000 for nine-month period ended September 30, 2023 increased approximately $1,297,000 when compared to the income tax benefit of ($234,000) during the same period in 2022, as a valuation allowance was applied towards the deferred tax asset for the 2023 period.

A full valuation allowance has been recorded against the net deferred tax assets of approximately $3,394,000 as of September 30, 2023.  The allowance was based on our determination that the potential exists that it is more likely than not we will not realize the net deferred tax assets.  Accordingly, no deferred tax assets are recorded on the Condensed Consolidated Balance Sheet as of September 30, 2023.

Income (Loss) from Continuing Operations

Income from continuing operations of $182,000 for the three-month period ended September 30, 2023 increased approximately $769,000 when compared to the loss from continuing operations of ($587,000) for the same period in 2022 due to the reasons noted above.  Loss from continuing operations of ($3,926,000) for the nine-month period ended September 30, 2023 increased approximately ($2,998,000) when compared to the net loss of ($928,000) for the same period in 2022 due to the reasons noted above.

Loss from Discontinued Operation

Loss from discontinued operation of ($386,000) for the three-month period ended September 30, 2023 ($271,000 gain for the same period in 2022) and ($7,326,000) for the nine-month period ended September 30, 2023 ($127,000 gain for the same period in 2022) represents the loss on sale of certain assets of OKC, estimated costs associated with winding down the OKC operations and divesting the CPG business, impairment charges related to OKC’s real property, and operating losses for the three- and nine-month periods ended September 30, 2023.

Liquidity and Capital Resources

	Nine months ended September 30,
($000’s omitted)	2023	2022

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(4,908)	$(147)
Investing Activities	$(606)	$(841)
Financing Activities	$1,663	$(4,460)
Discontinued Operation Activities	$347	$151

FINANCIAL POSITION:
Working Capital	$20,795	$29,082
Long-term Debt	$—	$326

CAPITAL EXPENDITURES:	$(606)	$(879)

Operating Activities:

We used approximately $4,908,000 in cash for operating activities during the nine-month period ended September 30, 2023 and used approximately $147,000 for the same period in 2022.  The use of cash in 2023 is due primarily to the loss from continuing operations of $3,926,000, and the significant increase in accounts receivable of $3,852,000 due to the sequential revenue growth in 2023.  The use of cash was partially offset by the source of cash related to the increase in accounts payable by $1,118,000 resulting from increased vendor manufacturing costs to support the higher revenue, and a non-cash decrease in deferred income taxes of $1,077,000.

We had working capital of approximately $20,795,000 and $29,082,000 at September 30, 2023 and September 30, 2022, respectively, of which approximately $308,000 and $4,136,000 at September 30, 2023 and September 30, 2022, respectively, was comprised of cash and restricted cash.  The reduction in working capital in 2023 is due primarily to cash used to fund losses from continuing and discontinued operations, the impairment charges resulting from the sale of OKC assets below net carrying values, and wind-down costs associated with the discontinued operation.

Our new Credit Facility of $7,000,000, which represents an increase in the borrowing base of $3,100,000 compared to the previous financial institution’s line of credit of $3,900,000 effective June 29, 2023, provides us with adequate working capital for running operations and reinvesting in our business.  Our ability to maintain sufficient liquidity is highly dependent upon achieving our expected operating results, which have shown sequential improvement throughout 2023 (see non-GAAP measures below).  However, failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

Investing Activities:

We used approximately $606,000 in cash for investing activities during the nine-month period ended September 30, 2023 and used approximately $841,000 during the same period in 2022.  The investing activities were primarily for machinery and equipment and building improvements.

Financing Activities:

Our primary source of cash from financing activities of approximately $1,663,000 during the nine-month period ended September 30, 2023 resulted from Credit Facility funding of $2,164,000, which is net of debt payoff payments made to our previous lender and for principal payments on equipment financing obligations of approximately $501,000.  Our primary use of cash for financing activities of approximately $4,460,000 in the nine-month period ended September 30, 2022 was due to the repayment on the line of credit with the previous lender of $4,250,000 and principal payments on equipment financing obligations of approximately $210,000.

Discontinued Operation Activities:

Our primary source of cash from discontinued operating activities of approximately $347,000 during the nine-month period ended September 30, 2023 resulted from cash proceeds of $2,100,000 due to the sale of OKC assets on August 1, 2023.  The proceeds were primarily used to pay down the outstanding line of credit balance and fund the operating losses and wind-down costs during the period ended September 30, 2023.

Ongoing Liquidity Considerations

We have incurred a significant net loss year-to-date in 2023, which may raise doubt about our ability to continue as a going concern.  However, the net loss from continuing operations was negatively impacted by non-recurring SG&A expenses and incremental income tax expense (see Note 8), both of which significantly impacted our net losses during the nine-months ended September 30, 2023. The net loss from the discontinued operation (see Note 2) was primarily driven by non-cash asset impairment charges, as we expect the proceeds from the sale of assets to mostly offset the cash expenditures required to wind down the OKC operations and divest the CPG segment.  We believe that the disposal of the unprofitable CPG segment, continued realization of revenue growth, production improvements and efficiencies resulting in improved gross margins, and the availability of funds under our new Credit Facility to support working capital needs, have alleviated any doubt regarding our ability to continue as a going concern.

Management Summary

In addition to the non-recurring SG&A expenses previously described, the operating losses incurred in the fourth quarter of 2022 and the first half of 2023 were anticipated and predominately driven by our decision to retain our experienced and knowledgeable workforce during the pandemic years and hire ahead of expected higher customer demand.  We have experienced growing customer demand since the middle of 2022, causing an increase in inventory purchases and higher usages of cash during this time period.  We have seen the positive effect of investments in our workforce through our significant revenue growth in 2023, which is resulting in improved operating results for the second half of 2023.  Based on the current demand and backlog, production improvements and increased output, we expect continued sequential revenue growth in the last quarter of 2023, and even stronger growth and profitability for 2024.

In addition to achieving significant topline growth in 2023, our strategic objective has included implementing continuous improvement and lean initiatives to create more efficient production processes to improve product flow and reduce the amount of work-in-process and scrap inventory. These actions are driving higher gross profit and margins compared to the first half of 2023. We anticipate continued improvement in gross profit and gross margins as production output continues to increase to meet customer demand and reduce the backlog.

As previously noted, we incurred significant non-recurring SG&A expenses of approximately $1,211,000 for the nine months ended September 30, 2023, related primarily to bank refinancing, proxy contest, and corporate restructuring costs (see costs broken down by quarter in the Non-GAAP measures following this section).  Excluding these incremental costs, total operating expenses (as a % of revenue) were 20.6%, favorable compared to the same period in 2022 of 22.1%.  For the last quarter of 2023 and for 2024, we remain focused on sustaining operating expenses more aligned with historical results.

Also, we incurred incremental tax expense of $1,063,000 for the nine months ended September 30, 2023 related to the establishment of a full valuation reserve against our deferred tax assets, resulting in no recognition of these assets on our balance sheet as of September 30, 2023.  Our decision was driven by the net loss in the first half of 2023 primarily attributable to the loss on the discontinued operation.  We believe that our ongoing operating improvements will continue to generate pretax income and allow the reversal of the valuation reserve and utilization of the net operating loss carryforwards against future taxable income.

Finally, we made the decision to sell certain OKC assets and discontinue the operation during second half of 2023.  The OKC operations were not profitable, having incurred historical losses including the loss of $1,894,000 for the nine months ended September 30, 2023.  Discontinuing the OKC operations, which were strategically unrelated to and lacked synergies with our servo control business, will allow us to focus on driving topline growth of our core business, improving margins through production efficiencies, generating profits, and ultimately, enhancing shareholder value.

Non-GAAP Measures

Adjusted SG&A Expenses, Adjusted Operating Income (Loss) and Adjusted Operating Margin are provided for information purposes only and are not measures of financial performance under GAAP.

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

We have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We encourage readers to rely upon the GAAP numbers, but include the non-GAAP financial measures as supplemental metrics to assist readers to illustrate the operating improvements made in 2023 from our growth in revenue, improvement in gross profit/margins, and improved adjusted operating margins.  See the reconciliations below:

(000's omitted)	Three Months Ended
	Sept. 30, 2023	June 30, 2023	Mar 31, 2023
Revenue	$11,582	$10,649	$9,060

Cost of goods sold	9,083	9,092	8,072
Gross Profit	2,499	1,557	988
Gross Margin	21.6%	14.6%	10.9%

SG&A Expenses	2,219	3,269	2,179
Less: Nonrecurring Expenses	(37)	(973)	(201)
Adjusted SG&A Expenses	2,182	2,296	1,978
as a % of Revenue	18.8%	21.6%	21.8%

Operating Income/(Loss)	280	(1,712)	(1,192)
Nonrecurring Expenses	37	973	201
Adjusted Operating Income/ (Loss)	$317	$(739)	$(991)
Adjusted Operating Margin	2.7%	(6.9)%	(10.9)%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of September 30, 2023. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting reported in the Company’s Form 10-K for the year ended December 31, 2022.

Changes in Internal Controls

As reported in the Company’s Form 10-K for the years ended December 31, 2021 and 2022, management identified certain control deficiencies that, individually and in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting. The Company began its remediation efforts in 2021 and continues with its remediation plan which includes a comprehensive technology assessment by a third party, including the establishment and implementation of an information technology strategy and improvement of its risk assessment and documentation over the monitoring of internal controls. The remediation will be completed for the year ending December 31, 2023. There have been no changes during the period covered by this report to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Notwithstanding the existence of the above-mentioned material weakness, the Company believes that the condensed consolidated financial statements in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth in Note 9, Commitments and Contingencies, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business or earnings of the Company.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of September 30, 2023, the Company has purchased 360,615 shares and there remains 89,385 shares available to purchase under this program. There were no shares purchased by the Company during the nine-month period ended September 30, 2023.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(c) Trading Plans

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.  Exhibits

2.1

Asset Purchase Agreement, dated July 10, 2023, by and between The Ontario Knife Company and Blue Ridge Knives, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on August 3, 2023

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

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

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

Date: November 9, 2023

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Robert A. Fraass, Chief Financial Officer
Robert A. Fraass
Chief Financial Officer