Form 10-K
period 2023-12-31
SERVOTRONICS INC /DE/
filed 2024-03-22
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-07109

SERVOTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-0837866
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1110 Maple Street

Elma, New York             14059 - 9573

(Address of Principal Executive Offices) (Zip Code)

(716) 655-5990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SVT	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Based on the closing price of the Common Stock on June 30, 2023 $13.75 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $29,511,666.

As of February 29, 2024, the number of $.20 par value common shares outstanding was 2,543,313.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

The Registrant, Servotronics, Inc., is referred to in this report as “Servotronics” or the ‘Company” or in the nominative “we” or in the possessive “our.”

Item 1.Business

Description of the Business

Servotronics designs and manufactures high-performance servo valves, including torque motor, hydraulic, and pneumatic valves. Our products are sold to commercial aerospace, government, medical, and industrial markets.

Additional information describing the business is provided in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Until 2023, we operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which were separate operating units that offered different products and services.  The CPG business segment, which included the design, manufacturing, and marketing of a variety of cutlery products for use by consumers and government agencies, was divested as disclosed in the Company’s quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2023 and June 30, 2023.  As a divested business segment, CPG is reflected as a discontinued operation in this annual report on Form 10-K.

The sale of the Company’s products to primarily large commercial aerospace customers does result in a dependence on a small number of major customers.  See Note 11, Customer and Supplier Concentration, for further information.

Sales, Marketing, and Distribution

We have embarked on a rebranding initiative, launching a new website and refining our branding strategy to better communicate our product and service capabilities to new and existing customers. These developments are pivotal in aligning our organizational structure and market presence with our long-term vision and the dynamic demands of the aerospace and government sectors, as well as our targeted expansion into the energy and industrial markets.

Our products are marketed and sold throughout the United States and in select foreign markets. These products are sold to commercial aviation manufacturers, government prime contractors, government subcontractors, and end-users.

Servotronics holds long-term contracts with prime contractors of the United States Government for military programs and original equipment manufacturers for commercial programs.  These contracts are subject to termination at the convenience of the customer. If such termination occurs, we would generally be entitled to receive payment for our costs and profits on work done before termination. Throughout the history of our business, less than 1% of our contracts have been terminated for convenience.

Competition

We believe the critical items of competition in our markets are product quality, reliability, design, engineering capabilities, product development, conformity to customer specifications, timely delivery, and sales support.  We compete effectively in the servo valve market as we provide significant value to our customers by developing customized solutions for their specific needs.

Materials & Supplies

Materials, supplies, and components are purchased from many suppliers, however, the loss of a significant supplier could have a material effect on our operations in the short term.  This report provides additional information describing supplier risk in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11 in the Consolidated Financial Statements.

Intellectual Properties

We recognize the critical importance of intellectual property (IP) to our business operations and overall value proposition. Our IP portfolio comprises trademarks, copyrights, and trade secrets encompassing innovative technologies, designs, processes, and branding assets integral to our products and services. These IP assets serve as key differentiators in the marketplace, providing us with competitive advantages, barriers to entry, and opportunities for monetization and strategic partnerships. By effectively safeguarding and leveraging our intellectual property assets, we aim to sustain our competitive position, drive innovation, and create long-term value for our shareholders.

Research and Development Activities

We continue to make considerable investments in research and development activities, demonstrating our commitment to promoting innovation and continuous improvement throughout our operations and with our customers.  By prioritizing research and development initiatives, we aim to drive sustainable long-term growth, strengthen our market position, and provide greater value to our stakeholders over the long term.

People and Values

Our company's culture is built on strong values. We prioritize respect for all and foster an inclusive workplace where every staff member can thrive and showcase their full potential. Innovation and personal growth are encouraged among employees.

The dedication and hard work of our employees form the backbone of our operations.  As a quality, technology and research driven company, attracting and retaining the right team of talented individuals is essential to achieving our long-term strategic goals. As of December 31, 2023, our team comprised 262 individuals, with 254 as full-time employees, 1 part-time, 3 temporary, and 4 subcontractors across our two New York locations.  About 88% actively contribute to production, engineering, inspection, packaging, or shipping tasks.  Each member's commitment and expertise are deeply appreciated, and none are bound by a collective bargaining agreement, reflecting our collaborative and supportive work environment.

We are dedicated to attracting top talent from diverse backgrounds and industries to meet our current and future business needs. This is achieved through partnerships with trade schools, universities, and professional associations.

Employee engagement and retention are key priorities. We actively seek feedback through focus groups and strategy sessions, fostering a culture of collaboration and innovation. Personal and professional growth is encouraged at all levels, and our recently implemented leadership program focuses on developing current and future leaders, ensuring they create an inspiring and motivating workplace for all.

Corporate Responsibility

Our values lay the foundation for our growth as a corporation. Emphasizing ethics and integrity, we conduct our business in compliance with all laws and regulations, emphasizing ethics and integrity. We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission. Additionally, we maintain an anonymous ethics hotline for employees to report any concerns they have about business behavior.

Disclosure Regarding Forward-Looking Statements

The information included or incorporated by reference in this report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve numerous risks and uncertainties which may cause the actual results of the Company to be materially different from future results expressed or implied by such forward-looking statements. There are a number of factors that will influence our future operations, including: uncertainties in today’s global economy, including political risks and adverse changes in legal and regulatory environments; the ability to implement our corporate strategies; the state of the aerospace and defense industries; the introduction of new technologies and the impact of competitive products; the ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; risks related to constraints and disruptions in the global supply chain and labor markets; the demand for and market acceptance of new or existing aircraft which contain our products; risks related to our concentration of revenue among a relatively small number of customers; the availability of financing and changes in interest rates; the outcome of pending and potential litigation; our ability to attract and retain key executives and employees; and the additional risks discussed elsewhere in this report and in the Company’s filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.Risk Factors

Servotronics is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is aligned to the Company's business strategy. It shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
●	a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
●	training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for service providers, suppliers, and vendors.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents.

Cybersecurity Governance

The Board regularly receives reports from our executive officers and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. These individuals’ expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

Item 2.Properties

Our corporate headquarters are located in Elma, New York in a facility we own encompassing approximately 83,000 square feet used for manufacturing activities as well as office space for our sales, marketing, engineering, and administrative personnel. We also own a building in Franklinville, New York of approximately 92,000 square feet that was primarily used by the CPG prior to the divestment of that business segment in August 2023.  A portion of the Franklinville facility continues to be used to support manufacturing of our servo-control business.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

Item 3.Legal Proceedings

See Note 9, Commitments and Contingencies, for information regarding legal actions.  There are no other legal proceedings currently pending by or against us other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information:

Our common stock is listed on the NYSE American stock exchange and trades under the ticker symbol SVT.

(b)	Approximate Number of Holders of Common Stock, as of February 23, 2024

Title of Class	Appropriate number of record holders
Common Stock, $.20 par value per share	226

(c)	Dividends on Common Stock

We believe in creating long-term value for our shareholders by continually investing in our business, utilizing capital expenditures and exploring new market opportunities. Additionally, we remain committed to identifying strategic acquisitions and returning capital to our shareholders. No cash dividends were paid in the two-year period ended December 31, 2023 and we have no immediate plans to do so, as we intend to retain all cash from operations to fuel working capital and further business growth.

(d)	Company Purchases of Company’s Equity Securities

				Maximum Number of
			Total Number of Shares	Shares that May Yet Be
	Number of		Purchased as Part of	Purchased Under the
	Shares Purchased	Average Price	Publicly Announced	Plans of Programs
Period	(1)	Paid per Share	Plans or Programs	(2)
10/01/23 to 10/31/23	—	—	—	—
11/01/23 to 11/30/23	—	—	—	—
12/01/23 to 12/31/23	1,748	12.40	—	—
Total	1,748	12.40	—	n/a

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.
(2)	The Board of Directors (Board) authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2023, the Company has purchased 360,615 shares and there remain 89,385 shares available to purchase under this program. There were no shares purchased by the Company in 2023 or 2022. In March 2024, the Board formally approved the termination of the share repurchase authorization under this program.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this report.

The discussion and analysis contain forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many known and unknown risks and uncertainties described elsewhere in this report.

Business Overview

We are a strategic partner in the aerospace industry, playing a key role in supporting the growth of commercial airplanes, including Narrowbody and Widebody aircraft and business jets. We have long-term customer contracts resulting from being a trusted partner in safety-critical, high-temperature, and high-vibration environments. Our products are sold to commercial aerospace, government, medical, and industrial markets.

As stated in Item 1 and disclosed in the accompanying Consolidated Financial Statements, we executed an Asset Purchase Agreement (APA) with a third party on August 1, 2023 to sell certain assets of The Ontario Knife Company (“OKC”), wind-down the OKC operations, and divest the CPG business segment.  This divestiture represented a strategic shift, and the Company has realigned its corporate and management reporting structure to focus soley on aerospace and now organizes its business in a single reportable segment.  This segment structure reflects the financial information and reports used by our management, specifically the Chief Executive Officer and Chief Operating Officer.  Therefore, the management discussion and analysis below pertains only to the results of operations of our continuing operations (the servo control business formerly known as the ATG business segment), unless otherwise noted.

Commercial Aerospace Market:

The aviation and aerospace industries face ongoing challenges on a global scale.  The operations of our Company can be affected by various factors such as increases in fuel prices, interest rates, income tax laws, government regulations, and legislation.  The reputation and operations of aircraft manufacturers may have a direct or indirect affect on the demand for our products.  The global economy's uncertainties, competition from low-cost developing countries and emerging markets, currency policies in relation to the U.S. dollar of some major foreign exporting countries, the effect of terrorism, difficulty in predicting defense and other government appropriations, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of our customers to fund long-term purchase programs, volatile market demand, and the continued market acceptance of our advanced technology products, make it difficult to predict the impact on future financial results.  These factors also have a direct impact on the demand for aircraft production and the amount of repair and overhaul services required on in-service aircraft.

Consistent with the evolving requirements of the aerospace industry, companies are increasingly being requested to operate under long-term agreements with their customers on the basis of fixed prices, targeted year-to-year price reductions, and/or year-to-year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above-described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are continuously reviewed for continuous improvement. Since our products are labor-intensive, any productivity improvements are expected to positively impact our financial performance.  However, if the costs of raw materials, purchased parts, or labor increase, it will have the opposite effect.

Our suppliers are also subject to all the pressures and volatility generated by global economic conditions. Any interruption in the continuous flow of material and product parts required to manufacture our products could adversely impact the ability to meet customer demand.  If airline manufacturers reduce the number of airliners and/or aircraft produced due to adverse economic events, it will negatively impact the supply chain.  Moreover, some major manufacturers have imposed extended payment terms to their suppliers, which may not be available to us when purchasing raw materials, such as aluminum, magnetic material, steel, and other product support items and services.  Any delay in payment or failure to pay by our customers could adversely affect our operating results and cash flow.

The commercial aerospace market, characterized by its dynamic nature, is witnessing unprecedented growth driven by increased global travel demands.  However, the industry's ability to meet this soaring demand is hindered by ongoing challenges with supply of parts and people constraints.  We are challenged by these same factors.

Our Company is deeply involved in providing cutting-edge solutions and components to meet the evolving needs of aerospace manufacturers and operators worldwide. The commercial aerospace market continues to witness robust growth driven by increasing demand for air travel, fleet modernization efforts, and technological advancements in aircraft design and production. Our strategic focus within this market encompasses developing and supplying advanced materials, components, and systems that enhance aircraft performance, efficiency, and safety. Through strong industry partnerships, innovative product offerings, and a commitment to excellence, we aim to maintain our leadership position and capitalize on emerging opportunities in the dynamic commercial aerospace landscape.

Marketing Strategy

Our company focuses on expanding business in primary markets, such as commercial aviation, while exploring new opportunities in markets like energy and industrials as part of our growth strategy. This approach capitalizes on our technology and expertise in applications for our servo valves, meeting the expanding demands of these sectors.

Furthermore, our strategy includes expanding our services in the defense sector, strategically aligning with the increasing demand for modernizing and renewing military fleets. We actively collaborate with Tier 2 Defense Contractors by providing essential components for various defense applications. In doing so, we contribute critical components to military platforms that require the highest levels of precision and reliability.

By expanding our services in the defense sector, we are diversifying our portfolio and reinforcing our commitment to excellence across a wide range of aerospace applications. This balance between our commercial and defense activities positions us to strategically leverage growth opportunities in both areas due to our reputation for delivering unparalleled quality in the most challenging environments.

Management’s Discussion and Analysis

Our business remains exceptionally well - positioned within the commercial aircraft market, bolstered by robust demand from aircraft manufacturers seeking new aircraft and the replacement of older models with more fuel - efficient alternatives, coupled with the burgeoning demand for air travel in emerging markets. Recent strategic enhancements to our leadership team, including the appointment of a new Chief Operating Officer (COO), Chief Financial Officer (CFO), and Director of Marketing & Sales, underscore our steadfast commitment to achieving our operational, financial, and marketing strategies.

Notably, our customer base, primarily Tier 1 suppliers to aircraft manufacturers, continues to exhibit robust demand, driving our revenue growth over the preceding year by 24%. Furthermore, the strength of our customer demand and backlog position us favorably for 2024, with expectations for another year of significant revenue expansion.

Our strategic initiatives are focused on system enhancements and production improvements designed to directly improve our production flow and output, while achieving higher gross margins. By aligning our operating expenses with industry standards and leveraging increased revenue and gross margins, we expect to return to profitability in 2024.

Results of Operations

The following table compares the Company's Consolidated Statements of Operations data for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(dollars in thousands)	2023		2022		2023 vs 2022
	Dollars	% Sales	Dollars	% Sales	$ Change	% Change
Revenues	$43,629	100.0%	$35,185	100.0%	$8,444	24.0%
Cost of goods sold	(35,824)	82.1%	(29,616)	84.2%	(6,208)	21.0%
Gross Profit	7,805	17.9%	5,569	15.8%	2,236	40.2%
Gross Margin %	17.9%	—	15.8%	—	2.1%	—

Selling, general and administrative	(9,918)	22.7%	(8,067)	22.9%	(1,851)	22.9%
Operating loss	(2,113)	(4.8)%	(2,498)	(7.1)%	385	15.4%

Other expenses	(336)	0.8%	(167)	0.5%	(169)	101.2%

Loss before income taxes	(2,449)	(5.6)%	(2,665)	(7.6)%	216	8.1%

Income tax (provision) benefit	(1,098)	2.5%	570	1.6%	(1,668)	(292.6)%
Loss from continuing operations	$(3,547)	(8.1)%	$(2,095)	(6.0)%	$(1,452)	(69.3)%

Revenue and Gross Profit/Margin

	Three months ended
(dollars in thousands)	2023					2022
	Mar.31	Jun. 30	Sep. 30	Dec. 31	Year	Mar.31	Jun. 30	Sep. 30	Dec. 31	Year

Revenues	$9,060	$10,649	$11,582	$12,338	$43,629	$9,168	$8,748	$8,823	$8,446	$35,185
Cost of goods sold	(8,072)	(9,088)	(9,070)	(9,594)	(35,824)	(6,496)	(7,722)	(7,596)	(7,802)	(29,616)

Gross profit	988	1,561	2,512	2,744	7,805	2,672	1,026	1,227	644	5,569
Gross margin %	10.9%	14.7%	21.7%	22.2%	17.9%	29.1%	11.7%	13.9%	7.6%	15.8%

See reclassification note

Revenue

Throughout the year, we demonstrated a robust sales performance, marked by consecutive quarters of growth. This sustained momentum is a testament to the effectiveness of our sales strategies and significant customer demand for our products and services. We expect these efforts to gain further momentum with the efforts of our new Director of Marketing & Sales, and our continued investments in R&D.

Revenues for the three-month period ended December 31, 2023, increased by approximately $3,892,000, or 46.1%, compared to the same period in 2022. This was driven by an increase in volume by approximately $3,200,000, price increases of approximately $500,000, and favorable product mix of approximately $200,000.

Similarly, for the twelve-month period ended December 31, 2023, revenues increased by approximately $8,444,000, or 24.0%, compared to the same period in 2022. This was driven by an increase in volume by approximately $7,300,000, price increases of approximately $900,000, and favorable product mix of approximately $200,000. As the year progressed, our year-over-year growth in sales accelerated from 21.7% in the second quarter to 46.1% in the fourth quarter, as we increased production to meet elevated customer demand.

Our company's foreign sales increased from $10,541,000 in 2022 to $12,129,000 in 2023, showing a growth of approximately $1,588,000, or 15.1%. These sales constitute a substantial part of our overall revenue stream, and can be attributed to several factors, including an enhanced market penetration, amplified demand for our products/services, and successful execution of our international sales and marketing strategies.

Gross Profit/Margin

Over the past year, we have consistently achieved gross profit growth driven by our significantly higher production output. Our gross margin has also demonstrated steady improvement, showcasing our ability to optimize pricing strategies, enhance operational efficiencies, and manage input costs effectively. These consecutive quarters of gross profit and margin growth underscore our commitment to delivering value to our customers and shareholders, while positioning us for continued success.

During the three-month period ended December 31, 2023, gross profit increased by approximately $2,100,000, or 326.1% compared to the same period in 2022. This growth was primarily driven by increased volume and improved absorption of manufacturing costs. The direct labor utilization improved due to production efficiencies in the current year based on hiring and training of personnel that occurred in the prior year, resulting in a gross margin of 22.2%, compared to 7.6% for the same period in 2022.

For the twelve-month period ended December 31, 2023, gross profit increased by approximately $2,236,000, or 40.2% compared to the same period in 2022. This growth was primarily driven by increased sales volume and improved absorption of manufacturing costs, partially offset by unfavorable product mix.  The gross margin for the twelve-month period was 17.9% compared to 15.8% for the same period in 2022. Improvements in gross margin throughout the year demonstrate the potential operating leverage that we may achieve based on continued revenue growth relative to our fixed costs.

Effective January 1, 2023, research and development, certain insurance expenditures, and other items of approximately $1,835,000 for the year ended December 31, 2023, are reflected in selling, general, and administrative operating expenses. Accordingly, approximately $1,439,000 for the year ended December 31, 2022 was reclassified from cost of goods sold to selling, general and administrative for the same period in 2022. There was no impact to the Consolidated Statement of Operations due to the reclassification.

Selling, General and Administrative Expenses and Operating Income (Loss)

	Three months ended(reclassified)
(dollars in thousands)	2023					2022
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Selling, General & Admin	(2,185)	(3,284)	(2,240)	(2,209)	(9,918)	(2,097)	(1,915)	(1,926)	(2,129)	(8,067)
Total SG&A	$(2,185)	$(3,284)	$(2,240)	$(2,209)	$(9,918)	$(2,097)	$(1,915)	$(1,926)	$(2,129)	$(8,067)
% SG&A to Revenues	24.1%	30.8%	19.3%	17.9%	22.7%	22.9%	21.9%	21.8%	25.2%	22.9%

Operating (Loss)/Income	$(1,197)	$(1,723)	$272	$535	$(2,113)	$575	$(889)	$(699)	$(1,485)	$(2,498)
Operating (Loss)%	(13.2)%	(16.2)%	2.3%	4.3%	(4.8)%	6.3%	(10.2)%	(7.9)%	(17.6)%	(7.1)%

Selling, General and Administrative Expenses

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

During the three-month period ended December 31, 2023, our selling, general and administrative (SG&A) expenses increased by approximately $80,000 or 3.8% compared to the same period in 2022. This increase was mainly driven by higher compensation and research and development expenses related to customer projects. However, SG&A decreased as a percentage of revenue by 7.3% compared to the same period in 2022.

During the first half of 2023, we encountered challenges resulting in significant one-time SG&A costs related to reviewing strategic alternatives for the CPG business segment, bank refinancing, and a proxy contest, all of which consumed our time and resources and negatively impacted our operational performance. By the end of second quarter, we had successfully obtained a new credit facility and concluded the annual meeting with all Company proposals being approved by the shareholders. These significant one-time costs, along with other restructuring costs, were approximately $1,211,000 and are not expected to recur in 2024. Consequently, for the twelve-month period ended December 31, 2023, our SG&A expenses increased by approximately $1,851,000, or 22.9% when compared to the same period in 2022, due primarily to these significant one-time costs, in addition to increased research and development expenses of approximately $594,000. However, SG&A expenses as a percentage of revenue of 22.7% is consistent with 22.9% for the same period in 2022, and significantly lower at 18.6% compared to 23.5% for the second half of 2023 when compared to the same period in 2022, respectively.

Operating Income (Loss)

We experienced a notable increase in income from operations compared to the prior year. This was driven by our significant revenue growth, increased production output and operational efficiencies, and disciplined management of controllable operating costs, primarily during the second half of 2023.

For the three month period ended December 31, 2023, our operating income increased by approximately $2,020,000, or 136.0%, compared to the same period in 2022. This improvement was driven by sales and gross profit growth.

Our losses from operations decreased (improved) by approximately $385,000, or 15.4%, for the twelve month period ended December 31, 2023, compared to the same period in 2022. This improvement was driven by sales and gross profit growth, but mostly offset by higher SG&A expenses resulting from the significant one-time costs as noted.

Other (Expense)/Income:

	Three months ended
(dollars in thousands)	2023					2022
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Other (Expense)/Income
Interest Expense	(47)	(83)	(93)	(122)	(345)	(66)	(70)	(46)	(32)	(214)
Other income	—	5	2	2	9	—	3	4	3	10
Gain on sale of equipment	—	—	—	—	—	26	—	—	11	37
Total Other Expense	$(47)	$(78)	$(91)	$(120)	$(336)	$(40)	$(67)	$(42)	$(18)	$(167)

(Loss)/Income before income tax provision (benefits)	$(1,244)	$(1,801)	$181	$415	$(2,449)	$535	$(956)	$(741)	$(1,503)	$(2,665)
EBIT%	(13.7)%	(16.9)%	1.6%	3.4%	(5.6)%	5.8%	(10.9)%	(8.4)%	(17.8)%	(7.6)%

We experienced increased interest expense when compared to the prior year. During the year, we experienced an increase in interest rates in our credit facility that did not occur in the prior year. In addition, our usage of the credit facility increased driven by the significant, one-time SG&A expenses as previously noted.

For the three-month period ended December 31, 2023, other expenses (net) increased by approximately $102,000, or 566.7%, compared to the same period in 2022. As noted, the increase was driven by increased usage of our asset-based line of credit and higher interest rates.

Other expenses (net) increased by approximately $169,000, or 101.2%, for the twelve-month period ended December 31, 2023, compared to the same period in 2022.  As previously noted, the increase was driven by increased usage of our asset-based line of credit and higher interest rates.

Despite the increase in interest rates, we maintain a prudent approach to managing our financial obligations and remain committed to optimizing our capital structure to effectively navigate changing market dynamics. For additional details regarding our borrowing facility, see Note 5, Long-Term Debt, of the accompanying consolidated financial statements for information on long-term debt.

Income (Loss) before Income Taxes

Prudent financial management, including effective risk mitigation strategies and disciplined expense control, played a crucial role in improving profitability and maximizing shareholder value. Overall, the increase/(decrease) in income/(loss) before income taxes underscores the Company's ability to execute its strategic objectives, adapt to changing market dynamics, and deliver sustained value to its stakeholders.

For the three-month period ended December 31, 2023, income before income taxes improved to $415,000, an increase of approximately $1,918,000, or 127.6%, compared a loss before income taxes of $1,503,000 during the same period in 2022. This improvement was driven by increased sales and gross profit growth, as previously noted.

For the twelve-month period ended December 31, 2023, the loss before income taxes decreased (improved) by approximately $216,000, or 8.1%, compared to the same period in 2022. This improvement was driven by sales and gross profit growth, but mostly offset by higher SG&A expenses, as noted.

Income Taxes

The Company’s effective tax rate for continuing operations was (44.8%) and 21.2% for the twelve-month period ended December 31, 2023 and 2022, respectively.  The effective tax rate reflects federal and state income taxes, permanent non-deductible expenditures, impact of recording a valuation allowance against the net deferred tax assets, and the federal tax credit for research and development expenditures.  The decrease in the effective tax rate between 2022 and 2023 is due to the recording of a valuation allowance against the net deferred tax assets with a net loss before income taxes in 2023.  See also Note 8, Income Taxes, of the accompanying consolidated financial statements for information concerning income taxes.

Liquidity and Capital Resources

	Years Ended December 31,
(in thousands)	2023	2022

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(3,815)	$(346)
Investing Activities	$(689)	$(1,196)
Financing Activities	$1,602	$(4,525)

YEAR-END FINANCIAL POSITION:
Working Capital	$21,639	$27,071
Indebtedness	$2,103	$501

CAPITAL EXPENDITURES, NET :	$(689)	$(1,234)

Operating Activities:

For the twelve-month period ended December 31, 2023, we used approximately $3,815,000 in cash from continuing operations, compared to cash used of approximately $346,000 for the same period in 2022. The increase in cash used in continuing operations of approximately $3,469,000 is primarily attributable to the net loss of approximately $1,452,000, and increased accounts receivable of approximately $1,378,000 driven by the significant revenue growth during the second half of 2023.

Our working capital as of December 31, 2023 was $21,639,000, which is a decrease from $27,071,000 in the prior year, driven primarily by the sale of assets related to the discontinued operation.

Investing Activities:

In 2023, we utilized approximately $689,000 in cash as compared to $1,196,000 used in the same period in 2022. These investments reflect our commitment to prudent capital allocation and our focus on driving sustainable growth and long-term value for our shareholders.

Financing Activities:

Our financing activities have been essential in supporting our strategic initiatives and optimizing our capital structure. These activities have primarily involved securing a new credit facility of $7,000,000 to support our working capital needs.

During the twelve-month period ended December 31, 2023, we received a total of $2,103,000 from our credit facility (net of payments) and we made principal payments of approximately $501,000 on our equipment financing obligations, compared to principal payments of approximately $4,250,000 and $275,000 on our long-term debt and financing obligations, respectively, for the same period in 2022.

Our primary sources of liquidity are the cash generated from our operations and the cash available from our credit facility. All covenant requirements were met as of December 31, 2023.

Discontinued Operation Activities:

During the twelve-month period ended December 31, 2023, our use of cash from discontinued operating activities of approximately $2,823,000 resulted from the operating losses and divestiture costs associated with winding down the OKC operations, and our source of cash from discontinued operating activities of approximately $2,158,000 resulted from cash proceeds due to the sale of OKC assets on August 1, 2023.

Management expects to sell the assets related to discontinued operation (primarily the building) in 2024 and the cash proceeds will be used to fund continuing operations.

Ongoing Liquidity Considerations:

We incurred net losses from continuing operations for the years ended December 31, 2023 and 2022. The loss in 2023 was impacted by significant, one-time (non-recurring) operating costs related to reviewing strategic alternatives for the CPG business segment, bank refinancing and proxy contest initiatives, and incremental income tax expense recorded in support our conservative tax position (see Note 8) based on our losses incurred. The loss in 2022 was predominately driven by our decision to maintain our experienced and knowledgeable workforce during the pandemic years and hire ahead of the expected increased customer demand in 2023.

The net loss from discontinued operation (see Note 2) in 2023 was driven by operating losses, the loss on sale of assets, divestiture costs, and non-cash asset impairment charges for the CPG business segment.

We believe that our asset base, combined with the current customer demand and backlog will lead to significant growth and provide us with sufficient liquidity in 2024.

Management Summary

Fiscal 2023 was a year of stabilization. It was a year marked by significant transformation of our business and long-term strategy, as well as a few challenges that affected our results. We navigated the continuing recovery of the commercial aerospace market juxtaposed with a supply chain that had not fully recovered from the impact of the pandemic. The financial progress we made toward achieving a sustainable operating model is evident in the steady improvement in our financial results throughout the year. We generated sequential improvements in gross profit and margins in every quarter in 2023 all while generating 24% revenue growth for the full year. On the cost side, our SG&A expenses were much lower as a percentage of revenues following the unusual costs in the first half of the year. The ultimate result of our efforts was a return to operating profitability in the second half of the year, and net profitability in the fourth quarter. Our strategic initiatives will continue to focus on our operating model to achieve profitability and enhance shareholder value in 2024.

Off Balance Sheet Arrangements

Not applicable.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions.

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

Inventories

Inventories are measured at lower of cost or net realizable value. Inventory costing requires complex calculations that include standard labor and material costs, assumptions for overhead absorption, scrap, and the determination of which costs may be capitalized. Analysis of actual labor cost to standard cost is performed and adjusted, if required, quarterly. Material costs are assessed and adjusted on an on-going basis. Daily cycle counts of raw material and finished goods are performed to ensure accuracy and legitimacy of our inventory balances. Quarterly, full physical counts are performed for WIP balances. The valuation of inventory requires us to review inventory each quarter for excess and slow-moving items and establish a reserve. As of December 31, 2023, we have $14,198,000 of inventory recorded on our consolidated balance sheet, representing approximately 39% of total assets.

Impairment of Long-Lived Assets

The impairment of long-lived assets is a critical aspect of our financial reporting process, where we assess the carrying value of these assets to ensure their recoverability and to reflect any potential declines in their value. Our evaluation involves both qualitative and quantitative assessments, considering factors such as changes in market conditions, technological advancements, legal and regulatory developments, and other relevant indicators of impairment. We conduct impairment tests whenever events or changes in circumstances suggest that the carrying amount of a long-lived asset may not be recoverable. These tests typically involve comparing the asset's carrying value to its estimated future undiscounted cash flows, with impairment recognized if the carrying amount exceeds the asset’s fair value. We utilize various valuation techniques, including discounted cash flow analysis, market-based approaches, and independent appraisals, to determine fair values when necessary. Additionally, we review long-lived assets for impairment at least annually, or more frequently if events or circumstances indicate potential impairment. Through this rigorous impairment assessment process, we aim to ensure the accuracy of our financial statements and provide transparent disclosure to our stakeholders regarding any impairments that may materially affect our financial position and results of operations.

Deferred Tax Valuation Allowance

We make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. Recovery of a deferred tax asset is based on the ability of the business to generate income. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate may not ultimately be recoverable. These calcualtions require the use of estimates, in particular in relation to the expected growth of sales, the expected hourly rate for labor, the expected productivity of the production labor and achievable gross margin rates.

Commitments and Contingencies

In assessing commitments and contingencies, we employ a diligent and comprehensive approach aimed at ensuring transparency and accuracy for financial statement purposes. Our evaluation process encompasses a thorough review of contractual obligations, legal proceedings, and other potential liabilities that may impact our financial position and operations. We utilize a combination of internal expertise and legal counsel to assess the probability of occurrence and potential financial impact associated with these commitments and contingencies. This evaluation involves analyzing the nature of the obligation, the likelihood of settlement, and the availability of reliable information to estimate the potential loss or exposure. Additionally, we continuously monitor and reassess these commitments and contingencies to reflect any material changes in circumstances or new information that may arise. Through this diligent evaluation process, we strive to provide our stakeholders with transparent and accurate disclosures regarding our commitments and contingencies in our financial statements, thereby enhancing confidence in our financial reporting and risk management practices.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Servotonics is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements of the Company which are included in this Annual Report on Form 10-K are described in the accompanying Index to Consolidated Financial Statements on Page F1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

(i)	Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of December 31, 2023.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, and designed to ensure that material information relating to us and our consolidated subsidiaries is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(ii)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). Our management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

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

(iii)	Changes in Internal Control Over Financial Reporting

Management previously identified material weaknesses in its internal control over financial reporting in connection with the 2020 Form 10-K/A, 2021 Form 10-K, and 2022 Form 10-K filings. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected in a timely basis by the Company’s internal controls. Remediation efforts for the identified material weaknesses began in 2021 and concluded successfully in 2023. Remediation efforts undertaken by the Company:

●	engaged a third party to perform a comprehensive information technology (IT) general controls assessment, which included:
o	performing a formal IT risk assessment
o	performing file restores from backup at least annually
o	annual security awareness training and frequent phishing campaigns to test the knowledge of employees
o	monitoring logical access and change management
●	engaged a third party to assist with enhanced internal control testing procedures and documentation standards aligned with the COSO components and principles, including entity-level controls, which included:
o	improving the documentation of controls over significant estimates
o	improving the documentation of controls over the completeness and accuracy of system-generated reports used in the performance of process-level controls

o	improving the procedures performed to substantiate relevant data points from the system-generated reports used in the performance of process-level controls

Except as set forth above, there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.Other Information

Not applicable.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information required under this Item 10 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year or such information will be included by amendment to this Form 10-K.

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

Item 11.Executive Compensation

Information required under this Item 11 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2023:

Number of
	Number of		securities
	securities to be		remaining
	issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under
	options,	options	equity
	warrants and	warrants and	compensation
Plan category	rights	rights	plans
Equity compensation plans approved by security holders	—	—	155,422
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	155,422

Information required under this Item 12 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.Certain Relationships and Related Transactions and Director Independence

Information required under this Item 13 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.Principal Accountant Fees and Services

Information required under this Item 14 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2023 fiscal year or such information will be included by amendment to this Form 10-K.

PART IV

Item 15.Exhibits and Financial Statement Schedules

2.1

Asset Purchase Agreement, dated July 10, 2023, by and between The Ontario Knife Company and Blue Ridge Knives, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8 - K filed with the SEC on August 3, 2023).

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(A)(1) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.2	Amendments to Certificate of Incorporation dated August 27, 1984 (Incorporated by reference to Exhibit 3(A)(2) to the Company’s Form 10-KSB for the year ended December 31, 1996)

3.3	Amendments to Certificate of Incorporation dated June 30, 1998 (Incorporated by reference to Exhibit 3(A)(4) to the Company’s Form 10-KSB for the year ended December 31, 1998)

3.4	Certificate of designation creating Series I preferred stock (Incorporated by reference to Exhibit 4(A) to the Company’s Form 10-KSB for the year ended December 31, 1987)

3.5	By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 27, 2022)

4.1	Description of Capital Stock (Incorporated by reference to Exhibit 4.4 to the Company's Form 10 - K for the year ended December 31, 2022)

10	Material Contracts (*Indicates management contract or compensatory plan or arrangement)

10.1	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers (Incorporated by reference to Exhibit 10.7 for the year ended December 31, 2016)

10.2	Loan agreement between the Company and its employee stock ownership trust, as amended (Incorporated by reference to Exhibit 10(C)(1) to the Company’s Form 10-KSB for the year ended December 31, 1991)

10.3	Stock purchase agreement between the Company and its employee stock ownership trust (Incorporated by reference to Exhibit 10(D)(2) to the Company’s Form 10-KSB for the year ended December 31, 1988)

10.4*	Servotronics, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 16, 2022)

10.5*	Participation Agreement for Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 16, 2022)

10.6*	Servotronics, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders)

10.7

Financing Agreement effective June 28, 2023, between Servotronics, Inc. and Rosenthal & Rosenthal, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 30, 2023)

10.8*	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.8 to the Company's Form 10 - K filed with the SEC on March 31, 2023)

10.9

Cooperation Agreement, dated as of February 15, 2023, by and between Servotronics, Inc. and Brent D. Baird (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 15, 2023)

19	Servotronics, Inc. Insider Trading Policy (Filed herewith)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

97	Servotronics, Inc. Clawback Policy (Filed Herewith)

101

The following materials from Servotronics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

Item 16. Form 10 - K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 22, 2024	By	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William F. Farrell, Jr.	Chief Executive Officer	March 22, 2024
William F. Farrell, Jr.

/s/ Robert A. Fraass	Chief Financial Officer	March 22, 2024
Robert A. Fraass

/s/ Brent D. Baird	Director	March 22, 2024
Brent D. Baird

/s/ Edward C. Cosgrove, Esq.	Director	March 22, 2024
Edward C. Cosgrove, Esq.

/s/ Karen L. Howard	Director	March 22, 2024
Karen L. Howard

/s/ Christopher M. Marks	Director	March 22, 2024
Christopher M. Marks

/s/ Evan H. Wax	Director	March 22, 2024
Evan H. Wax

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, consolidated statement of comprehensive loss, and consolidated statements of cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

- F2 -

Inventory costing requires complex calculations that include standard labor and material costs, assumptions for overhead absorption, scrap, and the determination of which costs may be capitalized. The determination of the reserve for slow-moving and obsolete inventories always requires subjective assumptions related to expectations for future market conditions, customer forecasted orders, and product demand. Factors involved in accounting for inventories include determination of cost and evaluation of reserves. Due to the magnitude of the inventories and various complex matters and subjective assumptions, we identified inventories as a critical audit matter, which required a high degree of auditor judgement.

Addressing the matter involved performing subjective audit procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed included, obtaining an understanding of the process and assumptions used by management related to the accounting for inventories; testing management’s calculations related to costing of products; and testing management’s determination of the reserves. These procedures include testing the completeness and accuracy of the source data used, testing the mathematical accuracy of management’s calculations, and evaluating the reasonableness and consistency of the methodology and assumptions applied by management.

We have served as the Company's auditor since 2005.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 22, 2024

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
(in thousands except share and per share data)	2023	2022
		(Reclassified)
Current assets:
Cash	$95	$3,812
Cash, restricted	150	—
Accounts receivable, net	12,065	8,453
Inventories, net	14,198	14,286
Prepaid and other current assets	1,507	615
Assets related to discontinued operation	1,552	6,112
Total current assets	29,567	33,278

Property, plant and equipment, net	6,978	7,355

Deferred income taxes, net	—	1,048

Other non-current assets	42	173

Noncurrent assets related to discontinued operation	—	3,440
Total Assets	$36,587	$45,294

Liabilities and Shareholders' Equity

Current liabilities:
Line of credit	$2,103	$—
Current portion of equipment financing and capital leases	—	501
Current portion of postretirement obligation	97	87
Accounts payable	2,061	1,840
Accrued employee compensation and benefits costs	1,003	1,057
Accrued warranty	542	581
Other accrued liabilities	1,909	396
Liabilites related to discontinued operation	213	1,745
Total current liabilities	7,928	6,207

Post retirement obligation	4,165	3,975

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,514,775 (2,483,318 - 2022) shares	525	523
Capital in excess of par value	14,617	14,556
Retained earnings	12,954	23,741
Accumulated other comprehensive loss	(2,389)	(2,337)
Employee stock ownership trust commitment	(56)	(157)
Treasury stock, at cost 87,525 (104,464 - 2022) shares	(1,157)	(1,214)
Total shareholders' equity	24,494	35,112

Total Liabilities and Shareholders' Equity	$36,587	$45,294

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands except per share data)	2023	2022
Revenue	$43,629	$35,185
Costs of goods sold, inclusive of depreciation and amortization	35,824	29,616
Gross profit	7,805	5,569

Operating expenses:
Selling, general and administrative	9,918	8,067
Operating loss	(2,113)	(2,498)

Other (expense)/income:
Interest expense, net	(336)	(203)
Gain on sale of equipment	—	36
Total other (expense)/income, net	(336)	(167)

Loss from continuing operations before income taxes	(2,449)	(2,665)

Income tax (expense)/benefit	(1,098)	565
Loss from continuing operations, net of tax	(3,547)	(2,100)

Loss from discontinued operation before income taxes	(7,240)	(22)
Income tax (expense)/benefit	—	5
Loss from discontinued operation, net of tax (see Note 2)	(7,240)	(17)

Net loss	$(10,787)	$(2,117)

Basic and diluted loss per share:
Continuing operations	$(1.44)	$(0.87)
Discontinued operation	(2.93)	(0.01)
Basic and diluted loss per share	$(4.37)	$(0.88)

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands)	2023	2022
Net loss	$(10,787)	$(2,117)
Other comprehensive income items:
Actuarial (losses)/gains	(153)	1,838
Income tax benefit/(expense) on actuarial losses	32	(386)
Reclassification adjustment for amortization of net actuarial losses	87	151
Income tax (expense)/benefit on reclassification adjustment	(18)	(32)
Retirement benefits adjustments, net of income taxes	(52)	1,571
Total comprehensive loss	$(10,839)	$(546)

See notes to consolidated financial statements

- F6 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022
Cash flows related to operating activities:
Loss from continuing operations	$(3,547)	$(2,100)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,083	951
Stock based compensation	120	191
Increase (decrease) in allowance for credit losses	5	(8)
Decrease in inventory reserve	(15)	(28)
(Decrease) increase in warranty reserve	(39)	70
Deferred income taxes	1,072	(589)
Gain on sale of equipment	—	(36)
Change in assets and liabilities:
Accounts receivable	(3,617)	(2,239)
Inventories	103	1,411
Prepaid and other current assets	(909)	741
Accounts payable	221	1,410
Accrued employee compensation and benefit costs	(54)	(473)
Post retirement obligations	148	186
Employee stock ownership trust commitment	101	101
Other accrued liabilities	1,513	61
Net cash used in operating activities from continuing operations	(3,815)	(351)

Cash flows related to investing activities:
Capital expenditures - property, plant and equipment	(689)	(1,234)
Proceeds from sale of assets	—	38
Net cash used in investing activities from continuing operations	(689)	(1,196)

Cash flows related to financing activities:
Advances on line of credit, net of payments	2,103	—
Principal payments on long-term debt	—	(4,250)
Principal payments on equipment financing lease obligations	(501)	(275)

Net cash provided by (used in) financing activities from continuing operations	1,602	(4,525)
Discontinued Operation
Cash (used in) provided by operating activites	(2,823)	536
Cash provided by (used in) investing activities	2,158	(85)

Net cash (used in) provided by operating and investing activities from discontinued operation	(665)	451

Net decrease in cash and restricted cash	(3,567)	(5,621)

Cash and restricted cash at beginning of year	3,812	9,433

Cash and restricted cash at end of year	$245	$3,812

See notes to consolidated financial statements

- F7 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Servotronics, Inc. and its subsidiaries (the “Company”) design, manufacture and market servo-control components and other advanced technology products for aerospace, military and medical applications.  The Company was incorporated in New York in 1959.  In 1972, the Company was merged into a wholly owned subsidiary organized under the laws of the State of Delaware, thereby changing the Company’s state of incorporation from New York to Delaware. The Company’s shares currently trade on the New York Stock Exchange (NYSE) American under the symbol SVT.

Until 2023, the Company had operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which had been strategic business segments that offered different products and services.  Operations in ATG include the servo-control components (i.e., torque motors, control valves, etc.), and the CPG operations included the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies.  During 2023, the Company’s Management made the strategic decision to sell certain assets of The Ontario Knife Company (“OKC”) and divest the CPG business segment.  This divestiture represented a strategic shift, as the Company has realigned its corporate and management reporting structure to focus soley on aerospace and now organizes its business in a single reportable segment.  This segment structure reflects the financial information and reports used by our management, specifically the Chief Executive Officer and Chief Operating Officer.

The consolidated financial statements include the accounts of Servotronics, Inc. (the active legal entity under the ATG segment), OKC, (the legal entity under the CPG business segment) and other, inactive, wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated upon consolidation.  The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.  As communicated in the June 30, 2023 10-Q filing, the Company executed an Asset Purchase Agreement (“APA”) with a third party to sell certain assets of OKC, which closed on August 1, 2023.  Accordingly, the sale of assets and results of operations for OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Consolidated Balance Sheets. The “Loss from Discontinued Operation, net of tax” is included in the “net loss” on the Consolidated Statements of Comprehensive Loss, and the cash used in operating activities and provided by investing activities from the discontinued operation are included in the “Discontinued Operation” section of the Consolidated Statements of Cash Flows.

The 2022 financial information included in the aforementioned Consolidated Balance Sheets and Consolidated Statements of Operations were reclassified to conform with the discontinued operation presentation. Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from the Company’s continuing operations, unless otherwise noted. Refer to Note 2 “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion.

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flows:

	Years Ended December 31,
(in thousands)	2023	2022
Cash	$95	$3,812
Restricted cash	150	—
Total cash and restricted cash	$245	$3,812

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking and savings accounts. The restricted cash of $150,000 as of December 31, 2023 (no outstanding balance as of December 31, 2022) represents collateral with a financial institution.

- F8 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions. The allowance for credit losses amounted to approximately $121,000 and $116,000 as of December 31, 2023 and December 31, 2022,respectively. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance.  Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase.  Service revenue, principally representing repairs, are recognized at the time of shipment of goods.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of December 31, 2023 and December 31, 2022 under the guidance of Accounting Standards Codification (“ASC”) 460-1-50 Product Warranties, the Company has recorded a warranty reserve of approximately $542,000 and $581,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or net realizable value adjustments and inventory determined to be slow moving are applied to the gross value of the inventory through a reserve of approximately $587,000 and $602,000 at December 31, 2023 and December 31, 2022, respectively. Pre-production and start-up costs are expensed as incurred.

- F9 -

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

Property, Plant,and Equipment

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

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions and income tax matters in income tax expense.  The Company did not have any accrued interest or penalties included in its Consolidated Balance Sheets at December 31, 2023 or December 31, 2022, and did not recognize any interest and/or penalties in its Consolidated Statements of Operations during the years ended December 31, 2023 and 2022. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2023 and December 31, 2022.  The 2020 through 2023 federal and 2019 through 2023 state tax returns remain subject to examination by the respective taxing authorities.

Supplemental Cash Flow Information

Income tax refunded for the years ended December 31, 2023 and 2022 amounted to approximately $146,000 and $811,000, respectively. Income taxes paid were approximately $2,000 and $175,000 for the years ended December 31, 2023 and 2022, respectively. Interest paid was approximately $366,000 and $240,000 for the years ended December 31, 2023 and 2022, respectively.

- F10 -

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

The Company’s strategic decision to sell certain assets of OKC in 2023 resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property in accordance with ASC 360 - 10 - 45 - 9 Impairment or Disposal of Long - Lived Assets. Refer to Note 2, “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion. No additional impairment of long - lived assets exists as of December 31, 2023, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties.

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

Reclassifications

Certain balances, as previously reported, were reclassified to classifications adopted in the current period.

Effective January 1, 2023, research and development costs, certain insurance expenses and other costs of approximately $1,892,000 were reclassed primarily from cost of goods sold to selling, general and administrative expenses. Accordingly, approximately $1,475,000 for the year ended December 31, 2022 was reclassified from cost of goods sold to selling, general and administrative expenses. There was no impact to the Consolidated Statement of Operations due to the reclassification.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative on the Consolidated Statements of Operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks principally consist of cash accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management assesses the risk of nonperformance by the financial institutions to be low.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its asset - based line of credit the fair value approximates its carrying amount.

- F11 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Effective January 1, 2023, the Company adopted the Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued by the Financial Accounting Standards Board (“FASB”) which creates a new credit impairment standard for financial assets measured at amortized cost and available-for-sale debt securities. The ASU requires financial assets measured at amortized cost (including loans, trade receivables and held-to-maturity debt securities) to be presented at the net amount expected to be collected, through an allowance for credit losses that are expected to occur over the remaining life of the asset, rather than incurred losses. The measurement of credit losses for newly recognized financial assets (other than certain purchased assets) and subsequent changes in the allowance for credit losses are recorded in the statement of operations as the amounts expected to be collected change. The Company evaluated the accounting standards update related to the ASU 2016 - 13 Current Expected Credit Loss (“CECL”) and determined that the pronouncement does not have a material effect on the financial position, results of operations or cash flows for the Company.

In December 2023, the FASB issued ASU 2023 - 09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023 - 09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

2.    Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

The Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” under ASC 205-20-45-9 Discontinued Operations, and represented a strategic shift that had a significant impact on the Company’s overall operations and financial results. Accordingly, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (as reclassified).  In addition, OKC’s operating loss, the loss on sale of assets, divestiture costs, and impairment charges on long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Consolidated Statements of Operations for the twelve-month years ended December 31, 2023 and December 31, 2022 (as reclassified).

Under the terms of the Asset Purchase Agreement, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to a buyer for approximately $2,158,000.  The sale transaction closed on August 1, 2023, and in accordance with the sale, the Company evaluated whether the fair value of OKC assets sold, less estimated costs to sell, exceeded the net carrying values.  The Company concluded that the net carrying values exceeded the fair value, less estimated costs to sell, resulting in a loss on the sale of assets of approximately $3,162,000 for the twelve-month year ended December 31, 2023.

Also, as a direct result of Management’s decision to sell OKC’s assets, divest the operations, and exit the CPG segment, the Company incurred an impairment charge on its long-lived asset (building) of approximately $1,219,000 for the year ended December 31, 2023.  This charge was based on two independent, third party real property appraisals (less estimated costs to sell).  In addition, divestiture costs of approximately $807,000 were incurred for the year ended December 31, 2023 related to key employee retention agreements, employee severance agreements, and supplier open purchase order obligations.  The aggregate total of the impairment charge and divestiture costs resulted in a loss of approximately $2,026,000 for the year ended December 31, 2023.

Finally, OKC’s operating loss of approximately $2,052,000 for the year ended December 31, 2023 are also included in the Loss from Discontinued Operation (loss of $22,000 for the year ended December 31, 2022, as reclassified).

In summary, the Discontinued Operation, net of tax, resulted in a loss of approximately $7,240,000 for the year ended December 31, 2023 (loss of $22,000 for the year ended December 31, 2022, as reclassified).

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operation Financial Information

Consolidated Statements of Operations are as follows:

	Years Ended December 31,
(in thousands)	2023	2022

Net Sales	$3,410	$8,636
Operating costs	(5,462)	(8,658)
Loss from discontinued operation	(2,052)	(22)
Loss from discontinued operation - impairment and divestiture costs	(2,026)	—
Loss on sale of assets	(3,162)	—
Loss from discontinued operation before income taxes	(7,240)	(22)
Income tax benefit	—	5
Loss from discontinued operation, net of tax	$(7,240)	$(17)

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Consolidated Balance Sheets, are as follows:

	Years Ending December 31,
(in thousands)	2023	2022

Accounts receivable, net	$38	$1,016
Prepaid and other assets	31	338
Inventories, net	55	4,758
Building and improvements, net	1,428	—
Assets related to discontinued operation	$1,552	$6,112

Noncurrent assets related to discontinued operation	$—	$3,440

Accounts payable	$197	$1,272
Accrued employee compensation and other costs	16	473
Liabilities related to discontinued operation	$213	$1,745

The Company plans to actively market and sell the building in 2024, as well as the inventory (steel) acquired from suppliers that was not part of the sale of assets sold to a third party.  The majority of the remaining assets and liabilities are expected to be settled in early 2024.

3.    Inventories

	Years Ended December 31,
(in thousands)	2023	2022
Raw material and common parts	$7,828	$7,199
Work-in-process	6,466	6,490
Finished goods	491	1,199
	14,785	14,888
Less inventory reserve	(587)	(602)
Total inventories	$14,198	$14,286

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Property, Plant and Equipment

	Years Ended December 31,
(in thousands)	2023	2022
Buildings and building improvements	$8,447	$7,838
Machinery, equipment and tooling	15,503	14,526
Construction in progress	106	1,002
	24,056	23,366
Less accumulated depreciation and amortization	(17,078)	(16,011)
Property, plant and equipment, net	$6,978	$7,355

Depreciation and amortization expense amounted to approximately $1,083,000 and $951,000 for the years ended December 31, 2023 and 2022, respectively. Depreciation expense amounted to approximately $1,042,000 and $927,000 for the years ended December 31, 2023 and 2022, respectively. Amortization expense primarily related to equipment financing amounted to approximately $41,000 and $24,000 for years ended December 31, 2023 and 2022, respectively.

The Company’s Right of Use (‘ROU’) assets included in machinery, equipment and tooling had a net book value of approximately $160,000 as of December 31, 2023 ($185,000 as of December 31, 2022).

As of December 31, 2023, there is approximately $106,000 ($1,002,000 as of December 31, 2022) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $93,000 in CIP for machinery and approximately $13,000 for building improvements.

5.    Long-Term Debt

	Years Ending December 31,
(in thousands)	2023	2022
Line of credit payable to a financial institution: Interest rate is equal to the greater of 8.0% or Prime Rate plus 1.0%. (Interest rate 9.5% as of December 31, 2023) (A)	$2,103	$—

Equipment note obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/factor factor 1.79553% - 1.869304% at time of funding) (B)	—	491

Equipment financing lease obligations; Interest rate fixed for term of each funding based upon the Lender's lease pricing at time of funding. (Interest rate/ factor 1.822758% - 1.869304% at time of funding) (C)	—	10
	2,103	501
Less current portion	(2,103)	(501)
Long term debt	$—	$—

A.

On June 27, 2023, the Company replaced its line of credit ($0 balance outstanding as of December 31, 2022) by entering into a three-year financing agreement with a new financial lending institution for an asset-based line of credit (the “Credit Facility”) with a maximum revolving credit of  $7,000,000. The borrowing base under the Credit Facility is determined using  85% of eligible domestic and foreign accounts receivable balances, less any amounts above foreign credit insurance limits and other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The balance outstanding on the Credit Facility is approximately $2,103,000 as of December 31, 2023, and availability on the Credit Facility is approximately $4,897,000 based on the borrowing base calculations as of December 31, 2023.  The Company capitalized approximately $104,000 of loan origination costs amortizing over three years through June 2026 (the expiration of the Credit Facility), and it is collateralized by the Company’s assets.

- F14 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 470-10-45-5 Classification of Revolving Credit Agreements Subject to Lock-Box Arrangements and Subjective Acceleration Clauses, borrowings outstanding under the Credit Facility that includes both a subjective acceleration clause and requirement to maintain a lock-box arrangement must be considered short-term obligations.  As the Credit Facility includes both of the provisions, the outstanding balance of $2,103,000 is classified as a current liability on the Consolidated Balance Sheet as of December 31, 2023.

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters.  The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than  $10,000,000. The Company has met both covenant requirements as of December 31, 2023.

B.

The Company had an equipment loan facility in the amount of $1,000,000 available until July 9, 2021. This line was non-revolving and non-renewable. The loan term for the equipment covered by the agreement was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding. The equipment loan was paid off in 2023, so there is no balance outstanding as of December 31, 2023 ($491,000 outstanding as of December 31, 2022).

C.

The Company had a lease line of credit for equipment financing in the amount of $1,000,000 available until June 28, 2018.  This line was non-revolving and non-renewable. The lease term for equipment covered by the lease line of credit was 60 months. Monthly payments were fixed for the term of each funding based upon the Lender’s lease pricing in effect at the time of such funding.  The line of credit was paid off in 2023, so there is no balance outstanding as of December 31, 2023 ($10,000 outstanding as of December 31, 2022).

6.    Employee Benefit Plans

Employee Stock Ownership Plan (ESOP)

In 1985, the Company established an employee stock ownership plan (ESOP or the Plan) for the benefit of employees who meet certain minimum age and service requirements. Upon inception of the ESOP, the Company borrowed $2,000,000 from a bank and lent the proceeds to the Plan in accordance with the Trust Agreement (the Trust) established under the ESOP to purchase shares of the Company’s common stock. The Company’s  original loan to the Trust is at interest rates approximating the prime rate and is repayable to the Company over a 40-year term ending in December 2024. During 1987 and 1988, the Company loaned an additional amount of $1,942,000 to the Trust under terms similar to those under the original loan, with term ending in December 2028.

Company shares are held by the Plan’s trustees (per Trust Agreement) in a suspense account until allocated to participant accounts in the Plan.  Contributions are determined annually by the Company according to the ESOP plan formula.  Each year the Company makes contributions to the Trust sufficient to enable the Trust to repay the principal and interest due to the Company under the terms of the Trust. As the loans are repaid, shares are released from the suspense account pro rata based on the portion of the aggregate loan payments that are paid during the year. The Plan allows dividends (if applicable) on unallocated shares to be distributed to participants in cash, unless otherwise directed.  Shares released from the suspense account are allocated to participants in the ESOP based on their relative taxable compensation in the year of allocation and/or on the participants’ account balances.

If the Company’s shares are not readily tradeable on an established securities market when an ESOP participant’s termination of employment or retirement occurs, and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE American. There were no outstanding ESOP shares subject to the repurchase obligation at December 31, 2023.

Since inception of the Plan, 321,141 shares have been allocated to participant accounts, exclusive of shares distributed to participants and no longer in the Plan.  As of December 31, 2023 and 2022, 26,752 and 41,270 shares, respectively, remain unallocated in the suspense account.

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related compensation expense associated with the Plan, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $101,000 for the years ended December 31, 2023 and 2022.  Included as a reduction to Company’s shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the Trust to the Company.  ESOP participants are entitled to vote allocated shares and the Trust is entitled to vote unallocated shares and any allocated shares not voted by the participants.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for two former executives (retirees) of the Company (the Plan). Upon ceasing employment with the Company, the Company pays the annual cost of health insurance coverage and provides continuing life insurance at the same level of coverage at the time of terminating employment with the Company. The Plan also provides a benefit to reimburse the retirees for certain out-of-pocket medical and/or health-related costs. The retirees’ benefits cease upon their death. The Plan is unfunded and the actuarially-determined projected postretirement benefit obligation was approximately $4,262,000 and $4,062,000 as of December 31, 2023 and 2022, respectively.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2023 and 2022 consist of the following:

	Years Ended December 31,
(in thousands)	2023	2022

Current portion - retirement benefits and other	$97	$87
Long-term liabilities - retirement benefits and other	4,165	3,975
Postretirement Benefit Obligation	$4,262	$4,062

Accumulated other comprehensive loss, before income taxes:
Net actuarial loss	$3,024	$2,958

The estimated net loss to be amortized from AOCI to benefit cost during 2024 is approximately $97,000. The increase in the projected postretirement benefit obligation was due to changes in actuarial assumptions.  The actuarial loss is being amortized based on the expected lifetimes of the two former executives.

A reconciliation of the beginning and ending balances of accumulated postretirement benefit obligations as of December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
(in thousands)	2023	2022

Accumulated postretirement benefit obligations at the beginning of the year	$4,062	$5,865
Interest cost	192	157
Actuarial loss/(gain)	152	(1,838)
Benefits paid	(144)	(122)
Accumulated postretirement benefit obligations at the end of the year	$4,262	$4,062

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for this Plan for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(in thousands)	2023	2022

Interest Cost	$192	$157
Recognized actuarial loss	87	151
Pension cost	$279	$308
Benefits Paid	$144	$122

As actuarially – determined, the Company estimates it will make contributions to the Plan to fund the benefits of approximately $147,000 in 2024.

Actuarial assumptions used as of and for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Discount rate used in determining:
Benefit obligation	5.250%	4.875%
Pension cost	4.875%	2.750%

Assumed healthcare cost trend rate is estimated at 10% for the first year and then grading down by 0.5% for each year subsequent until a floor of 5% is reached. The actuarial assumptions for mortality include the use of PriH – 2012 mortality tables with generational mortality improvement scale 2024 and adjusted scale MP 2021.

The effect of a one-percentage-point increase and a one-percentage-point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated postretirement benefit obligation for health care benefits are as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022
Effect of 1% increase in health care trend rates:
Change in benefit obligation	$543	$636
Change in combined service and interest cost	$31	$30

Effect of 1% decrease of health care trend rates:
Change in benefit obligation	$(450)	$(515)
Change in combined service and interest cost	$(25)	$(23)

Based on actuarial assumptions, the Company is expected to make benefit payments for the next ten years ending December 31, as follows (in thousands):

Years Ending December 31,	Amount
2024	$147
2025	161
2026	172
2027	184
2028	196
2029-2033	$1,147

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Shareholders’ Equity

	Years Ended December 31, 2022 and 2023
(in thousands)	Retained Earnings	Accumulated	Common Stock	Capital in excess	ESOT	Treasury Stock	Total
		Other		of par value			shareholders'
		Comprehensive					equity
		Loss
December 31, 2021	$25,858	$(3,908)	$523	$14,500	$(258)	$(1,349)	$35,366

Retirement benefits adjustment	—	1,571	—	—	101	—	1,672
Stock based compensation	—	—	—	56	—	135	191
Net Loss	(2,117)	—	—	—	—	—	(2,117)

December 31, 2022	$23,741	$(2,337)	$523	$14,556	$(157)	$(1,214)	$35,112

Retirement benefits adjustment	—	(52)	—	—	101	—	49
Stock based compensation	—	—	2	61	—	57	120
Net Loss	(10,787)	—	—	—	—	—	(10,787)

December 31, 2023	$12,954	$(2,389)	$525	$14,617	$(56)	$(1,157)	$24,494

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. The dilutive effect of unvested restrictive stock is determined using the treasury stock method.  However, if the assumed common shares are anti-dilutive, basic and diluted earnings per share are the same. As a result of the net losses generated in 2023, all outstanding common shares would be antidilutive.  As of the year ended December 31, 2023 and 2022, there were 24,110 and 27,010 common shares, respectively, that could potentially dilute basic earnings per share in the future. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise.

	Years Ended December 31,
(in thousands except per share data)	2023	2022

Loss from continuing operations	$(3,547)	$(2,100)
Loss from discontinued operation, net of tax	(7,240)	(17)
Net loss	$(10,787)	$(2,117)
Weighted average common shares outstanding (basic)	2,470	2,422
Unvested restricted stock	24	27
Weighted average common shares outstanding (diluted)	2,494	2,449
Basic and diluted loss per share	—	—
Continuing operations	$(1.44)	$(0.87)
Discontinued operation	(2.93)	(0.01)
Basic and diluted loss per share	$(4.37)	$(0.88)

Common Stock Buyback

In January 2006, the Company’s Board of Directors (Board) authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions. As of December 31, 2023, the Company has purchased 360,615 shares and

- F18 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

there remain 89,385 shares available to purchase under this program. There were no shares purchased by the Company in 2023 or 2022. In March 2024, the Board formally approved the termination of the share repurchase authorization under this program.

Stock-Based Compensation

The Company’s 2022 Equity Incentive Plan (“the Equity Plan”) was approved by the shareholders at the 2022 Annual Meeting of Shareholders. The Equity Plan allows for various types of awards (rights) to be granted, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, or any other equity-based awards. The total number of awards under the Equity Plan are limited to a maximum of 200,000 authorized shares.

The Company’s executive compensation program established by the Board of Directors determines the type of awards available to the Company’s executives. The program consists of an annual (cash) incentive plan (“AIP”) and a long-term (equity) incentive plan (“LTIP”). The LTIP includes service-based awards that vest annually over three years, and performance-based awards that cliff-vest based on the achievement of a financial metric over a specific three-year time period. On December 13, 2023, 5,793 service-based (restricted) shares were granted to Company executives under the 2023-2025 LTIP Stock Award (“the 2023-2025 Award”). Additionally, on May 1, 2023, the Board of Directors granted 1,759 service-based restricted shares in connection with the hiring of an executive officer. Those shares vest after a one-year service period.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of shares under the Equity Plan. These shares vest quarterly over a twelve-month service period, have voting rights, and any dividends declared and paid during the restricted period accrue and are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, is recognized over the requisite service period. An aggregate of 10,410 shares were issued on June 9, 2023 with a grant date fair value of approximately $125,000.

A summary of the status of restricted share awards granted under all employee plans is presented below:

		Weighted Average Grant
Restricted Share Activity:	Shares	Date Fair Value
Unvested at December 31, 2021	6,576	$7.60
Granted in 2022	32,921	$11.07
Vested in 2022	12,487	$9.22
Unvested at December 31, 2022	27,010	$11.09
Granted in 2023	18,687	$11.74
Vested in 2023	23,249	$11.26
Unvested at December 31, 2023	22,448	$11.45

Of the 23,249 shares vested in 2023, 1,748 shares were withheld by the Company for approximately $22,000 to sastisfy statutory minimum withholding tax requirements as permitted under the Equity Plan.

Included in the years ended December 31, 2023 and 2022 is approximately $120,000 and $191,000, respectively, of stock-based compensation expense related to the restricted share awards. The Company has approximately $276,000 of stock-based compensation expense related to unvested service-based shares to be recognized over the requisite service periods.

Performance share awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the performance period.  Performance share awards granted to executives vest at the end of a three-year period and vested and issued amounts may range from 0% to a maximum of 200% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. The expected cost of the shares is based on the Company’s assessment of the probability that the performance condition will be achieved. Any related compensation expense is recognized when the probability of the event is likely and performance criteria are met. Forfeitures are recognized as they occur. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is the Company’s intent to settle these awards with shares of common stock.

- F19 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 13, 2023, 17,381 performance-based shares were granted to Company executives under the 2023-2025 Award at a grant date fair value of $11.50 per share. These shares are not issued until the performance period is complete and the metrics are achieved. The maximum potential stock-based compensation expense for these performance-based shares under the 2023-2025 Award is approximately $400,000. However, no expense has been recorded in 2023 due to the low probability of achievement.

8.    Income Taxes

The income tax (expense)/benefit included in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
(in thousands)	2023	2022
Continuing Operations:
Current:
Federal	$(24)	$(61)
State	(2)	—
Total Current	(26)	(61)
Deferred:
Federal	(1,072)	626
State	—	—
Total Deferred	(1,072)	626
Total Continuing Operations	$(1,098)	$565

Discontinued Operation:
Current:
Federal	$—	$42
State	—	—
Total Current	—	42
Deferred:
Federal	—	(37)
State	—	—
Total Deferred	—	(37)

Total Discontinued Operation	$—	$5

Total Income Tax (Expense)/Benefit	$(1,098)	$570

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from continuing operations is as follows:

	Years Ended December 31,
	2023	2022

Federal statutory rate	21.0%	21.0%
Permanent non-taxable income	0.2%	(0.1)%
Business credits	2.8%	0.1%
Foreign-derived intangible income deduction	0.0%	0.0%
State taxes, net of federal benefit	(0.1)%	(0.1)%
Valuation allowance	(68.6)%	0.0%
Other	(0.1)%	0.3%
	(44.8)%	21.2%

- F20 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023 and 2022, the deferred tax assets (liabilities) from continuing operations were comprised of the following:

	Years Ended December 31,
(in thousands)	2023	2022

Deferred Tax Assets:
Inventories	$254	$110
Accrued employees compensation and benefits costs	362	399
Postretirement adjustment (accumulated other comprehensive loss)	635	621
Accrued arbitration award and related liability	—	—
State credit carryforwards	177	173
Federal Net operating loss carryforward	1,493	—
Bad debt reserve	26	25
Warranty reserve	114	122
Research and experimentation expenses	751	615
Customer accruals	344	—
Sec 163(j) disallowed interest	83	—
Other	40	—
Minimum pension liability	—	—
Total deferred tax assets	4,279	2,065
Valuation allowance	(3,145)	(173)
Net deferred tax assets	1,134	1,892

Deferred tax liabilities:
Prepaid expenses	(71)	(70)
Property, plant and equipment	(853)	(774)
Other receivable - insurance proceeds	(210)	—
Total deferred tax liabilities	(1,134)	(844)
Net deferred tax assets	$—	$1,048

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical pre-tax income, as well as projections of future taxable income over the periods which deferred tax assets are deductible, management determined that it is more likely than not that the Company may not realize the net deferred tax assts recorded as of December 31, 2023. Accordingly, a valuation allowance of $3,145,000, an increase of approximately $2,972,000 from the valuation allowance of $173,000 at December 31, 2022, was recorded against net deferred tax assets at December 31, 2023. At December 31, 2023, the federal net operating loss carryforward amount is approximately $7,100,000 and has no expiration date. The Company has a New York state tax credit carryforward of approximately $219,000 at December 31, 2023 ($173,000 at December 31, 2022), which begins to expire in 2024.

There are no uncertain tax positions or unrecognized tax benefits for 2023 and 2022. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2020 through 2023 federal and 2019 through 2023 state tax returns remain subject to examination.

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

- F21 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company entered into further discussions with a particular customer regarding product liability costs and customer damages (the claim) resulting from non-conforming product shipped to the customer in prior years. Prior to 2023, the Company considered the risk of loss to be remote, however, a final claim was received from the customer and submitted to the Company’s insurance carrier. Subsequent to 2023, the insurance carrier determined the claim is covered by insurance for approximately $1,000,000. The claim liability of $1,000,000 is included in other accrued liabilities and the insurance proceeds anticipated in the amount of approximately $1,000,000 are included in other current assets in the Consolidated Balance Sheet as of December 31, 2023. The claim has no year-end impact on earnings.

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

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The Complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The Complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants’ motion to dismiss was granted, in part, and denied, in part. This litigation is still in its earliest stages. The Company is insured for such matters in the amount of $3 million with a retention of $250,000 for defense costs. During 2023, the Company met the retention amount, so subsequent defense costs are covered by insurance. Additionally, there is an excess coverage policy for $3 million that considers the retention payment from the primary insurance policy as the excess $3 million retention. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying financials statements related to this litigation. The Company intends to vigorously defend against this litigation.

There are no other legal proceedings currently pending by or against the Company that would have a material adverse effect on the business, cash flow, or earnings of the Company.

10.    Related Party Transactions

The Company paid legal fees and disbursements of approximately $8,000 and $51,000 in the years ended December 31, 2023 and 2022, respectively, for services provided by a law firm owned by a member of the Company’s Board of Directors.  Additionally, as the Company no longer utilizes this firm, no accrued unbilled legal fees exist as of December 31, 2023 ($13,000 as of December 31, 2022).

- F22 -

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Customer and Supplier Concentration

The Company’s revenues include significant concentration from a limited number of customers. Customer concentration for the years ended December 31, 2023 and 2022 included customers A, B, C, and D, which collectively accounted for approximately 90% and 85% of revenues, respectively. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, any of these major customers could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. The Company routinely assesses its relationships with major customers, including creditworthiness, market conditions, and competitive pressures, to mitigate risks associated with customer concentration. Despite these efforts, there can be no assurance that the Company will successfully reduce its dependence on any single customer in the future. The Company's foreign sales for the years ended December 31, 2023 and 2022 were approximately $12,129,000 and $10,541,000, respectively, and constitute a substantial part of the Company’s revenue.

The Company relies on a variety of suppliers for the procurement of raw materials, components, and services necessary for its operations. Supplier concentration for the years ended December 31, 2023, and 2022 included purchases from one supplier, accounting for approximately 10% and 12% of purchases, respectively. While the Company actively manages its relationships with suppliers and seeks to diversify its supplier base, a disruption in the supply of goods or services from this major supplier could have a material adverse effect on the Company's operations and financial results. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

- F23 -