Form 10-Q
period 2024-03-31
SERVOTRONICS INC /DE/
filed 2024-05-10
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Stock, $.20 par value	2,548,673

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Current assets:
Cash	$136	$95
Cash, restricted	150	150
Accounts receivable, net	10,473	12,065
Inventories, net	14,929	14,198
Prepaid and other current assets	1,920	1,507
Assets related to discontinued operation	1,480	1,552
Total current assets	29,088	29,567

Property, plant and equipment, net	6,859	6,978
Other non-current assets	42	42
Total Assets	$35,989	$36,587
Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,009	$2,103
Current portion of post retirement obligation	97	97
Accounts payable	2,138	2,061
Accrued employee compensation and benefits costs	825	1,003
Accrued warranty	483	542
Other accrued liabilities	2,023	1,909
Liabilities related to discontinued operation	32	213
Total current liabilities	7,607	7,928
Post retirement obligation	4,189	4,165
Shareholders’ equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,523,741 (2,514,775 - 2023) shares	525	525
Capital in excess of par value	14,661	14,617
Retained earnings	12,571	12,954
Accumulated other comprehensive loss	(2,370)	(2,389)
Employee stock ownership trust commitment	(56)	(56)
Treasury stock, at cost 78,559 (87,525 - 2023) shares	(1,138)	(1,157)
Total shareholders’ equity	24,193	24,494
Total Liabilities and Shareholders’ Equity	$35,989	$36,587

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($000’s omitted except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$10,446	$9,060

Costs of goods sold, inclusive of depreciation and amortization	8,711	8,072
Gross profit	1,735	988

Operating expenses
Selling, general and administrative	2,018	2,185
Operating loss	(283)	(1,197)

Other expense
Interest & other expense, net	(83)	(47)
Total other expense	(83)	(47)

Loss from continuing operations before income taxes	(366)	(1,244)
Income tax benefit	—	264
Loss from continuing operations, net of tax	(366)	(980)
Loss from discontinued operation before income taxes	(17)	(720)
Income tax benefit	—	153
Loss from discontinued operation, net of tax (Note 2)	(17)	(567)
Net loss	$(383)	$(1,547)

Basic and diluted loss per share
Continuing operations	$(0.15)	$(0.40)
Discontinued operation	(0.01)	(0.23)
Basic and diluted loss per share	$(0.16)	$(0.63)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net Loss	$(383)	$(1,547)

Other comprehensive income items:
Actuarial gains	19	16
Income tax benefit on actuarial losses	—	(3)
Other comprehensive income:
Retirement benefits adjustments, net of income taxes	19	13

Total comprehensive loss	$(364)	$(1,534)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows related to operating activities:
Loss from continuing operations	$(366)	$(827)
Adjustments to reconcile net income loss to net cash provided by (used in) operating activities:
Depreciation and amortization	271	248
Stock based compensation	63	41
Increase (decrease) in allowance for credit losses	3	(13)
Increase (decrease) in inventory reserve	38	(9)
(Decrease) increase in warranty reserve	(59)	13
Deferred income taxes	—	2
Change in assets and liabilities:
Accounts receivable	1,589	(1,175)
Inventories	(769)	(885)
Prepaid and other current assets	(412)	(1,069)
Accounts payable	77	953
Accrued employee compensation and benefit costs	(164)	196
Post retirement obligations	24	39
Other accrued liabilities	118	69
Net cash provided by (used in) operating activities from continuing operations	413	(2,417)

Cash flows related to investing activities:
Purchase of property, plant and equipment	(152)	(299)
Net cash used in investing activities from continuing operations	(152)	(299)

Cash flows related to financing activities:
(Payments on) proceeds from line of credit, net	(94)	939
Principal payments on equipment financing lease obligations	—	(501)
Net cash (used in) provided by financing activities from continuing operations	(94)	438

Discontinued Operation
Cash used in operating activites	(126)	(363)
Net cash used in operating activities from discontinued operation	(126)	(363)
Net increase (decrease) in cash and restricted cash	41	(2,641)
Cash and restricted cash at beginning of period	245	3,812
Cash and restricted cash at end of period	$286	$1,171

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Servotronics, Inc. (“Servotronics”) and its subsidiaries (“Company”) design, manufacture and market servo-control components and other advanced technology products for aerospace, military and medical applications. The Company was incorporated in New York in 1959. In 1972, the Company was merged into a wholly-owned subsidiary organized under the laws of the State of Delaware, thereby changing the Company’s state of incorporation from New York to Delaware. The Company’s shares currently trade on the New York Stock Exchange (NYSE American) under the symbol SVT.

Until 2023, the Company had operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which had been strategic business segments that offered different products and services. Operations in ATG include the servo-control components (“servo valves”) and the CPG operations included the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. During 2023, the Company’s Management made the strategic decision to sell certain assets of The Ontario Knife Company (“OKC”) and divest the CPG business segment. This divestiture represented a strategic shift, as the Company has realigned its corporate and management reporting structure to focus solely on servo valves and now organizes its business in a single reportable segment. This segment structure reflects the financial information and reports used by management, specifically the Chief Executive Officer and Chief Operating Officer.

The consolidated financial statements currently include the accounts of Servotronics, OKC, and other inactive, wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use. As previously communicated, the Company executed an Asset Purchase Agreement (“APA”) with a third party to sell certain assets of OKC, which closed on August 1, 2023. Accordingly, the sale of assets and results of operations for OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Condensed Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets. The “Loss from Discontinued Operation, net of tax” is included in the net income or net loss on the Condensed Consolidated Statements of Comprehensive Loss, and the cash used in operating activities from the discontinued operation are included in the “Discontinued Operation” section of the Condensed Consolidated Statements of Cash Flows.

The accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three-months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated financial statements should be read in conjunction with the 2023 annual report and the notes thereto.

The 2023 financial information included in the aforementioned Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations were reclassified to conform with the discontinued operation presentation. Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from the Company’s continuing operations, unless otherwise noted. Refer to Note 2 “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flows:

	March 31,	December 31,
(in thousands)	2024	2023
Cash	$136	$95
Restricted cash	150	150
Total cash and restricted cash	$286	$245

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking and savings accounts. The restricted cash of $150,000 as of March 31, 2024 and December 31, 2023 represents collateral with a financial institution.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions. The allowance for credit losses amounted to approximately $124,000 as of March 31, 2024 and $121,000 as of December 31, 2023, respectively. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Revenue transactions generally consist of a single performance obligation to transfer contracted goods and are not accounted for under industry-specific guidance. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service revenue, principally representing repairs, is recognized at the time of shipment of goods.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of March 31,

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2024, and December 31, 2023 under the guidance of ASC 460, the Company has recorded a warranty reserve of approximately $483,000 and $542,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

The Company disaggregates revenue from contracts with customers into geographic regions. The Company determined that disaggregating revenue into this category achieves the objective to portray how the nature, timing, and uncertainty of revenue from cash flows are affected by different regions. Disaggregation of revenue by geographic region are provided below:

	Three Months Ended
(in thousands)	Mar 31, 2024	Mar 31, 2023
Domestic	$7,831	$7,037
International	2,615	2,023
Total Revenue	$10,446	$9,060

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or market adjustments and inventory expected to be used in greater than two years are applied to the gross value of the inventory through a reserve of approximately $625,000 and $587,000 at March 31, 2024 and December 31, 2023, respectively. Pre-production and start-up costs are expensed as incurred.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions and income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its Condensed Consolidated Balance Sheets at March 31, 2024 or December 31, 2023, and did not recognize any interest and/or penalties in its Condensed Consolidated Statements of Operations during the three-month periods ended March 31, 2024 and 2023. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of March 31, 2024 and December 31, 2023. The 2020 through 2023 federal and 2019 through 2023 state tax returns remain subject to examination by the respective taxing authorities.

Supplemental Cash Flow Information

There were no income taxes paid or received for the three-month periods ended March 31, 2024 and 2023. Interest paid during the three-month periods ended March 31, 2024 and 2023 was approximately $45,000 and $5,000, respectively.

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

The Company’s strategic decision to sell certain assets of OKC in 2023 resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property in accordance with ASC 360-10-45-9 Impairment or Disposal of Long-Lived Assets. Refer to Note 2, “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion. No additional impairment of long-lived assets exists as of March 31, 2024, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties.

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

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its asset-based line of credit the fair value approximates its’ carrying amount.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

There have been no additional new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that are of significance, or potential significance, to the Company.

2.	Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

The Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” definition under ASC 205-20-45-9 Discontinued Operations, and represented a strategic shift that had a significant impact on the Company’s overall operations and financial results. Accordingly, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. In addition, OKC’s operating loss, divestiture costs, and impairment charges on long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2024 and 2023 (as reclassified).

Under the terms of the Asset Purchase Agreement, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to a third party on August 1, 2023. As a direct result of Management’s decision to sell OKC’s assets, divest the operations, and exit the CPG business segment, the Company incurred impairment charges on its long-lived asset (building) in 2023 based on independent, third party appraisals (less estimated costs to sell). No impairment charges were incurred for the three-month periods ended March 31, 2024 and 2023 (as reclassified).

Changes in divestiture cost estimates resulted in income from discontinued operation of approximately $8,000 for the three-month period ended March 31, 2024. OKC’s operating losses of approximately $25,000 resulted primarily from employee compensation and severance costs incurred for the three-month period ended March 31, 2024 (loss of approximately $720,000 for the three-month period ended March 31, 2023, as reclassified). Therefore, the total Loss from Discontinued Operation, net of tax, is approximately $17,000 for the three-month period ended March 31, 2024 (Loss of $567,000 for the three-month period ended March 31, 2023, as reclassified).

Discontinued Operation Financial Information

Consolidated Statements of Operations are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2024	Mar 31, 2023
Net Sales	$—	$1,742
Operating costs	(25)	(2,462)
Loss from discontinued operation	(25)	(720)
Change in divestiture and impairment cost estimates	8	—
Loss from discontinued operation before income taxes	(17)	(720)
Income tax benefit	—	153
Loss from discontinued operation, net of tax	$(17)	$(567)

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Condensed Consolidated Balance Sheets, are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable, net	$—	$38
Prepaid and other assets	52	31
Inventories, net	—	55
Building and improvements, net	1,428	1,428
Assets related to discontinued operation	$1,480	$1,552

Accounts payable	$26	$197
Accrued employee compensation and other costs	6	16
Liabilities related to discontinued operation	$32	$213

The Company has actively marketed the building for sale with a commercial real estate broker during the first quarter and expects to sell the real property in 2024. The majority of the remaining assets and liabilities are expected to be settled during the second quarter.

3.	Inventories

	March 31,	December 31,
(in thousands)	2024	2023
Raw material and common parts	$7,760	$7,828
Work-in-process	7,416	6,466
Finished goods	378	491
	15,554	14,785
Less inventory reserve	(625)	(587)
Total inventories	$14,929	$14,198
4.

4.	Property, Plant and Equipment

	March 31,	December 31,
(in thousands)	2024	2023
Buildings and building improvements	$8,502	$8,447
Machinery, equipment and tooling	15,544	15,503
Construction in progress	162	106
	24,208	24,056
Less accumulated depreciation and amortization	(17,349)	(17,078)
Property, plant and equipment, net	$6,859	$6,978

Depreciation and amortization expense amounted to approximately $271,000 and $248,000 for the three-month periods ended March 31, 2024 and 2023, respectively. Amortization expense related to Right of Use (“ROU”) assets amounted to approximately $6,000 and $8,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

The Company’s ROU assets included in machinery, equipment and tooling had a net book value of approximately $154,000 and $160,000 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, there is approximately $162,000 ($106,000 as of December 31, 2023) of construction in progress included in property, plant and equipment, all of which is related to capital projects for machinery and equipment of $123,000 and building improvements of $39,000.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Indebtedness

In June 2023, the Company entered into a three-year financing agreement with a financial lending institution for an asset-based line of credit (“Credit Facility”) with a maximum revolving credit of $7,000,000. The borrowing base under the Credit Facility is determined using 85% of eligible domestic and foreign accounts receivable balances, less any other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The balance outstanding on the Credit Facility is approximately $2,009,000 and $2,103,000 as of March 31, 2024 and December 31, 2023, respectively. The interest rate on the Credit Facility is equal to the greater of 8.0% or the prime rate (as defined by JP Morgan Chase) plus 1.0% (9.5% as of March 31, 2024 and December 31, 2023). The Credit facility is collateralized by the Company’s non-realty assets.

In accordance with ASC 470-10-45-5 Classification of Revolving Credit Agreements Subject to Lock-Box Arrangements and Subjective Acceleration Clauses, borrowings outstanding under the Credit Facility that includes both a subjective acceleration clause and requirement to maintain a lock-box arrangement must be considered short-term obligations. As the Credit Facility includes both of the provisions, the outstanding balances of approximately $2,009,000 and $2,103,000 as of March 31, 2024 and December 31, 2023, respectively, are classified as current liabilities on the Condensed Consolidated Balance Sheets.

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters. The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than $10,000,000. The Company has met both covenant requirements as of March 31, 2024 and December 31, 2023.

6.	Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for two former executives (“retirees”) of the Company (“Plan”). Upon ceasing employment, the Company pays the annual cost of health insurance coverage and provides continuing life insurance at the same level of coverage at the time of terminating employment with the Company. The Plan also provides a benefit to reimburse the retirees for certain out-of-pocket medical and/or health-related costs. The retirees’ benefits cease upon their death. The Plan is unfunded and the actuarially-determined projected postretirement benefit obligation was approximately $4,286,000 and $4,262,000 as of March 31, 2024 and December 31, 2023, respectively. Benefit costs for the three-month periods ended March 31, 2024 and 2023 were $73,000 and $65,000, respectively.

7.	Shareholders’ Equity

	Three-Month Period Ended March 31, 2024 ($000’s omitted)
				Accumulated
		Capital in		Other			Total
	Common	Excess of	Retained	Comprehensive		Treasury	Shareholders’
	Stock	Par Value	Earnings	Loss	ESOT	Stock	Equity
December 31, 2023	$525	$14,617	$12,954	$(2,389)	$(56)	$(1,157)	$24,494
Retirement benefits adjustment	—	—	—	19	—	—	19
Stock based compensation	—	44	—	—	—	19	63
Net Loss	—	—	(383)	—	—	—	(383)

March 31, 2024	$525	$14,661	$12,571	$(2,370)	$(56)	$(1,138)	$24,193

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three-Month Period Ended December 31, 2023 ($000’s omitted)
				Accumulated
		Capital in		Other			Total
	Common	Excess of	Retained	Comprehensive		Treasury	Shareholders’
	Stock	Par Value	Earnings	Loss	ESOT	Stock	Equity
December 31, 2022	$523	$14,556	$23,741	$(2,337)	$(157)	$(1,214)	$35,112
Retirement benefits adjustment	—	—	—	13	—	—	13
Stock based compensation	—	17	—	—	—	24	41
Net Loss	—	—	(1,547)	—	—	—	(1,547)

March 31, 2023	$523	$14,573	$22,194	$(2,324)	$(157)	$(1,190)	$33,619

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

	Three-Month Periods Ended
	March 31,
	2024	2023

	($000’s omitted except per share data)
Loss from continuing operations	$(366)	$(980)
Loss from discontinued operation	(17)	(567)
Net loss	$(383)	$(1,547)

Weighted average common shares outstanding (basic)	2,490	2,460
Unvested restricted stock	29	24
Weighted average common shares outstanding (diluted)	2,519	2,484

Basic and diluted loss per share
Continuing operations	$(0.15)	$(0.40)
Discontinued operation	(0.01)	(0.23)
Basic and diluted earnings per share	$(0.16)	$(0.63)

Stock-Based Compensation

The Company’s 2022 Equity Incentive Plan (“Equity Plan”) was approved by the shareholders at the 2022 Annual Meeting of Shareholders. The Equity Plan allows for various types of awards (rights) to be granted, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, or any other equity-based awards. The total number of awards under the Equity Plan are limited to a maximum of 200,000 authorized common shares.

The Company’s executive compensation program established by the Board of Directors determines the type of awards available to the Company’s executives. The program consists of a cash incentive plan and a long-term incentive plan (“LTIP”) that are awarded annually. The LTIP includes service-based share awards that vest annually over three years, and performance-based share awards that cliff-vest based on the achievement of a certain financial metric over a specific three-year time period.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 26, 2024, 7,180 service-based (restricted) share awards were granted to Company executives under the 2024-2026 LTIP Stock Award (“2024-2026 Award”). Additionally, on January 29, 2024, 1,786 service-based restricted share awards were granted in connection with the hiring of an executive officer. These shares vest after a one-year service period.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of shares under the Equity Plan. These shares vest quarterly over a twelve-month service period, have voting rights, and any dividends declared and paid during the restricted period accrue and are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, is recognized over the requisite service period. No restricted shares were issued to non-employee directors under this policy during the three-month periods ended March 31, 2024 and 2023.

A summary of the status of restricted (service-based) share awards granted under all employee plans is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Restricted Share Activity:
Unvested at December 31, 2023	22,448	$11.45
Granted in 2024	8,966	$12.90
Vested in 2024	(2,600)	$12.01
Unvested at March 31, 2024	28,814	$11.85

Included in the three-month periods ended March 31, 2024 and 2023 is approximately $63,000 and $41,000, respectively, of stock-based compensation expense related to the restricted share awards. The Company has approximately $341,000 of stock-based compensation expense related to unvested restricted shares to be recognized over the requisite service periods.

Restricted, performance-based share awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the performance period. Performance-based share awards granted to executives vest at the end of a three-year period, and are not issued until the performance period is complete and the metrics are achieved. Vested and issued shares may range from 0% to a maximum of 200% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. The expected cost of the shares is based on the date of grant fair value and the Company’s assessment of the probability that the performance condition will be achieved. Any related compensation expense is recognized when the probability is likely that the performance criteria will be achieved. Forfeitures are recognized as they occur. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is the Company’s intent to settle performance-based share awards with shares of common stock.

On March 26, 2024, 21,541 performance-based share awards (at target) were granted to Company executives under the 2024-2026 Award at a grant date fair value of $12.63 per share. The maximum potential stock-based compensation expense for the 2024-2026 Award and prior performance-based share awards is approximately $944,000. However, no stock-based compensation expense has been recorded for the 2024-2026 Award for three-month period ended March 31, 2024 due to the low probability of achievement.

8.	Income Taxes

Despite the pretax loss from continuing operations, the income tax benefit in the Condensed Consolidated Statements of Operations is $0 for the three-month period ended March 31, 2024 (compared to an income tax benefit of approximately $264,000 for the three-month period ended March 31, 2023), due to the recording of a valuation allowance against the net deferred tax assets as of March 31, 2024. The valuation allowance was recorded based on management’s determination that it is more likely than not that the Company may not realize the net deferred tax assets in the future.

The effective tax rate benefit for the three-month period ended March 31, 2024 is 0%, compared to an effective tax rate benefit of 21.2% for the three-month period ended March 31, 2023, respectively. The difference between the statutory rate of 21% and the effective tax rate expense of 0% for the three-month period ended March 31, 2024 is due to the recording of the valuation allowance against the net deferred tax assets as of March 31, 2024.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During 2023, the Company entered into further discussions with a particular customer regarding product liability costs and customer damages (“claim”) resulting from non-conforming product shipped to the customer in prior years. Prior to 2023, the Company considered the risk of loss to be remote, however, the claim was received from the customer and submitted to the Company’s insurance carrier. During the first quarter of 2024, the insurance carrier determined the claim is covered by insurance for approximately $1,000,000. The claim liability of $1,000,000 is included in other accrued liabilities and the insurance proceeds anticipated in the amount of approximately $1,000,000 are included in other current assets in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The final settlement of the claim with the customer and funding from the insurance company are both expected to approximate the $1,000,000 and to occur during the second quarter of 2024.

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

On June 7, 2021, a Summons and Complaint was filed by an employee in the Supreme Court of the State of New York, County of Erie, against Servotronics, Inc., the Servotronics’ Board of Directors, The Ontario Knife Company and Kenneth D. Trbovich (collectively, the “Defendants”). The Complaint alleges certain violations under the New York Human Rights Law by the Defendants relating to the employee’s employment by the Company as well as intentional and negligent infliction of emotional distress. The Complaint also alleges certain purported derivative causes of action against all Defendants, including breach of fiduciary duties, fraud and corporate waste. The Complaint seeks monetary damages in an amount not less than $5,000,000 with respect to the direct causes of action and equitable relief with respect to the purported derivative causes of action. The Defendants filed a motion to dismiss the Complaint on August 6, 2021. On January 13, 2022, the Defendants’ motion to dismiss was granted, in part, and denied, in part. The Company is insured for such matters in the amount of $3 million with a retention of $250,000 for defense costs. During 2023, the Company met the retention amount, so defense costs are covered by insurance. Additionally, there is an excess coverage policy for $3 million that considers the retention payment from the primary insurance policy as the excess $3 million retention. Based on the information known by the Company as of the date of this filing, the Company does not consider the risk of loss to be probable and is unable to reasonably or accurately estimate the likelihood and amount of any liability that may be realized as a result of this litigation. Accordingly, no loss has been recognized in the accompanying Condensed Consolidated Financial Statements related to this litigation. The Company is vigorously defending against this litigation.

There are no other legal proceedings currently pending by or against the Company other than litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company.

SERVOTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Customer and Supplier Concentration

The Company’s revenue includes significant concentration from a limited number of customers representing approximately 86% and 89% of revenue for the three-month periods ended March 31, 2024 and 2023, respectively. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, any of these major customers could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. The Company routinely assesses its relationships with major customers, including creditworthiness, market conditions, and competitive pressures, to mitigate risks associated with customer concentration. Despite these efforts, there can be no assurance that the Company will successfully reduce its dependence on any single customer in the future.

The Company relies on a variety of suppliers for the procurement of raw materials, components, and services necessary for its operations. While the Company actively manages its relationships with suppliers and seeks to diversify its supplier base, a disruption in the supply of goods or services from this major supplier could have a material adverse effect on the Company’s operations and financial results. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future. During the three-month periods ended March 31, 2024 and 2023, there were no purchases for products derived from one supplier greater than 10%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes appearing elsewhere in this report.

The discussion and analysis contain forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many known and unknown risks and uncertainties described elsewhere in this report.

Business Overview & Environment

We are a strategic partner in the aerospace industry, playing a key role in supporting the growth of commercial airplanes, including narrow body and widebody aircraft and business jets. We have long-term customer contracts resulting from being a trusted partner in safety-critical, high-temperature, and high-vibration environments. Our servo valves are sold to commercial aerospace, government, medical, and industrial markets.

As disclosed in Note 1 of the Condensed Consolidated Financial Statements, we divested the OKC operations and exited the CPG business segment during 2023. This divestiture represented a strategic shift, and we realigned our corporate and management reporting structure to focus solely on aerospace as a single reportable segment. This segment structure reflects the financial information and reports used by our management team, specifically the Chief Executive Officer and Chief Operating Officer. Therefore, the management discussion and analysis below pertain only to the results of operations of our continuing operations, unless otherwise noted.

Commercial Aerospace Market:

The commercial aerospace market, characterized by its dynamic nature, is witnessing unprecedented growth driven by increased global travel demands. We are deeply involved in providing cutting-edge solutions and components to meet the evolving needs of aerospace manufacturers and operators worldwide. Our strategic focus within this market encompasses developing and supplying advanced materials, components, and systems that enhance aircraft performance, efficiency, and safety. Through strong industry partnerships, innovative product offerings, and a commitment to excellence, we aim to maintain our leadership position and capitalize on emerging opportunities in the dynamic commercial aerospace landscape.

In addition, consistent with the evolving requirements of the aerospace industry, we operate under long-term agreements with significant customers on the basis of fixed prices, targeted year-to-year price reductions, and/or year-to-year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above-described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are regularly reviewed for continuous improvement. Since our products are labor-intensive, any productivity improvements are expected to positively impact our financial performance.

The commercial aerospace industry’s ability to meet this soaring demand is currently hindered by quality issues as well as ongoing challenges with supply of parts and people constraints. We have been, and continue to be, challenged by these same factors, as noted in our Management Summary.

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

Results of Operations

The following table compares the Company’s Consolidated Statements of Operations data for the three-month periods ended March 31, 2024 and 2023:

	Three Month Periods Ended March 31,
(dollars in thousands)	2024		2023		2024 vs 2023
		%		%	$	%
	Dollars	Sales	Dollars	Sales	Change	Change
Revenues	$10,446	100.0%	$9,060	100.0%	$1,386	15.3%
Cost of goods sold	(8,711)	83.4%	(8,072)	89.1%	(639)	(7.9)%
Gross Profit	1,735	16.6%	988	10.9%	747	75.6%

Selling, general and administrative	(2,018)	19.3%	(2,185)	24.1%	167	7.6%
Operating loss	(283)	(2.7)%	(1,197)	(13.2)%	914	76.4%

Other expenses	(83)	0.8%	(47)	0.5%	(36)	(76.6)%
Loss before income taxes	(366)	(3.5)%	(1,244)	(13.7)%	878	70.6%
Income tax (provision) benefit	—	0.0%	264	2.9%	(264)	(100.0)%
Loss from continuing operations	$(366)	(3.5)%	$(980)	(10.8)%	$614	62.7%

Revenue

Revenue for the three-month period ended March 31, 2024 increased by approximately $1,386,000, or 15.3%, compared to the same period in 2023. This was driven by an increase in volume of approximately $506,000, favorable product mix of approximately $591,000, and price increases of approximately $289,000. These amounts were partially offset by late fees of approximately $264,000 related to not achieving contractual delivery requirements for certain customers, that did not occur during the same period in 2023.

Our foreign sales increased to $2,615,000 for the three-month period ended March 31, 2024 compared to $2,023,000 for the same period in 2023, a growth of approximately $592,000, or 29.3%. These sales constitute a substantial part of our overall revenue stream, and can be attributed to several factors, including an enhanced market penetration, amplified demand for our products/services, and successful execution of our international sales and marketing strategies.

Gross Profit/Margin

Gross profit increased approximately $747,000, or 75.6%, for the three-month period ended March 31, 2024 when compared to the same period in 2023. Gross profit benefited primarily from the increased volume and favorable product mix, partially offset by the customer late fees, resulting in a gross margin of 16.6% for the three-month period ended March 31, 2024 compared to a margin of 10.9% for the same period in 2023.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three-month period ended March 31, 2024 of approximately $2,018,000 decreased $167,000, or 7.6%, when compared to $2,185,000 during the same period in 2023. This decrease is primarily attributable to lower research and development costs, and lower professional and legal fees due to higher costs in the prior year related to a bank refinancing and a proxy contest. SG&A expenses as a percentage of revenue are 19.3% for the three-month period ended March 31, 2024 compared to 24.1% for the same period in 2023.

Operating Loss

Operating loss of approximately ($283,000) for the three-month period ended March 31, 2024 improved by approximately $914,000 when compared to the operating loss of ($1,197,000) during the same period in 2023. This improvement was due to revenue and gross profit growth driven by volume and favorable product mix, and lower operating expenses.

Other Expense

For the three-month period ended March 31, 2024, other expenses (net) increased by approximately $36,000, or 76.6%, compared to the same period in 2023. This increase was driven by higher interest expense due to increased usage of our asset-based line of credit and higher interest rates when compared to the same period in 2023.

Loss before Income Taxes

For the three-month period ended March 31, 2024, the loss before income taxes improved to ($366,000), a decrease of approximately $878,000, or 70.6%, compared to a loss before income taxes of ($1,244,000) during the same period in 2023. This improvement was due to revenue and gross profit growth driven by volume and favorable product mix, and lower operating expenses.

Income Taxes

The Company’s effective tax rate for continuing operations was 0% and (21.2%) for the three-month periods ended March 31, 2024 and 2023, respectively. The 2024 effective tax rate reflects the impact of recording a valuation allowance against the net deferred tax assets that did not occur during the same period in 2023. See also Note 8, Income Taxes, of the accompanying Condensed Consolidated Financial Statements, for information concerning income taxes.

Loss from Continuing Operations

Loss from continuing operations of ($366,000) for the three-month period ended March 31, 2024 decreased (improved) by approximately $614,000 when compared to the loss from continuing operations of ($980,000) for the same period in 2023 due to the reasons noted above.

Loss from Discontinued Operation

Loss from discontinued operation, net of tax, of ($17,000) for the three-month period ended March 31, 2024 decreased (improved) by approximately $550,000 when compared to the loss from discontinued operation of ($567,000) for the same period in 2023, as wind-down costs associated with the OKC operations and divestiture costs related to the CPG business segment are substantially complete, and did not occur during the same period in 2023.

Liquidity and Capital Resources

	Three-Month Periods Ended March 31,
($000’s omitted)	2024	2023
CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$413	$(2,417)
Investing Activities	$(152)	$(299)
Financing Activities	$(94)	$438
Discontinued Operation Activities	$(126)	$(363)

FINANCIAL POSITION:
Working Capital	$21,481	$25,449

CAPITAL EXPENDITURES:	$(152)	$(299)

Operating Activities:

Cash provided by operating activities of $413,000 for the three-month period ended March 31, 2024 represents an increase in cash flow from operations of $2,830,000 when compared to the cash use of ($2,417,000) during the same period in 2023. The source of cash is due primarily to the decrease in accounts receivable resulting from customer collections, partially offset by an increase in inventories.

We had working capital of approximately $21,481,000 and $25,449,000 at March 31, 2024 and March 31, 2023, respectively, of which approximately $286,000 and $1,171,000 at March 31, 2024 and March 31, 2023, respectively, was comprised of cash and restricted cash. The reduction in working capital is due primarily to cash used to fund losses from continuing and discontinued operations, impairment charges resulting from the sale of OKC assets below net carrying values, and wind-down costs associated with the discontinued operation, the majority of which did not occur during the same period in 2023.

Investing Activities:

We used approximately $152,000 for investing activities during the three-month period ended March 31, 2024, and used approximately $299,000 during the same period in 2023. The investing activities were primarily for machinery and equipment and building improvements.

Financing Activities:

We used approximately $94,000 to repay (net of borrowings) our line of credit during the three-month period ended March 31, 2024. Our primary source of cash of approximately $438,000 for the three-month period ended March 31, 2023 was due to utilizing our prior line of credit of approximately $939,000, partially offset by the payment in full of our equipment loans of approximately $501,000.

Discontinued Operation Activities:

Our use of cash from discontinued operating activities of approximately $126,000 during the three-month period ended March 31, 2024 resulted from the funding of operating losses and wind-down costs. For the same period in 2023, the use of cash of approximately $363,000 pertains primarily to the operating losses of the discontinued operation (as reclassified).

Ongoing Liquidity Considerations:

We incurred operating losses from continuing operations for the three month perid ended March 31, 2024 and for the years ended December 31, 2023 and 2022. However, our operating cash flow was positive for the quarter and the availability of funding from our credit facility provides us with adequate working capital and sufficient liquidity to fund our operations in the near term. We understand, however, that our ability to maintain sufficient liquidity is highly dependent upon achieving our expected operating results. Failure to achieve our expected operating results could have a material adverse effect on our liquidity and our ability to obtain financing to support operations.

Management Summary

We are pleased with our revenue growth of 15% and the positive impact of operational advances and production efficiencies that continue to generate gross margin improvements over the prior year. In addition, we are effectively managing operating costs, which were lower than prior year and significantly less as a percentage of our revenue. Finally, we generated positive operating cash flow for the quarter, a substantial improvement over the prior year. This combination has yielded favorable results and reinforces our commitment and focus on achieving our strategic plan of growth and profitability.

The aerospace industry has been rapidly ramping up over the last two years creating volatility in the commercial aerospace market, including demand and supply challenges. We are navigating through the complexity of aligning our customers’ forecasts with our production output to achieve profitability and enhance shareholder value in 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e) as of March 31, 2024. Based upon that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls

There have been no changes during the period covered by this report to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth in Note 9, Commitments and Contingencies, there are no other legal proceedings which are material to the Company currently pending by or against the Company other than ordinary routine litigation incidental to the business which is not expected to materially adversely affect the business, earnings or cash flows of the Company.

Item 1A.  Risk Factors

The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors terminated the share buyback program in March 2024.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(c) Trading Plans

During the three-month period ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve numerous risks and uncertainties which may cause the actual results of the Company to be materially different from future results expressed or implied by such forward-looking statements. There are a number of factors that will influence the Company’s future operations, including: uncertainties in today’s global economy, including political risks, adverse changes in legal and regulatory environments, and difficulty in predicting defense appropriations, the introduction of new technologies and the impact of competitive products, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of the Company’s customers to fund long-term purchase programs, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components, the Company’s ability to accurately align capacity with demand, the availability of financing and changes in interest rates, the outcome of pending and potential litigation, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains, the ability of the Company to obtain and retain key executives and employees and the additional risks discussed elsewhere in this Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2024

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Robert A. Fraass, Chief Financial Officer
Robert A. Fraass
Chief Financial Officer