Form 10-Q
period 2024-06-30
SERVOTRONICS INC /DE/
filed 2024-08-08
CIK 89140

`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2024
Common Stock, $.20 par value	2,557,927

INDEX

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Current assets:
Cash	$119	$95
Cash, restricted	150	150
Accounts receivable, net	10,706	12,065
Inventories, net	15,830	14,198
Prepaid and other current assets	945	1,507
Assets related to discontinued operation	1,480	1,552
Total current assets	29,230	29,567

Property, plant and equipment, net	7,082	6,978
Other non-current assets	42	42
Total Assets	$36,354	$36,587

Liabilities and Shareholders' Equity
Current liabilities:
Line of credit	$1,473	$2,103
Current portion of post retirement obligation	97	97
Accounts payable	2,432	2,061
Accrued employee compensation and benefits costs	989	1,003
Accrued warranty	449	542
Other accrued liabilities	1,827	1,909
Liabilities related to discontinued operation	24	213
Total current liabilities	7,291	7,928

Post retirement obligation	4,202	4,165

Shareholders' equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,531,175 (2,514,775 - 2023) shares	525	525
Capital in excess of par value	14,762	14,617
Retained earnings	13,127	12,954
Accumulated other comprehensive loss	(2,350)	(2,389)
Employee stock ownership trust commitment	(56)	(56)
Treasury stock, at cost 71,125 (87,525 - 2023) shares	(1,147)	(1,157)
Total shareholders' equity	24,861	24,494

Total Liabilities and Shareholders' Equity	$36,354	$36,587

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$12,273	$10,649	$22,719	$19,709

Costs of goods sold, inclusive of depreciation and amortization	9,210	9,092	17,921	17,168
Gross profit	3,063	1,557	4,798	2,541

Operating expenses
Selling, general and administrative	2,397	3,269	4,415	5,444
Operating income (loss)	666	(1,712)	383	(2,903)

Other expense
Interest & other expense, net	98	89	181	142
Total other expense	98	89	181	142

Income (loss) from continuing operations before income taxes	568	(1,801)	202	(3,045)
Income taxes	-	1,479	-	1,063
Income (loss) from continuing operations, net of tax	568	(3,280)	202	(4,108)

Loss from discontinued operation before income taxes	(12)	(6,220)	(29)	(6,940)
Income taxes	-	-	-	-
Loss from discontinued operation, net of tax (Note 2)	(12)	(6,220)	(29)	(6,940)

Net income (loss)	$556	$(9,500)	$173	$(11,048)

Basic earnings (loss) per share:
Continuing operations	$0.23	$(1.33)	$0.08	$(1.67)
Discontinued operation	-	(2.53)	(0.01)	(2.82)
Basic earnings (loss) per share	$0.23	$(3.86)	$0.07	$(4.49)

Diluted earnings (loss) per share:
Continuing operations	$0.22	$(1.33)	$0.08	$(1.67)
Discontinued operation	-	(2.53)	(0.01)	(2.82)
Diluted earnings (loss) per share	$0.22	$(3.86)	$0.07	$(4.49)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Income (Loss)	$556	$(9,500)	$173	$(11,048)

Other comprehensive income items:
Actuarial gains	20	12	39	25
Income tax benefit on actuarial losses	-	-	-	-

Retirement benefits adjustments, net of income taxes	20	12	39	25

Total comprehensive income (loss)	$576	$(9,488)	$212	$(11,023)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows related to operating activities:
Income (loss) from continuing operations	$202	$(4,108)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	543	517
Stock based compensation	176	74
Allowance for credit losses	(18)	(25)
Inventory reserve	139	14
Warranty reserve	(93)	(2)
Deferred income taxes	-	1,072
Changes in assets and liabilities providing (using) cash:
Accounts receivable	1,377	(2,663)
Inventories	(1,771)	(826)
Prepaid and other current assets	562	(520)
Accounts payable	371	1,064
Accrued employee compensation and benefit costs	25	301
Post retirement obligations	37	66
Other accrued liabilities	(82)	(105)
Net cash provided (used) by operating activities from continuing operations	1,468	(5,141)

Cash flows related to investing activities:
Purchase of property, plant and equipment	(647)	(403)
Net cash used by investing activities from continuing operations	(647)	(403)

Cash flows related to financing activities:
(Payments on) proceeds from line of credit	(630)	3,697
Purchase of treasury shares	(21)	-
Principal payments on finance lease obligations	-	(501)
Net cash (used) provided by financing activities from continuing operations	(651)	3,196

Discontinued Operation
Cash used by operating activities	(146)	(568)
Net cash used by operating activities from discontinued operation	(146)	(568)
Net increase (decrease) in cash and restricted cash	24	(2,916)
Cash and restricted cash at beginning of period	245	3,812
Cash and restricted cash at end of period	$269	$896

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

Until 2023, the Company had operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which had been strategic business segments that offered different products and services. Operations in ATG included the design, manufacturing and marketing of servo-control components and other advanced technology products, and the CPG operations included the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. During 2023, the Company’s Management made the strategic decision to sell certain assets of The Ontario Knife Company (“OKC”) and divest the CPG business segment. This divestiture represented a strategic shift, as the Company has realigned its corporate and management reporting structure to focus solely on the servo-control components and other advanced technology products, and now organizes its business in a single reportable segment. This segment structure reflects the financial information and reports used by management, specifically the Chief Executive Officer and Chief Operating Officer.

The consolidated financial statements currently include the accounts of Servotronics, OKC, and other inactive, wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use. As previously communicated, the Company executed an Asset Purchase Agreement (“APA”) with a third party to sell certain assets of OKC, which transaction closed on August 1, 2023. Accordingly, the sale of assets and results of operations for OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Condensed Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets. The “Loss from Discontinued Operation, net of tax” is included in the net income or net loss on the Condensed Consolidated Statements of Comprehensive Income (Loss), and the cash used in operating activities from the discontinued operation are included in the “Discontinued Operation” section of the Condensed Consolidated Statements of Cash Flows.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three- and six-months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated financial statements should be read in conjunction with the 2023 annual report and the notes thereto.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flows:

	June 30,	December 31,
(in thousands)	2024	2023
Cash	$119	$95
Restricted cash	150	150
Total cash and restricted cash	$269	$245

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking and savings accounts. The restricted cash of $150,000 as of  June 30, 2024 and  December 31, 2023 represents collateral with a financial institution.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions. The allowance for credit losses amounted to approximately $103,000 as of June 30, 2024 and $121,000 as of December 31, 2023, respectively. The Company does not accrue interest on past due receivables.

Revenue Recognition

Revenues are recognized at the time of shipment of goods, transfer of title and customer acceptance, as required. Revenue transactions generally consist of a single performance obligation to transfer contracted goods. Purchase orders generally include specific terms relative to quantity, item description, specifications, price, customer responsibility for in-process costs, delivery schedule, shipping point, payment and other standard terms and conditions of purchase. Service revenue, principally representing repairs, is recognized at the time of shipment of goods.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of June 30, 2024, and  December 31, 2023 under the guidance of ASC 460, the Company has recorded a warranty reserve of approximately $449,000 and $542,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

The Company disaggregates revenue from contracts with customers into geographic regions. The Company determined that disaggregating revenue into this category achieves the objective to portray how the nature, timing, and uncertainty of revenue from cash flows are affected by different regions. Disaggregation of revenue by geographic region are provided below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Domestic	$9,065	$7,589	$16,851	$14,598
International	3,208	3,060	5,868	5,111
Total Revenue	$12,273	$10,649	$22,719	$19,709

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition.  Inventory reserves consist of obsolete and/or slow-moving items based on inventory levels in excess of planned sales activity.  These reserves are applied to the gross value of the inventory and are approximately $766,000 and $627,000 as of  June 30, 2024 and  December 31, 2023, respectively.  Pre-production and start-up costs are expensed as incurred.

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

Buildings and improvements (years)	5 - 40
Machinery and equipment (years)	5 - 20
Tooling (years)	3 - 5

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, as well as operating loss and credit carryforwards. The Company and its subsidiaries file a consolidated federal income tax return, combined New York, Texas, California and Connecticut state income tax returns, and a separate Arkansas state income tax return.

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions and income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its Condensed Consolidated Balance Sheets at  June 30, 2024 or December 31, 2023, and did not recognize any interest and/or penalties in its Condensed Consolidated Statements of Operations during the three- and six-month periods ended June 30, 2024 and 2023. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of  June 30, 2024 and December 31, 2023. The 2020 through 2023 federal and 2019 through 2023 state tax returns remain subject to examination by the respective taxing authorities.

Supplemental Cash Flow Information

Income taxes paid amounted to approximately $0 and $2,000 for the six-month periods ended June 30, 2024 and 2023, respectively.  Interest paid during the six-month periods ended June 30, 2024 and 2023 was approximately $86,000 and $46,000 respectively.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s strategic decision to sell certain assets of OKC in 2023 resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property in accordance with ASC 360-10-45-9 Impairment or Disposal of Long-Lived Assets. Refer to Note 2, “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion. No additional impairment of long-lived assets exists as of June 30, 2024, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

There have been no additional new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that are of significance, or potential significance, to the Company.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

The Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” definition under ASC 205-20-45-9 Discontinued Operations, and represented a strategic shift that had a significant impact on the Company’s overall operations and financial results. Accordingly, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets as of  June 30, 2024 and December 31, 2023. In addition, OKC’s operating loss, divestiture costs, and impairment charges on long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2024 and 2023 (as reclassified).

Under the terms of the Asset Purchase Agreement, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to a third party on August 1, 2023. As a direct result of Management’s decision to sell OKC’s assets, divest the operations, and exit the CPG business segment, the Company incurred impairment charges on its long-lived asset (building) in 2023 based on independent, third-party appraisals (less estimated costs to sell).  No impairment charges were incurred for the three- and six-month periods ended June 30, 2024.

Operating loss from discontinued operation was approximately $32,000 and $57,000 for the three- and six-month periods ended June 30, 2024, respectively, and resulted primarily from employee compensation and severance costs (compared to $770,000 and $1,490,000 for the three- and six-month period ended June 30, 2023, respectively, as reclassified).  Divestiture and impairment cost changes resulted in income of approximately $20,000 and $28,000 for the three- and six-month periods ended June 30, 2024 (compared to divestiture and impairment cost estimates of $2,227,000 for each of the three- and six-month periods ended June 30, 2023, respectively).  The loss on the sale of assets was $0 for the three- and six-month periods ended June 30, 2024, respectively (compared to $3,223,000 for each of the three- and six-month periods ended June 30, 2023, respectively, as reclassified).  Therefore, the total Loss from Discontinued Operation, net of tax, is approximately $12,000 and $29,000 for the three- and six-month periods ended June 30, 2024, respectively (compared to a Loss of $6,220,000 and $6,940,000 for the three- and six-month periods ended June 30, 2023, respectively, as reclassified).

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operation Financial Information

Consolidated Statements of Operations are as follows:

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023

Net Sales	$-	$1,345
Operating costs	(32)	(2,115)
Loss from discontinued operation	(32)	(770)
Divestiture and impairment cost estimates	20	(2,227)
Loss on sale of assets	-	(3,223)
Loss from discontinued operation before income taxes	(12)	(6,220)
Income tax benefit	-	-
Loss from discontinued operation, net of tax	$(12)	$(6,220)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023

Net Sales	$-	$3,087
Operating costs	(57)	(4,577)
Loss from discontinued operation	(57)	(1,490)
Divestiture and impairment cost estimates	28	(2,227)
Loss on sale of assets	-	(3,223)
Loss from discontinued operation before income taxes	(29)	(6,940)
Income tax benefit	-	-
Loss from discontinued operation, net of tax	$(29)	$(6,940)

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Condensed Consolidated Balance Sheets, are as follows:

	June 30,	December 31,
(in thousands)	2024	2023

Accounts receivable, net	$-	$38
Prepaid and other assets	52	31
Inventories, net	-	55
Building and improvements, net	1,428	1,428
Assets related to discontinued operation	$1,480	$1,552

Accounts payable	$23	$197
Accrued employee compensation and other costs	1	16
Liabilities related to discontinued operation	$24	$213

The Company has actively marketed the building for sale with a commercial real estate broker during the first quarter and expects to sell the real property in 2024. The majority of the remaining assets and liabilities are expected to be expensed or settled during the third quarter, as divestiture and wind-down activities are substantially complete.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	June 30,	December 31,
(in thousands)	2024	2023

Raw material and common parts	$7,829	$7,828
Work-in-process	8,270	6,466
Finished goods	497	531
	16,596	14,825
Less inventory reserve	(766)	(627)
Total inventories	$15,830	$14,198

4.	Property, Plant and Equipment

	June 30,	December 31,
(in thousands)	2024	2023

Buildings and building improvements	$8,558	$8,447
Machinery, equipment and tooling	15,672	15,503
Construction in progress	472	106
	24,702	24,056
Less accumulated depreciation and amortization	(17,620)	(17,078)
Property, plant and equipment, net	$7,082	$6,978

Depreciation and amortization expense amounted to approximately $271,000 and $260,000 for the three-month periods ended June 30, 2024 and 2023, respectively. Amortization expense related to Right of Use (“ROU”) assets amounted to approximately $6,000 and $7,000 for the three-month periods ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense amounted to approximately $543,000 and $517,000 for the six-month periods ended June 30, 2024 and 2023, respectively. Amortization expense related to ROU assets amounted to approximately $12,000 and $12,000 for the six-month periods ended June 30, 2024 and 2023, respectively.

The Company’s ROU assets included in machinery, equipment and tooling had a net book value of approximately $148,000 and $160,000 as of  June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, there is approximately $472,000 ($106,000 as of December 31, 2023) of construction in progress included in property, plant and equipment, all of which is related to capital projects for machinery and equipment of $246,000 and building improvements of $226,000.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Indebtedness

In June 2023, the Company entered into a three-year financing agreement with a financial lending institution for an asset-based line of credit (“Credit Facility”) with a maximum revolving credit of $7,000,000. The borrowing base under the Credit Facility is determined using 85% of eligible domestic and foreign accounts receivable balances, less any other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The balance outstanding on the Credit Facility is approximately $1,473,000 and $2,103,000 as of June 30, 2024 and December 31, 2023, respectively. The interest rate on the Credit Facility is equal to the greater of 8.0% or the prime rate (as defined by JP Morgan Chase) plus 1.0% (9.5% as of June 30, 2024 and December 31, 2023). The Credit facility is collateralized by the Company’s non-realty assets.

In accordance with ASC 470-10-45-5 Classification of Revolving Credit Agreements Subject to Lock-Box Arrangements and Subjective Acceleration Clauses, borrowings outstanding under the Credit Facility that includes both a subjective acceleration clause and requirement to maintain a lock-box arrangement must be considered short-term obligations. As the Credit Facility includes both provisions, the outstanding balances are classified as current liabilities on the Condensed Consolidated Balance Sheets.

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters. The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than $10,000,000. The Company has met both covenant requirements as of June 30, 2024 and December 31, 2023.

6.	Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for two former executives (“retirees”) of the Company (“Plan”). Upon ceasing employment, the Company pays the annual cost of health insurance coverage and provides continuing life insurance at the same level of coverage at the time of terminating employment with the Company. The Plan also provides a benefit to reimburse the retirees for certain out-of-pocket medical and/or health-related costs. The retirees’ benefits cease upon their death. The Plan is unfunded and the actuarially-determined projected postretirement benefit obligation was approximately $4,299,000 and $4,262,000 as of June 30, 2024 and December 31, 2023, respectively. Benefit costs for the three-month periods ended June 30, 2024 and 2023, were $73,000 and $65,000 respectively. Benefit costs for the six-month periods ended June 30, 2024 and 2023 were $146,000 and $130,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Shareholders’ Equity

	Six-month Period Ended June 30, 2024 (in thousands)
				Accumulated
		Capital in		Other			Total
	Common	Excess of	Retained	Comprehensive		Treasury	Shareholders'
	Stock	Par Value	Earnings	Loss	ESOT	Stock	Equity

December 31, 2023	$525	$14,617	$12,954	$(2,389)	$(56)	$(1,157)	$24,494

Retirement benefits adjustment	-	-	-	19	-	-	19
Stock based compensation	-	44	-	-	-	19	63
Net Loss	-	-	(383)	-	-	-	(383)

March 31, 2024	$525	$14,661	$12,571	$(2,370)	$(56)	$(1,138)	$24,193

Retirement benefits adjustment	-	-	-	20	-	-	20
Stock based compensation	-	101	-	-	-	12	113
Purchase of treasury shares	-	-	-	-	-	(21)	(21)
Net Income	-	-	556	-	-	-	556

June 30, 2024	$525	$14,762	$13,127	$(2,350)	$(56)	$(1,147)	$24,861

	Six-month Period Ended June 30, 2023 (in thousands)
				Accumulated
		Capital in		Other			Total
	Common	Excess of	Retained	Comprehensive		Treasury	Shareholders'
	Stock	Par Value	Earnings	Loss	ESOT	Stock	Equity

December 31, 2022	$523	$14,556	$23,741	$(2,337)	$(157)	$(1,214)	$35,112

Retirement benefits adjustment	-	-	-	13	-	-	13
Stock based compensation	-	17	-	-	-	24	41
Net Loss	-	-	(1,547)	-	-	-	(1,547)

March 31, 2023	$523	$14,573	$22,194	$(2,324)	$(157)	$(1,190)	$33,619

Retirement benefits adjustment	-	-	-	12	-	-	12
Stock based compensation	1	14	-	-	-	18	33
Net Loss	-	-	(9,500)	-	-	-	(9,500)

June 30, 2023	$524	$14,587	$12,694	$(2,312)	$(157)	$(1,172)	$24,164

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share were outstanding for the period. The dilutive effect of unvested restrictive stock is determined using the treasury stock method. However, if the assumed common shares are anti-dilutive, basic and diluted earnings per share are the same.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands except per share data)		(in thousands except per share data)

Income (loss) from continuing operations	$568	$(3,280)	$202	$(4,108)
Loss from discontinued operation	(12)	(6,220)	(29)	(6,940)
Net income (loss)	$556	$(9,500)	$173	$(11,048)

Weighted average common shares outstanding (basic)	2,495	2,461	2,492	2,458
Unvested restricted stock (service based)	30	28	30	28
Unvested restricted stock (performance based)	21	-	21	-
Weighted average common shares outstanding (diluted)	2,546	2,489	2,543	2,486

Basic earnings (loss) per share:
Continuing operations	$0.23	$(1.33)	$0.08	$(1.67)
Discontinued operation	-	(2.53)	(0.01)	(2.82)
Basic earnings (loss) per share	$0.23	$(3.86)	$0.07	$(4.49)

Diluted earnings (loss) per share:
Continuing operations	$0.22	$(1.33)	$0.08	$(1.67)
Discontinued operation	-	(2.53)	(0.01)	(2.82)
Diluted earnings (loss) per share	$0.22	$(3.86)	$0.07	$(4.49)

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

The Company’s executive compensation program established by the Board of Directors determines the type of awards available to the Company’s executives. The program consists of a cash incentive plan and a long-term incentive plan (“LTIP”) that are awarded annually.  The LTIP includes service-based (restricted) share awards that vest annually over three years, and performance-based (restricted) share awards that cliff-vest based on the achievement of a specific financial metric over a specific three-year period.

On March 26, 2024, 7,180 service-based share awards were granted to Company executives under the 2024-2026 LTIP Stock Award.  Additionally, on January 29, 2024, 1,786 service-based share awards were granted in connection with the hiring of an executive officer, and these shares vest after a one-year service period.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of shares under the Equity Plan.  These shares vest quarterly over a twelve-month service period, have voting rights, and any dividends declared and paid during the restricted period accrue and are paid upon vesting.  The aggregate amount of expense to the Company, measured based on the grant date fair value, is recognized over the requisite service period.  On May 10, 2024, an aggregate of 9,980 restricted shares were issued with a grant date fair value of $125,000.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted (service-based) share awards granted is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value
Service-Based Share Activity:
Unvested at December 31, 2023	22,448	$11.45
Granted in 2024	18,946	$12.70
Vested in 2024	(11,807)	$11.55
Unvested at June 30, 2024	29,587	$12.21

Included in the six-month periods ended June 30, 2024 and 2023 is approximately $131,000 and $74,000, respectively, of stock-based compensation expense related to the service-based share awards. The Company has approximately $296,000 of stock-based compensation expense related to unvested service-based shares to be recognized over the requisite service periods.

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

On March 26, 2024, 21,541 performance-based share awards (at target) were granted to Company executives under the 2024-2026 LTIP Stock Award at a grant date fair value of $12.63 per share. Included in the six-month periods ended June 30, 2024 and 2023 is approximately $45,000 and $0, respectively, of stock-based compensation expense related to this award.  The Company has approximately $227,000 of stock-based compensation expense related to this award to be recognized over the requisite service periods.

On December 13, 2023, 17,380 performance-based share awards (at target) were granted to Company executives under the 2023-2025 LTIP Stock award at a grant date fair value of $11.50 per share.  No stock-based compensation expense has been recorded for the six-month period ending June 30, 2024, as achievement of the performance metric was deemed not probable for this award.

The maximum potential stock-based compensation expense for the performance-based share awards under the 2023-2025 and 2024-2026 LTIP Stock Awards is approximately $944,000.

A summary of the status of performance-based share awards granted is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value
Performance-Based Share Activity:
Unvested at December 31, 2023	17,380	$11.50
Granted in 2024	21,541	$12.63
Vested in 2024	-	$-
Unvested at June 30, 2024	38,921	$12.13

Included in the six-month periods ended June 30, 2024 and 2023 is approximately $176,000 and $74,000, respectively, of total stock-based compensation expense related to the service- and performance-based share awards. The Company has approximately $523,000 of stock-based compensation expense related to total unvested service- and performance-based shares to be recognized over the requisite service periods.

8.	Income Taxes

The income tax expense in the Condensed Consolidated Statements of Operations is $0 for the three- and six-month period ended June 30, 2024 compared to an income tax expense of approximately $1,479,000 and $1,063,000 for the three- and six-month period ended June 30, 2023, respectively, due to the valuation allowance recorded against the net deferred tax assets as of June 30, 2024 and 2023. The valuation allowance was initially recorded during the second quarter of 2023 based on management’s determination that it is more likely than not that the Company will not realize the net deferred tax assets in the future.

The effective tax rate benefit for the three- and six-month period ended June 30, 2024 is 0%, compared to an effective tax rate of 18.4% and 10.6% for the three- and six-month period ended June 30, 2023, respectively. The difference between the statutory rate of 21% and the effective tax rate expense of 0% for the three- and six-month period ended June 30, 2024 is due to the valuation allowance recorded against the deferred tax assets (net) as of June 30, 2024.

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

During 2023, the Company entered into discussions with a particular customer regarding product liability costs and customer damages (“claim”) resulting from non-conforming product shipped to the customer in prior years. Prior to 2023, the Company considered the risk of loss to be remote, however, the claim was received from the customer and submitted to the Company’s insurance carrier in 2024.  The insurance carrier determined the claim was covered by insurance for approximately $1,000,000 and proceeds were received during the second quarter. The claim liability of approximately $1,000,000 is included in other accrued liabilities in the Condensed Consolidated Balance Sheets as of  June 30, 2024 and December 31, 2023 and was settled with the customer at the beginning of the third quarter of 2024.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's revenue includes significant concentration from a limited number of customers representing approximately 90% of revenue for both the three and six-month periods ended June 30, 2024 and 2023. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, any of these major customers could have a material adverse effect on the Company's financial condition, results of operations, and cash flows. The Company routinely assesses its relationships with major customers, including creditworthiness, market conditions, and competitive pressures, to mitigate risks associated with customer concentration. Despite these efforts, there can be no assurance that the Company will successfully reduce its dependence on any single customer in the future.

The Company relies on a variety of suppliers for the procurement of raw materials, components, and services necessary for its operations. While the Company actively manages its relationships with suppliers and seeks to diversify its supplier base, a disruption in the supply of goods or services from a major supplier could have a material adverse effect on the Company's operations and financial results.  To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future. During the six-month periods ended June 30, 2024 and 2023, there were no purchases for products derived from one supplier greater than 10% of total vendor purchases.

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

Business Overview & Environment

We are a strategic partner in the aerospace industry, playing a key role in supporting the growth of commercial airplanes, including narrow body and widebody aircraft and business jets. We have long-term customer contracts resulting from being a trusted partner in safety-critical, high-temperature, and high-vibration environments. Our servo-control components and advanced technology products are sold to commercial aerospace, government, medical, and industrial markets.  Through strong industry partnerships, innovative product offerings, and a commitment to excellence, we aim to maintain our leadership position and capitalize on emerging opportunities in the dynamic commercial aerospace landscape, as well as the other markets.

As disclosed in Note 1 of the Condensed Consolidated Financial Statements, we divested the OKC operations and exited the CPG business segment during 2023. This divestiture represented a strategic shift, and we realigned our corporate and management reporting structure to focus solely on servo-control components and other advanced technology products as a single reportable segment. This segment structure reflects the financial information and reports used by our management team, specifically the Chief Executive Officer and Chief Operating Officer. Therefore, the management discussion and analysis below pertain only to the results of operations of our continuing operations, unless otherwise noted.

Commercial Aerospace Market

The commercial aerospace market, characterized by its dynamic nature, is witnessing unprecedented growth driven by increased global travel demands. We are deeply involved in providing cutting-edge solutions and components to meet the evolving needs of aerospace manufacturers and operators worldwide. Our strategic focus within this market encompasses developing and supplying advanced materials, components, and systems that enhance aircraft performance, efficiency, and safety.  The commercial aerospace industry’s ability to meet the significant travel demand is currently hindered by supply chain issues as well as ongoing challenges with supply of parts and people constraints. We have been, and continue to be, challenged by these same factors, as noted in our Management Summary.

Marketing Strategy

Our marketing strategy focuses on expanding business in primary markets, such as commercial aviation, while exploring new opportunities in markets like energy and industrials as part of our growth strategy. This approach capitalizes on our technology and expertise in applications for our servo-controls and other advanced technology products, meeting the expanding demands of these sectors.

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

Results of Operations

The following table compares the Company’s Consolidated Statements of Operations data for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024		2023		2024 vs 2023
		%		%	$	%
	Dollars	Sales	Dollars	Sales	Change	Change
Revenues	$12,273	100.0%	$10,649	100.0%	$1,624	15.3%
Cost of goods sold	9,210	75.0%	9,092	85.4%	118	1.3%
Gross Profit	3,063	25.0%	1,557	14.6%	1,506	96.7%

Selling, general and administrative	2,397	19.5%	3,269	30.7%	(872)	(26.7)%
Operating income (loss)	666	5.4%	(1,712)	(16.1)%	2,378	138.9%

Other expenses	98	0.8%	89	0.8%	9	10.1%

Income (loss) before income taxes	568	4.6%	(1,801)	(16.9)%	2,369	131.5%

Income taxes	-	0.0%	1,479	13.9%	(1,479)	(100.0)%
Income (loss) from continuing operations	$568	4.6%	$(3,280)	(30.8)%	$3,848	117.3%

	Six Months Ended June 30,
(dollars in thousands)	2024		2023		2024 vs 2023
		%		%	$	%
	Dollars	Sales	Dollars	Sales	Change	Change
Revenues	$22,719	100.0%	$19,709	100.0%	$3,010	15.3%
Cost of goods sold	17,921	78.9%	17,168	87.1%	753	4.4%
Gross Profit	4,798	21.1%	2,541	12.9%	2,257	88.8%

Selling, general and administrative	4,415	19.4%	5,444	27.6%	(1,029)	(18.9)%
Operating income (loss)	383	1.7%	(2,903)	(14.7)%	3,286	113.2%

Other expenses	181	0.8%	142	0.7%	39	27.5%

Income (loss) before income taxes	202	0.9%	(3,045)	(15.4)%	3,247	106.6%

Income taxes	-	0.0%	1,063	5.4%	(1,063)	(100.0)%
Income (loss) from continuing operations	$202	0.9%	$(4,108)	(20.8)%	$4,310	104.9%

Revenue

Revenue for the three-month period ended June 30, 2024 increased by approximately $1,624,000, or 15.3%, compared to the same period in 2023. This was driven by an increase in volume of approximately $2,170,000 and price increases of approximately $330,000, partially offset by unfavorable product mix of approximately $875,000.  Our foreign sales increased to $3,208,000 for the three-month period ended June 30, 2024 compared to $3,060,000 for the same period in 2023, a growth of approximately $148,000, or 4.8%.

Revenue for the six-month period ended June 30, 2024 increased by approximately $3,010,000, or 15.3%, compared to the same period in 2023. This was driven by an increase in volume of approximately $2,626,000 and price increases of approximately $618,000, partially offset by unfavorable product mix of approximately $234,000.  Our foreign sales increased to $5,868,000 for the six-month period ended June 30, 2024 compared to $5,111,000 for the same period in 2023, a growth of approximately $757,000, or 14.8%.

The significant revenue growth over prior year is reflective of our continued focus on increased shipments to support our strong customer demand. Our foreign sales constitute a substantial part of our overall revenue stream, and can be attributed to several factors, including an enhanced market penetration, amplified demand for our products/services, and successful execution of our international sales and marketing strategies.

Gross Profit/Margin

Gross profit increased approximately $1,506,000, or 96.7%, for the three-month period ended June 30, 2024 when compared to the same period in 2023 resulting in a gross margin of 25.0% for the same period in 2024, compared to a margin of 14.6% for the same period in 2023.

Gross profit increased approximately $2,257,000, or 88.8%, for the six-month period ended June 30, 2024 when compared to the same period in 2023, resulting in a gross margin of 21.1% for the same period in 2024 compared to a margin of 12.9% for the same period in 2023.

The gross profit and gross margin increase over prior year were significantly benefited by higher volumes, price increases, improved operational efficiencies, and reduction of customer late fees, partially offset by higher compensation and temporary labor costs, and a lower allocation of research & development (R&D) costs to operating (selling, general and administrative) costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three-month period ended June 30, 2024 of approximately $2,397,000 decreased $872,000, or 26.7%, when compared to $3,269,000 during the same period in 2023.   SG&A expenses as a percentage of revenue are 19.5% for the three-month period ended June 30, 2024 compared to 30.7% for the same period in 2023.

SG&A expenses for the six-month period ended June 30, 2024 of approximately $4,415,000 decreased $1,029,000, or 18.9%, when compared to $5,444,000 during the same period in 2023. SG&A expenses as a percentage of revenue are 19.4% for the six-month period ended June 30, 2024 compared to 27.6% for the same period in 2023.

The SG&A decreases are attributable to lower professional and legal costs in the current year resulting from significant, non-recurring bank refinancing, proxy contest and corporate restructuring costs in the prior year, and lower R&D costs as a significant R&D project from the prior year is substantially complete in the current year.  SG&A expense in the current year is aligned with our standard business operations and cost containment efforts when compared to the prior year.

Operating Income

Operating income of approximately $666,000 for the three-month period ended June 30, 2024 improved by approximately $2,378,000 when compared to the operating loss of ($1,712,000) during the same period in 2023.

Operating income of approximately $383,000 for the six-month period ended June 30, 2024 improved by approximately $3,286,000 when compared to the operating loss of ($2,903,000) during the same period in 2023.

The operating income improvements were due to revenue and gross profit growth driven primarily by volume, production efficiencies, and lower SG&A expenses.

Other Expense

For the three-month period ended June 30, 2024, other expense increased by approximately $9,000, or 10.1%, compared to the same period in 2023.

For the six-month period ended June 30, 2024, other expense increased by approximately $39,000, or 27.5%, compared to the same period in 2023.

The increases in the current year were driven by higher interest expense due to increased usage of our asset-based line of credit and higher interest rates when compared to the same periods in 2023.

Income before Income Taxes

For the three-month period ended June 30, 2024, income before income taxes improved to $568,000, an increase of approximately $2,369,000, or 131.5%, compared to a loss before income taxes of ($1,801,000) during the same period in 2023.

For the six-month period ended June 30, 2024, income before income taxes improved to $202,000, an increase of approximately $3,247,000, or 106.6%, compared to a loss before income taxes of ($3,045,000) during the same period in 2023.

These improvements were due to revenue and gross profit growth driven primarily by volume, production efficiencies, and lower operating expenses.

Income Taxes

The Company’s effective tax rate for continuing operations was 0.0% and 18.4% for the three-month periods ended June 30, 2024 and 2023, respectively.

The Company’s effective tax rate for continuing operations was 0.0% and 10.6% for the six-month periods ended June 30, 2024 and 2023, respectively.

The difference between the effective tax rates and the statutory rate of 21.0% in the current and prior year reflect the impact of recording a valuation allowance against the deferred tax assets (net). See also Note 8, Income Taxes, of the accompanying Condensed Consolidated Financial Statements, for information concerning income taxes.

Income (loss) from Continuing Operations

Income from continuing operations of $568,000 for the three-month period ended June 30, 2024 improved by approximately $3,848,000 when compared to the loss from continuing operations of ($3,280,000) for the same period in 2023 due to the reasons noted above.

Income from continuing operations of $202,000 for the six-month period ended June 30, 2024 improved by approximately $4,310,000 when compared to the loss from continuing operations of ($4,108,000) for the same period in 2023 due to the reasons noted above.

Loss from Discontinued Operation

Loss from discontinued operation, net of tax, of ($12,000) for the three-month period ended June 30, 2024 improved by approximately $6,208,000 when compared to the loss from discontinued operation of ($6,220,000) for the same period in 2023, as wind-down costs associated with the OKC operations and divestiture costs related to the CPG business segment are substantially complete in the current year.

Loss from discontinued operation, net of tax, of ($29,000) for the six-month period ended June 30, 2024 improved by approximately $6,911,000 when compared to the loss from discontinued operation of ($6,940,000) for the same period in 2023, as wind-down costs associated with the OKC operations and divestiture costs related to the CPG business segment are substantially complete in the current year.

Liquidity and Capital Resources

	Six-Month Periods Ended June 30,
(in thousands)	2024	2023

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$1,468	$(5,141)
Investing Activities	$(647)	$(403)
Financing Activities	$(651)	$3,196
Discontinued Operation Activities	$(146)	$(568)

FINANCIAL POSITION:
Working Capital	$21,939	$20,766

CAPITAL EXPENDITURES:	$(647)	$(403)

Operating Activities:

Cash provided by operating activities of $1,468,000 for the six-month period ended June 30, 2024 represents an increase in cash flow from operations of $6,609,000 when compared to the cash use of $5,141,000 during the same period in 2023. The source of cash in the current year is due primarily to the decrease in accounts receivable resulting from strong customer collections and insurance proceeds, partially offset by an increase in work-in-process inventories to support higher production output.  The use of cash in the prior year was due primarily to operating losses and increases in accounts receivable.

We had working capital of approximately $21,939,000 and $20,766,000 as of June 30, 2024 and June 30, 2023, respectively, of which approximately $269,000 and $896,000 as of June 30, 2024 and June 30, 2023, respectively, was comprised of cash and restricted cash. The increase in working capital is due primarily to higher inventory levels to support our production output and revenue growth.

Investing Activities:

We used approximately $647,000 for investing activities during the six-month period ended June 30, 2024, and used approximately $403,000 during the same period in 2023. The investing activities were primarily for machinery and equipment and building improvements.

Financing Activities:

We used approximately $651,000 for investing activities driven primarily by repaying our line of credit (net of borrowings) by approximately $630,000 resulting from our strong collections during the six-month period ended June 30, 2024. Our primary source of cash of approximately $3,196,000 for the six-month period ended June 30, 2023 was due to advances on our line of credit of approximately $3,847,000, partially offset by the payment of our equipment loans of approximately $501,000.

Discontinued Operation Activities:

Our use of cash from discontinued operating activities of approximately $146,000 during the six-month period ended June 30, 2024 resulted from the funding of operating losses and wind-down costs. For the same period in 2023, our use of cash of approximately $568,000 resulted from the operating losses of the discontinued operation (as reclassified).

Ongoing Liquidity Considerations:

The income from continuing operations generated for the three- and six-month periods ending June 30, 2024, the positive operating cash flows, and the availability of funding from our credit facility, provides us with adequate working capital and sufficient liquidity to fund our operations in the near term.  We understand, however, that our ability to maintain sufficient liquidity is highly dependent upon achieving our expected operating results.  Failure to achieve our expected operating results could have a material adverse effect on our liquidity and our ability to obtain financing to support operations.

Management Summary

We are pleased with our revenue growth of 15% and the positive impact of operational advances and production efficiencies that continue to generate gross margin improvements over the prior year.  In addition, we are effectively managing operating costs, which were significantly lower than prior year as a percentage of our revenue.  Finally, we have generated positive operating cash flows, a substantial improvement over the prior year.  These factors have yielded favorable results and reinforces our commitment and focus on achieving our strategic plan of growth and profitability.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e) as of June 30, 2024. Based upon that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(c) Trading Plans

During the three-month period ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101).

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

Date: August 8, 2024

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Robert A. Fraass, Chief Financial Officer
Robert A. Fraass
Chief Financial Officer