Form 10-Q
period 2024-09-30
SERVOTRONICS INC /DE/
filed 2024-11-08
CIK 89140

`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2024
Common Stock, $.20 par value	2,554,236

INDEX

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Current Assets:
Cash	$46	$95
Cash, restricted	150	150
Accounts receivable, net	12,598	12,065
Inventories, net	15,408	14,198
Prepaid and other current assets	810	1,507
Assets related to discontinued operation	1,466	1,552
Total current assets	30,478	29,567

Property, plant and equipment, net	7,143	6,978
Other non-current assets	42	42
Total Assets	$37,663	$36,587

Liabilities and Shareholders' Equity
Current Liabilities:
Line of credit	$3,169	$2,103
Current portion of post-retirement obligation	97	97
Accounts payable	2,954	2,061
Accrued employee compensation and benefits costs	927	1,003
Accrued warranty	413	542
Other accrued liabilities	1,046	1,909
Liabilities related to discontinued operation	27	213
Total Current Liabilities	8,633	7,928

Post-retirement obligation	4,210	4,165
Other long-term liabilities	427	-
Total Liabilities	13,270	12,093

Shareholders' Equity:
Common stock, par value $0.20; authorized 4,000,000 shares; issued 2,629,052 shares; outstanding 2,527,484 (2,514,775 - 2023) shares	525	525
Capital in excess of par value	14,796	14,617
Retained earnings	12,631	12,954
Accumulated other comprehensive loss	(2,331)	(2,389)
Employee stock ownership trust commitment	(56)	(56)
Treasury stock, at cost 74,816 (87,525 - 2023) shares	(1,172)	(1,157)
Total shareholders' equity	24,393	24,494

Total Liabilities and Shareholders' Equity	$37,663	$36,587

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$12,430	$11,582	$35,149	$31,291

Costs of goods sold, inclusive of depreciation and amortization	10,162	9,083	28,083	26,252
Gross profit	2,268	2,499	7,066	5,039

Operating expenses
Selling, general and administrative	1,979	2,219	6,394	7,663
Legal settlement (Note 9)	570	-	570	-
Total operating expenses	2,549	2,219	6,964	7,663

Operating (loss) income	(281)	280	102	(2,624)

Other expense
Interest & other expense, net	172	98	353	239
Total other expense	172	98	353	239

(Loss) income from continuing operations before income taxes	(453)	182	(251)	(2,863)
Income tax expense	-	-	-	(1,063)
(Loss) income from continuing operations, net of tax	(453)	182	(251)	(3,926)

Loss from discontinued operation before income taxes	(43)	(386)	(72)	(7,326)
Income taxes	-	-	-	-
Loss from discontinued operation, net of tax (Note 2)	(43)	(386)	(72)	(7,326)

Net loss	$(496)	$(204)	$(323)	$(11,252)

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.18)	$0.07	$(0.10)	$(1.59)
Discontinued operation	(0.02)	(0.16)	(0.03)	(2.97)
Basic and diluted loss per share	$(0.20)	$(0.09)	$(0.13)	$(4.56)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss	$(496)	$(204)	$(323)	$(11,252)

Other comprehensive income items:
Actuarial gains	19	17	58	42
Income tax benefit on actuarial losses	-	-	-	-
Retirement benefits adjustments, net of income taxes	19	17	58	42

Total comprehensive loss	$(477)	$(187)	$(265)	$(11,210)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows related to operating activities:
Loss from continuing operations	$(251)	$(3,926)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	768	790
Stock based compensation	185	111
Allowance for credit losses	(90)	8
Inventory reserve	108	34
Warranty reserve	(129)	(37)
Deferred income taxes	-	1,077
Changes in assets and liabilities providing (using) cash:
Accounts receivable	(443)	(3,852)
Inventories	(1,318)	(796)
Prepaid and other current assets	697	(251)
Accounts payable	893	1,118
Accrued employee compensation and benefit costs	(18)	229
Other accrued liabilities	(863)	528
Post-retirement obligations	45	59
Other long-term liabilities	427	-
Net cash provided (used) by operating activities from continuing operations	11	(4,908)

Cash flows related to investing activities:
Purchase of property, plant and equipment, net of disposals	(933)	(606)
Net cash used by investing activities from continuing operations	(933)	(606)

Cash flows related to financing activities:
Proceeds from line of credit, net of payments	1,066	2,164
Purchase of treasury shares	(21)	-
Payments on finance lease obligations	-	(501)
Net cash provided by financing activities from continuing operations	1,045	1,663

Discontinued Operation
Cash used by operating activities	(172)	(1,753)
Cash provided by investing activities	-	2,100
Net cash (used) provided by discontinued operation	(172)	347

Net decrease in cash and restricted cash	(49)	(3,504)
Cash and restricted cash at beginning of period	245	3,812
Cash and restricted cash at end of period	$196	$308

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

Until 2023, the Company had operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which had been strategic business segments that offered different products and services. Operations in ATG included the design, manufacturing and marketing of servo-control components and other advanced technology products, and the CPG operations included the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies. During 2023, the Company’s Management made the strategic decision to sell certain assets of The Ontario Knife Company (“OKC”) and divest the CPG business segment. This divestiture represented a strategic shift, as the Company has realigned its corporate and management reporting structure to focus solely on servo-control components and other advanced technology products, and now organizes its business in a single reportable segment with no reference to ATG or CPG.  This segment structure reflects the financial information and reports used by Management, specifically the Chief Executive Officer and Chief Operating Officer.

The condensed consolidated financial statements currently include the accounts of Servotronics, OKC, and other inactive, wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use. As stated, the Company executed an Asset Purchase Agreement (“APA”) with a third party to sell certain assets of OKC, which transaction closed on August 1, 2023. Accordingly, the sale of assets and results of operations for OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Condensed Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets. The “Loss from Discontinued Operation, net of tax” is included in the net income or net loss on the Condensed Consolidated Statements of Comprehensive Loss, and the cash used by operating activities from the discontinued operation is included in the “Discontinued Operation” section of the Condensed Consolidated Statements of Cash Flows.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated financial statements should be read in conjunction with the 2023 annual report and the notes thereto.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flows:

	September 30,	December 31,
(in thousands)	2024	2023
Cash	$46	$95
Restricted cash	150	150
Total cash and restricted cash	$196	$245

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking and savings accounts. The restricted cash of $150,000 as of  September 30, 2024 and  December 31, 2023 represents collateral with a financial institution.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions.  Collections on previously reserved accounts receivable and write offs of accounts deemed uncollectable, resulted in a reserve decrease of $90,000 during 2024.  The allowance for credit losses was approximately $31,000 as of September 30, 2024 and $121,000 as of December 31, 2023, respectively. The Company does not accrue interest on past due receivables.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of September 30, 2024, and  December 31, 2023 under the guidance of ASC 460, the Company has recorded a warranty reserve of approximately $413,000 and $542,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

The Company disaggregates revenue from contracts with customers into geographic regions. The Company determined that disaggregating revenue into this category achieves the objective to portray how the nature, timing, and uncertainty of revenue from cash flows are affected by different regions. Disaggregation of revenue by geographic region are provided below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Domestic	$9,221	$7,930	$26,181	$22,528
International	3,209	3,652	8,968	8,763
Total Revenue	$12,430	$11,582	$35,149	$31,291

Inventories

Inventories are stated at the lower of cost or net realizable value, with any adjustments reflected as a reduction to finished goods inventory. Cost includes all costs incurred to bring each product to its present location and condition.  Inventory reserves consist of obsolete and/or slow-moving items based on inventory levels in excess of forecasted sales activity and have increased due to the reserve methodologies.  These reserves are applied to the gross value of the inventory and are approximately $735,000 and $627,000 as of  September 30, 2024 and  December 31, 2023, respectively.  Pre-production and start-up costs are expensed as incurred.

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

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions and income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its Condensed Consolidated Balance Sheets at  September 30, 2024 or December 31, 2023, and did not recognize any interest and/or penalties in its Condensed Consolidated Statements of Operations during the three- and nine-month periods ended September 30, 2024 and 2023. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of  September 30, 2024 and December 31, 2023. The 2020 through 2023 federal and 2019 through 2023 state tax returns remain subject to examination by the respective taxing authorities.

Supplemental Cash Flow Information

Income taxes paid amounted to approximately $0 and $2,000 for the nine-month periods ended  September 30, 2024 and 2023, respectively.  Interest paid during the nine-month periods ended September 30, 2024 and 2023 was approximately $209,000 and $98,000 respectively.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s strategic decision to sell certain assets of OKC in 2023 resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property in accordance with ASC 360-10-45-9 Impairment or Disposal of Long-Lived Assets. Refer to Note 2, “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion. No additional impairment of long-lived assets exists as of September 30, 2024, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others.  The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new guidance on its condensed consolidated financial statements for fiscal year 2024.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

The Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” definition under ASC 205-20-45-9 Discontinued Operations and represented a strategic shift that had a significant impact on the Company’s overall operations and financial results. Accordingly, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets as of  September 30, 2024 and December 31, 2023. In addition, OKC’s operating loss, divestiture costs, and impairment charges on long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2024 and 2023 (as reclassified).

Under the terms of the Asset Purchase Agreement, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to a third party on August 1, 2023. As a direct result of Management’s decision to sell OKC’s assets, divest the operations, and exit the CPG business segment, the Company incurred impairment charges on its long-lived asset (building) in 2023 based on independent, third-party appraisals (less estimated costs to sell).  No impairment charges were incurred for the three- and nine-month periods ended September 30, 2024.

Operating loss from discontinued operation was approximately $33,000 and $90,000 for the three- and nine-month periods ended September 30, 2024, respectively (compared to $403,000 and $1,893,000 for the three- and nine-month periods ended September 30, 2023, respectively, as reclassified).  Divestiture and impairment cost changes were approximately $(10,000) and $18,000 for the three- and nine-month periods ended September 30, 2024(compared to divestiture and impairment cost estimates of $79,000 and $2,306,000 for the three- and nine-month periods ended September 30, 2023, respectively, as reclassified).  The loss on the sale of assets was $0 for the three- and nine-month periods ended September 30, 2024, respectively (compared to a change in purchase price of $96,000 and a loss of $(3,127,000) for the three- and nine-month periods ended September 30, 2023, respectively, as reclassified).  Therefore, the total Loss from Discontinued Operation, net of tax, is approximately $(43,000) and $(72,000) for the three- and nine-month periods ended September 30, 2024, respectively (compared to a Loss of $(386,000) and $(7,326,000) for the three- and nine-month periods ended September 30, 2023, respectively, as reclassified).

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operation Financial Information

Consolidated Statements of Operations are as follows:

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023

Net Sales	$-	$336
Operating costs	(33)	(739)
Loss from discontinued operation	(33)	(403)
Loss from discontinued operation - impairment and divestiture costs	(10)	(79)
Change in purchase price	-	96
Loss from discontinued operation before income taxes	(43)	(386)
Income tax benefit	-	-
Loss from discontinued operation, net of tax	$(43)	$(386)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023

Net Sales	$-	$3,423
Operating costs	(90)	(5,316)
Loss from discontinued operation	(90)	(1,893)
Loss from discontinued operation - divestiture and impairment costs	18	(2,306)
Loss on sale of assets	-	(3,127)
Loss from discontinued operation before income taxes	(72)	(7,326)
Income tax benefit	-	-
Loss from discontinued operation, net of tax	$(72)	$(7,326)

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Condensed Consolidated Balance Sheets, are as follows:

	September 30,	December 31,
(in thousands)	2024	2023

Accounts receivable	$-	$38
Prepaid and other assets	38	31
Inventories	-	55
Building, net of estimated costs to sell	1,428	1,428
Assets related to discontinued operation	$1,466	$1,552

Accounts payable	$24	$197
Accrued employee compensation and other costs	3	16
Liabilities related to discontinued operation	$27	$213

The Company is actively marketing the building for sale using a commercial real estate broker with a selling price above its appraised value.  To date, no events have occurred that would trigger further impairment, and Management expects to sell the real property within the next twelve months. Most of the remaining assets and liabilities are expected to be expensed or settled in 2024, as divestiture and wind-down activities are substantially complete.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	September 30,	December 31,
(in thousands)	2024	2023

Raw material and common parts	$7,964	$7,828
Work-in-process	7,499	6,466
Finished goods	680	531
	16,143	14,825
Less inventory reserve	(735)	(627)
Total inventories	$15,408	$14,198

         The increase in total inventories is due to higher work-in-process (sub-assemblies and open work orders) necessary to support significant customer demand in 2024.

4.	Property, Plant and Equipment

	September 30,	December 31,
(in thousands)	2024	2023

Buildings and building improvements	$8,937	$8,447
Machinery, equipment and tooling	15,791	15,503
Construction in progress	236	106
	24,964	24,056
Less accumulated depreciation and amortization	(17,821)	(17,078)
Property, plant and equipment, net	$7,143	$6,978

Depreciation and amortization expense amounted to approximately $225,000 and $272,000 for the three-month periods ended September 30, 2024 and 2023, respectively. Amortization expense related to Right of Use (“ROU”) assets amounted to approximately $6,000 and $6,000 for the three-month periods ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense amounted to approximately $768,000 and $790,000 for the nine-month periods ended September 30, 2024 and 2023, respectively. Amortization expense related to ROU assets amounted to approximately $18,000 and $18,000 for the nine-month periods ended September 30, 2024 and 2023, respectively.

The Company’s ROU assets included in machinery, equipment and tooling had a net book value of approximately $142,000 and $160,000 as of  September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, there is approximately $236,000 ($106,000 as of December 31, 2023) of construction in progress included in property, plant and equipment, all of which is related to capital projects for machinery and equipment of $141,000, building improvements of $62,000 and IT equipment of $33,000.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Indebtedness

In 2023, the Company entered into a three-year financing agreement with a financial lending institution for an asset-based line of credit (“Credit Facility”) with a maximum revolving credit of $7,000,000. The borrowing base under the Credit Facility is determined using 85% of eligible domestic and foreign accounts receivable balances, less any other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The balance outstanding on the Credit Facility is approximately $3,169,000 and $2,103,000 as of September 30, 2024 and December 31, 2023, respectively. The interest rate on the Credit Facility is equal to the greater of 8.0% or the prime rate (as defined by JP Morgan Chase) plus 1.0% (9.0% as of September 30, 2024 and 9.5% as of  December 31, 2023). The Credit facility is collateralized by the Company’s non-realty assets.

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

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters. The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than $10,000,000. The Company has met both covenant requirements as of September 30, 2024 and December 31, 2023.

6.	Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits for two former executives (“retirees”) of the Company (“Plan”). Upon ceasing employment, the Company pays the annual cost of health insurance coverage and provides continuing life insurance at the same level of coverage at the time of terminating employment with the Company. The Plan also provides a benefit to reimburse the retirees for certain out-of-pocket medical and/or health-related costs. The retirees’ benefits cease upon their death. The Plan is unfunded and the actuarially determined projected postretirement benefit obligation was approximately $4,307,000 and $4,262,000 as of September 30, 2024 and December 31, 2023, respectively. Benefit costs for the three-month periods ended September 30, 2024 and 2023, were $74,000 and $65,000 respectively. Benefit costs for the nine-month periods ended September 30, 2024 and 2023 were $220,000 and $195,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Shareholders’ Equity

	Nine-month Period Ended September 30, 2024
				Accumulated
		Capital in		Other			Total
	Common	Excess of	Retained	Comprehensive		Treasury	Shareholders'
(in thousands)	Stock	Par Value	Earnings	Loss	ESOT	Stock	Equity

December 31, 2023	$525	$14,617	$12,954	$(2,389)	$(56)	$(1,157)	$24,494

Retirement benefits adjustment	-	-	-	19	-	-	19
Stock based compensation	-	44	-	-	-	19	63
Net Loss	-	-	(383)	-	-	-	(383)

March 31, 2024	$525	$14,661	$12,571	$(2,370)	$(56)	$(1,138)	$24,193

Retirement benefits adjustment	-	-	-	20	-	-	20
Stock based compensation	-	101	-	-	-	12	113
Purchase of treasury shares	-	-	-	-	-	(21)	(21)
Net Income	-	-	556	-	-	-	556

June 30, 2024	$525	$14,762	$13,127	$(2,350)	$(56)	$(1,147)	$24,861

Retirement benefits adjustment	-	-	-	19	-	-	19
Stock based compensation	-	34	-	-	-	(25)	9
Net Loss	-	-	(496)	-	-	-	(496)

September 30, 2024	$525	$14,796	$12,631	$(2,331)	$(56)	$(1,172)	$24,393

	Nine-month Period Ended September 30, 2023
				Accumulated
		Capital in		Other			Total
	Common	Excess of	Retained	Comprehensive		Treasury	Shareholders'
(in thousands)	Stock	Par Value	Earnings	Loss	ESOT	Stock	Equity

December 31, 2022	$523	$14,556	$23,741	$(2,337)	$(157)	$(1,214)	$35,112

Retirement benefits adjustment	-	-	-	13	-	-	13
Stock based compensation	-	17	-	-	-	24	41
Net Loss	-	-	(1,547)	-	-	-	(1,547)

March 31, 2023	$523	$14,573	$22,194	$(2,324)	$(157)	$(1,190)	$33,619

Retirement benefits adjustment	-	-	-	12	-	-	12
Stock based compensation	1	14	-	-	-	18	33
Net Loss	-	-	(9,500)	-	-	-	(9,500)

June 30, 2023	$524	$14,587	$12,694	$(2,312)	$(157)	$(1,172)	$24,164

Retirement benefits adjustment	-	-	-	17	-	-	17
Stock based compensation	1	16	-	-	-	20	37
Net Loss	-	-	(205)	-	-	-	(205)

September 30, 2023	$525	$14,603	$12,489	$(2,295)	$(157)	$(1,152)	$24,013

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

(Loss) income from continuing operations	$(453)	$182	$(251)	$(3,926)
Loss from discontinued operation	(43)	(386)	(72)	(7,326)
Net loss	$(496)	$(204)	$(323)	$(11,252)

Weighted average common shares outstanding (basic and diluted)	2,508	2,472	2,503	2,465
Unvested restricted stock (service-based) (antidilutive)	22	24	22	24

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.18)	$0.07	$(0.10)	$(1.59)
Discontinued operation	(0.02)	(0.16)	(0.03)	(2.97)
Basic and diluted loss per share	$(0.20)	$(0.09)	$(0.13)	$(4.56)

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

The Company’s executive compensation program established by the Board of Directors (Board) determines the type of awards available to the Company’s executives. The program consists of a cash incentive plan and a long-term incentive plan (“LTIP”) that are awarded annually.  The LTIP includes service-based (restricted) share awards that vest annually over three years, and performance-based (restricted) share awards that cliff-vest based on the achievement of a financial metric over a specified three-year period.

On March 26, 2024, 7,180 service-based shares were granted to Company executives under the 2024-2026 LTIP Stock Award.  Additionally, on January 29, 2024, 1,786 service-based shares were granted in connection with the hiring of an executive officer, and vest after a one-year service period.  On September 18, 2024, 1,905 of the LTIP shares and 1,786 of the shares related to the hiring were forfeited upon the resignation of the executive officer (3,691 total forfeited shares).

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of restricted shares under the Equity Plan.  These shares vest quarterly over a twelve-month service period, have voting rights, and any dividends declared and paid during the restricted period accrue and are paid upon vesting.  The aggregate amount of expense to the Company, measured based on the grant date fair value, is recognized over the requisite service period.  On May 10, 2024, an aggregate of 9,980 restricted shares were issued with a grant date fair value of $125,000. On August 8, 2024, the Board approved the full vesting of 1,996 restricted shares with a grant date fair value of $25,000 due to the death of a Board member, which was expensed during the third quarter.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted (service-based) share awards granted is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value
Service-Based Share Activity:
Unvested at December 31, 2023	22,448	$11.45
Granted in 2024	18,946	$12.70
Forfeited in 2024	(3,691)	$13.29
Vested in 2024	(15,799)	$11.80
Unvested at September 30, 2024	21,904	$11.97

Included in the nine-month periods ended September 30, 2024 and 2023 is approximately $185,000 and $111,000, respectively, of stock-based compensation expense related to the service-based share awards. The Company has approximately $262,000 of stock-based compensation expense related to unvested service-based shares to be recognized over the requisite service periods.

Restricted, performance-based share awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the performance period. Performance-based share awards granted to executives vest at the end of a three-year period and are not issued until the performance period is complete and the metrics are achieved. Vested and issued shares may range from 0% to a maximum of 200% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. The expected cost of the shares is based on the date of grant fair value and the Company’s assessment of the probability that the performance condition will be achieved at target (100%). Any related compensation expense is recognized when the probability is likely that the performance criteria will be achieved. Forfeitures are recognized as they occur. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is the Company’s intent to settle performance-based share awards with shares of common stock.

On March 26, 2024, 21,541 performance-based share awards (at target) were granted to Company executives under the 2024-2026 LTIP Stock Award at a grant date fair value of $12.63 per share, of which 5,716 share awards were forfeited on September 18, 2024 upon the resignation of an executive officer. On December 13, 2023, 17,380 performance-based share awards (at target) were granted to Company executives under the 2023-2025 LTIP Stock Award at a grant date fair value of $11.50 per share.

A summary of the status of performance-based share awards granted is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value
Performance-Based Share Activity:
Unvested at December 31, 2023	17,380	$11.50
Granted in 2024	21,541	$12.63
Forfeited in 2024	(5,716)	$12.63
Vested in 2024	-	$-
Unvested at September 30, 2024	33,205	$12.04

No stock-based compensation expense related to performance-based share awards is included in the nine-month periods ended September 30, 2024 and 2023, as the probability of achieving the financial metric required for vesting and issuance of the share awards is deemed not probable for the 2023-2025 and 2024-2026 LTIP Awards granted to executives. The maximum potential stock-based compensation expense for the performance-based share awards under the 2023-2025 and 2024-2026 LTIP Stock Awards is approximately $800,000.

8.	Income Taxes

The income tax expense in the Condensed Consolidated Statements of Operations is $0 for the three- and nine-month periods ended September 30, 2024 compared to an income tax expense of $0 and approximately $1,063,000 for the three- and nine-month periods ended September 30, 2023, respectively, due to the valuation allowance recorded against the net deferred tax assets as of September 30, 2024 and 2023. The valuation allowance was initially recorded during the second quarter of 2023 based on management’s determination that it is more likely than not that the Company will not realize the net deferred tax assets in the future.

The effective tax rate for the three- and nine-month periods ended September 30, 2024 is 0%, compared to an effective tax rate of 0% and (10.4%) for the three- and nine-month periods ended September 30, 2023, respectively. The difference between the statutory rate of 21% and the effective tax rate expense of 0% for the three- and nine-month periods ended September 30, 2024 is due to the valuation allowance recorded against the deferred tax assets (net) as of September 30, 2024.

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

During 2023, the Company entered into discussions with a particular customer regarding product liability costs and customer damages (“claim”) resulting from non-conforming product shipped to the customer in prior years. Prior to 2023, the Company considered the risk of loss to be remote, however, the claim was received from the customer and submitted to the Company’s insurance carrier in 2024.  The insurance carrier determined the claim was covered by insurance for approximately $1,000,000 and proceeds were received during the second quarter. The claim liability of approximately $1,000,000 included in accrued liabilities as of June 30, 2024, was paid to the customer in July 2024, and the claim was settled.

On December 21, 2021, the Company's former Chief Executive Officer ("Former CEO") delivered his Notice of Termination and alleged that the Company breached the terms of the Employment Agreement between the Company and the Former CEO by, among others, placing the Former CEO on paid administrative leave in June 2021 pending an internal investigation. On December 22, 2021, the Board of Directors accepted the Former CEO's resignation from the Company but rejected his request to treat his resignation as resignation for good reason under Paragraph 10 of his Employment Agreement. The Board also determined, based on the findings of its investigation, that the Former CEO committed willful malfeasance in violation of his Employment Agreement, and that such willful malfeasance would have justified termination of employment pursuant to Paragraph 9 of the Employment Agreement, but for his earlier resignation.  The Former CEO claims that he is entitled to a severance payment equal to 2.99 times his average annual compensation as set forth in the Employment Agreement, plus the reimbursement of certain expenses and the value of any lost benefits. In September 2024, mediation efforts between the Company and the Former CEO resulted in a good-faith agreement in principle for settlement of the dispute between the two parties, which is expected to be executed prior to the end of 2024.  The agreement is anticipated to settle all matters previously noted for approximately $570,000.  The settlement agreement does not impact the post-retirement benefits under the employment agreement. As it is probable that a liability will be realizable and the settlement is estimable, a contingent liability of $570,000 has been recorded with respect to this matter as of September 30, 2024.  This legal settlement cost is reflected as a separate component of operating costs for the three- and nine-month periods ended  September 30, 2024.

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

The Company's revenue includes significant concentration from a limited number of customers representing approximately 88% of revenue for both the three- and nine-month periods ended September 30, 2024 compared to 92% and 90% for the three- and nine-month periods ended September 30, 2023, respectively. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, any of these major customers could have a material adverse effect on the Company's financial condition, results of operations, and cash flows. The Company routinely assesses its relationships with major customers, including creditworthiness, market conditions, and competitive pressures, to mitigate risks associated with customer concentration. Despite these efforts, there can be no assurance that the Company will successfully reduce its dependence on any single customer in the future.

The Company relies on a variety of suppliers for the procurement of raw materials, components, and services necessary for its operations. While the Company actively manages its relationships with suppliers and seeks to diversify its supplier base, a disruption in the supply of goods or services from a major supplier could have a material adverse effect on the Company's operations and financial results.  To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future. During the three- and nine-month periods ended September 30, 2024, there were no purchases for products derived from one supplier greater than 10% of total vendor purchases compared to 11% and 10% from one supplier for the three- and nine-month periods ended September 30, 2023, respectively.

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

As disclosed in Note 1 of the Condensed Consolidated Financial Statements, we divested the OKC operations and exited the CPG business segment during 2023. This divestiture represented a strategic shift, and we realigned our corporate and management reporting structure to focus solely on servo-control components and other advanced technology products as a single reportable segment. This segment structure reflects the financial information and reports used by our Management team, specifically the Chief Executive Officer. Therefore, the management discussion and analysis below pertain only to the results of operations of our continuing operations, unless otherwise noted.

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

Results of Operations

The following table compares the Company’s Consolidated Statements of Operations data for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(dollars in thousands)	2024		2023		2024 vs 2023
		%		%	$	%
	Dollars	Sales	Dollars	Sales	Change	Change
Revenues	$12,430	100.0%	$11,582	100.0%	$848	7.3%
Cost of goods sold	10,162	81.8%	9,083	78.4%	1,079	11.9%
Gross profit	2,268	18.2%	2,499	21.6%	(231)	(9.2)%

Selling, general and administrative	1,979	15.9%	2,219	19.2%	(240)	(10.8)%
Legal settlement	570	4.6%	-	0.0%	570	100.0%
Operating (loss) income	(281)	(2.3)%	280	2.4%	(561)	200.4%

Other expenses	172	1.4%	98	0.8%	74	75.5%

(Loss) income before income taxes	(453)	(3.6)%	182	1.6%	(635)	(348.9)%

Income taxes	-	0.0%	-	0.0%	-	0.0%
(Loss) income from continuing operations	$(453)	(3.6)%	$182	1.6%	$(635)	(348.9)%

	Nine Months Ended September 30,
(dollars in thousands)	2024		2023		2024 vs 2023
		%		%	$	%
	Dollars	Sales	Dollars	Sales	Change	Change
Revenues	$35,149	100.0%	$31,291	100.0%	$3,858	12.3%
Cost of goods sold	28,083	79.9%	26,252	83.9%	1,831	7.0%
Gross profit	7,066	20.1%	5,039	16.1%	2,027	40.2%

Selling, general and administrative	6,394	18.2%	7,663	24.5%	(1,269)	(16.6)%
Legal settlement	570	1.6%	-	0.0%	570	100.0%
Operating income (loss)	102	0.3%	(2,624)	(8.4)%	2,726	103.9%

Other expenses	353	1.0%	239	0.8%	114	47.7%

(Loss) before income taxes	(251)	(0.7)%	(2,863)	(9.1)%	2,612	91.2%

Income taxes	-	0.0%	(1,063)	(3.4)%	1,063	(100.0)%
(Loss) from continuing operations	$(251)	(0.7)%	$(3,926)	(12.5)%	$3,675	93.6%

Revenue

Revenue for the three-month period ended September 30, 2024 increased by approximately $848,000, or 7.3%, compared to the same period in 2023. This was driven by an increase in volume of approximately $467,000 and price increases of approximately $401,000, partially offset by unfavorable product mix of approximately $(20,000).  Our foreign sales were approximately $3,209,000 for the three-month period ended September 30, 2024 compared to $3,652,000 for the same period in 2023, a decrease of approximately $(443,000), or (12.1)%.

Revenue for the nine-month period ended September 30, 2024 increased by approximately $3,858,000, or 12.3%, compared to the same period in 2023. This was driven by an increase in volume of approximately $2,980,000 and price increases of approximately $1,019,000, partially offset by unfavorable product mix of approximately $(140,000).  Our foreign sales were $8,968,000 for the nine-month period ended September 30, 2024 compared to $8,763,000 for the same period in 2023, a growth of approximately $205,000, or 2.3%.

The significant revenue growth over prior year is reflective of our successful focus on supporting our strong customer demand, notwithstanding reforecasting challenges that began during the third quarter of 2024 and are expected to continue through the remainder of the year.  Our lower foreign sales for the quarter were a function of sales mix, however, our foreign sales for the year to date continue to constitute a substantial part of our overall revenue stream and can be attributed to the amplified demand for our products/services.

Gross Profit/Margin

Gross profit decreased approximately $231,000, or 9.2%, for the three-month period ended September 30, 2024 when compared to the same period in 2023resulting in a gross margin of 18.2% in the 2024 period, compared to a margin of 21.6% for the same period in 2023.

Gross profit increased approximately $2,027,000, or 40.2%, for the nine-month period ended September 30, 2024 when compared to the same period in 2023, resulting in a gross margin of 20.1% in the 2024 period, compared to a margin of 16.1% for the same period in 2023.

The gross profit and gross margin for the quarter were negatively impacted by unfavorable product mix and higher overhead costs due to fewer research & development (R&D) project costs when compared to the prior year.  These were partially offset by product liability costs recorded for a specific customer claim in the prior year.  The improvements in gross profit and gross margin for the year were positively impacted by price increases, higher production volumes, and improved labor utilization, when compared to prior year.  These improvements were partially offset by unfavorable product mix and overhead costs resulting from lower R&D project costs in the current year.

Selling, General and Administrative ("SG&A")

SG&A expenses for the three-month period ended September 30, 2024 of approximately $1,979,000 decreased $240,000, or 10.8%, when compared to $2,219,000 during the same period in 2023.   SG&A expenses as a percentage of revenue are 15.9% for the three-month period ended September 30, 2024 compared to 19.2% for the same period in 2023.

SG&A expenses for the nine-month period ended September 30, 2024 of approximately $6,394,000 decreased $1,269,000, or 16.6%, when compared to $7,663,000 during the same period in 2023. SG&A expenses as a percentage of revenue are 18.2% for the nine-month period ended September 30, 2024 compared to 24.5% for the same period in 2023.

The SG&A expense decrease for the quarter is attributable to lower R&D project costs and higher legal costs when compared to the prior year.  The improvement in SG&A expense for the year is also driven by lower R&D project costs and professional and legal costs due to the significant, non-recurring bank refinancing, proxy contest and corporate restructuring charges in the prior year.  The SG&A expense as a percentage of revenue in the current year is more aligned with our expectations of standard business operations and cost containment efforts when compared to the prior year.

Legal Settlement

Legal settlement expense was approximately $570,000 the three- and nine-month periods ended September 30, 2024 compared to $0 during the same period in 2023and is attributable to the expected settlement agreement related to employment contract disputes with a former officer of the Company prior to the end of year.  As this expense is nonroutine in nature, it is shown as a separate component of operating costs in the current year.

Operating (Loss) Income

Operating loss of approximately $(281,000) for the three-month period ended September 30, 2024 declined by approximately $(561,000) when compared to operating income of $280,000 during the same period in 2023.

Operating income of approximately $102,000 for the nine-month period ended September 30, 2024 improved by approximately $2,726,000 when compared to the operating loss of $(2,624,000) during the same period in 2023.

The operating loss for the quarter was driven by the legal settlement costs, combined with unfavorable product mix and higher manufacturing costs.  This was partially offset by lower SG&A expense in the current year and product liability costs incurred in the prior year. The significant improvement in operating income for the year when compared to the prior year is due to double-digit revenue and gross profit growth, gross margin improvement driven by higher production output and utilization, and lower operating costs.

Other Expense

For the three-month period ended September 30, 2024, other expense increased by approximately $74,000, or 75.5%, compared to the same period in 2023.

For the nine-month period ended September 30, 2024, other expense increased by approximately $114,000, or 47.7%, compared to the same period in 2023.

The increase in interest and other expense the quarter was driven primarily by the annual facility fee for our asset-based line of credit that did not occur in the prior year.  The increase for the nine months was due to the annual facility fee incurred in the quarter and higher interest rates in the current year when compared to the prior year.

(Loss) Income from Continuing Operations before Income Taxes

For the three-month period ended September 30, 2024, loss before income taxes was $(453,000), a decrease of approximately $(635,000), or (348.9)%, compared to income before income taxes of $182,000 during the same period in 2023.

For the nine-month period ended September 30, 2024, loss before income taxes was $(251,000), an increase of approximately $2,612,000, or 91.2%, compared to a loss before income taxes of $(2,863,000) during the same period in 2023.

The loss before taxes for the quarter was due to the operating loss and higher interest and other expense, as noted above.  The significant improvement in loss before taxes was due to the operating income for the year, as noted above.

Income Taxes

No tax expense was recorded in the quarter for the current and prior year, as the tax benefit related to the pretax loss is considered a deferred tax asset, and a full valuation allowance has been established against deferred tax assets.  Consistent with the current quarter, no tax expense was recorded for the current year, however, tax expense of approximately $1,063,000 was recorded in the prior year due to the recording of the valuation allowance, as noted.

The Company’s effective tax rate was 0.0% for the three-month periods ended September 30, 2024 and 2023, respectively.  The Company’s effective tax rate was 0.0% and (10.4%) for the nine-month periods ended September 30, 2024 and 2023, respectively. The difference between the effective tax rates and the statutory rate of 21.0% in the current and prior year reflects the impact of a full valuation allowance against the deferred tax assets. See also Note 8, Income Taxes, of the accompanying Condensed Consolidated Financial Statements, for information concerning income taxes.

Loss (Income) from Continuing Operations net of Tax

Loss from continuing operations of $(453,000) for the three-month period ended September 30, 2024 declined by approximately $(635,000) when compared to income from continuing operations of $182,000 for the same period in 2023 due to the reasons noted above.

Loss from continuing operations of $(251,000) for the nine-month period ended September 30, 2024 improved by approximately $3,675,000 when compared to the loss from continuing operations of $(3,926,000) for the same period in 2023 due to the reasons noted above.

Loss from Discontinued Operation

Loss from discontinued operation, net of tax, of $(43,000) for the three-month period ended September 30, 2024 improved by approximately $343,000 when compared to the loss from discontinued operation of $(386,000) for the same period in 2023, as wind-down costs associated with the OKC operations and divestiture costs related to the CPG business segment are substantially complete when compared to the prior quarter.

Loss from discontinued operation, net of tax, of $(72,000) for the nine-month period ended September 30, 2024 improved by approximately $7,254,000 when compared to the loss from discontinued operation of $(7,326,000) for the same period in 2023, as wind-down costs associated with the OKC operations and divestiture costs related to the CPG business segment are substantially complete when compared to the prior year.

Liquidity and Capital Resources

	Nine-Month Periods Ended September 30,
(in thousands)	2024	2023

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$11	$(4,908)
Investing Activities	$(933)	$(606)
Financing Activities	$1,045	$1,663
Discontinued Operation Activities	$(172)	$347

FINANCIAL POSITION:
Working Capital	$21,845	$20,795

CAPITAL EXPENDITURES:	$(958)	$(606)

Operating Activities:

Cash provided by operating activities of $11,000 for the nine-month period ended September 30, 2024 represents an increase in cash flow from operations of $4,919,000 when compared to the cash use of $(4,908,000) during the same period in 2023. The source of cash in the current year is due primarily to the increase in accounts payable offset by an increase in inventories to support higher production output.  The use of cash in the prior year was due primarily to significant operating losses and an increase in accounts receivable.

We had working capital of approximately $21,845,000 and $20,795,000 as of September 30, 2024 and September 30, 2023, respectively, of which approximately $196,000 and $308,000 as of September 30, 2024 and September 30, 2023, respectively, was comprised of cash and restricted cash. The increase in working capital is due primarily to higher inventory levels to support our production output and revenue growth.

Investing Activities:

We used approximately $(933,000) for investing activities during the nine-month period ended September 30, 2024, and used approximately $(606,000) during the same period in 2023. The investing activities were used for capital expenditures (machinery and equipment and building improvements).

Financing Activities:

Cash provided by financing activities of $1,045,000 was driven primarily by advances from our line of credit (net of payments) of approximately $1,066,000 during the nine-month period ended September 30, 2024. Our primary source of cash of approximately $1,663,000 for the nine-month period ended September 30, 2023 was due to advances from our line of credit (net of payments) of approximately $2,164,000, partially offset by the payment of our equipment loans of approximately $(501,000).

Discontinued Operation Activities:

Our use of cash from discontinued operating activities of approximately $(172,000) during the nine-month period ended September 30, 2024 resulted from operating losses, wind-down and divestiture costs, which are substantially complete. For the same period in 2023, our source of cash of approximately $347,000 resulted from the proceeds from the sale of OKC assets, mostly offset by operating losses, wind-down and divestiture costs.

Ongoing Liquidity Considerations:

The significant improvement in operating results compared to prior year and the availability of funding from our credit facility provides us with adequate working capital and sufficient liquidity to fund our operations in the near term.  We understand, however, that our ability to maintain sufficient liquidity is highly dependent upon achieving our expected operating results.  Failure to achieve our expected operating results could have a material adverse effect on our liquidity and our ability to obtain financing to support operations.

Management Summary

We are pleased with our revenue growth of 7% despite the challenges we are facing as a supplier for the commercial aerospace market, which is experiencing unprecedented headwinds in 2024.  The aerospace industry has been rapidly ramping up over the last two years creating volatility in the market, including supply chain disruptions, demand and forecasting changes, and labor shortages and strikes.  We are not immune to this volatility and the significant impact that the large aerospace manufacturers have on their supply chain.  That said, our significant customers are reforecasting their demand for the remainder of the year and 2025.  We are actively navigating through the complexity of aligning our customers’ reforecasts with our production output to achieve profitability.

We will continue to effectively manage costs and focus on operating cash flow, which reinforces our commitment to achieving profitability and enhancing shareholder value.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e) as of September 30, 2024. Based upon that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(c) Trading Plans

During the three-month period ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.

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

Date: November 8, 2024

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Robert A. Fraass, Chief Financial Officer
Robert A. Fraass
Chief Financial Officer