Form 10-K
period 2024-12-31
SERVOTRONICS INC /DE/
filed 2025-03-17
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Based on the closing price of the Common Stock on June 30, 2024 of $11.90 (the last day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $26,641,494.

As of February 18, 2025, the number of $.20 par value common shares outstanding was 2,553,539.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

The Registrant, Servotronics, Inc., is referred to in this report as “Servotronics” or the "Company” or in the nominative “we” or in the possessive “our.”

Item 1.   Business

Description of the Business

We design and manufacture high-performance servo-control valves, including torque motors, hydraulic, and pneumatic valves ("servo-control business").  Our products are sold to commercial aerospace, government, medical, and industrial markets.

Additional information describing the business is provided in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Until 2023, we operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which were separate operating units that offered different products and services.  The CPG business segment, which included the design, manufacturing, and marketing of a variety of cutlery products for use by consumers and government agencies, was divested during 2023 and disclosed as a discontinued operation in the Company’s annual report on Form 10-K for the years ended December 31, 2024, and 2023.  CPG is also reflected as a discontinued operation in this annual report.  With only one business segment, reference to ATG is no longer used to describe the ongoing, servo-control business.

The sale of the Company’s products to primarily large commercial aerospace customers does result in a dependence on a small number of major customers.  See Note 11, Customer and Supplier Concentration, for further information.

Sales, Marketing, and Distribution

We have embarked on a rebranding initiative, launching a new website and refining our branding strategy to better communicate our product and service capabilities to new and existing customers. These developments are pivotal in aligning our organizational structure and market presence with our long-term vision and the dynamic demands of the aerospace and defense sectors, as well as our targeted expansion into the aftermarket (Repair & Overhaul), energy and industrial markets.

Our products are marketed and sold throughout the United States and in select foreign markets. These products are sold to commercial aviation manufacturers, defense contractors, and government subcontractors.

Servotronics holds long-term contracts with prime defense contractors of the United States Government for military programs and original equipment manufacturers for commercial programs.  These contracts are subject to termination at the convenience of the customer. If such termination occurs, we would generally be entitled to receive payment for our costs and profits on work done before termination. Throughout the history of our business, less than 1% of our contracts have been terminated for convenience.

Competition

We believe the critical items of competition in our markets are product quality, reliability, design, engineering capabilities, product development, conformity to customer specifications, timely delivery, and sales support.  We compete effectively in the servo valve market as we provide significant value to our customers by developing customized solutions for their specific needs.

Materials & Supplies

Materials, supplies, and components are purchased from many suppliers; however, the loss of a significant supplier could have a material effect on our operations in the short term.  This report provides additional information describing supplier risk in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 in the Consolidated Financial Statements.

Intellectual Properties

We recognize the critical importance of intellectual property (IP) to our business operations and overall value proposition. Our IP portfolio comprises trademarks, copyrights, and trade secrets encompassing innovative technologies, designs, processes, and branding assets integral to our products and services. These IP assets serve as key differentiators in the marketplace, providing us with competitive advantages, barriers to entry, and opportunities for strategic partnerships. By effectively safeguarding and leveraging our intellectual property assets, we aim to sustain our competitive position, drive innovation, and create long-term value for our shareholders.

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

The dedication and hard work of our employees form the backbone of our operations.  As a quality, technology and research driven company, attracting and retaining the right team of talented individuals is essential to achieving our long-term strategic goals. As of December 31, 2024, our team comprised 262 individuals, with 254 as full-time employees, 1 part-time, 3 temporary, and 4 subcontractors across our two New York locations.  About 88% actively contribute to production, engineering, inspection, packaging, or shipping tasks.  Each member's commitment and expertise are deeply appreciated, and none are bound by a collective bargaining agreement, reflecting our collaborative and supportive work environment.

Employee engagement and retention are key priorities. We actively seek feedback through focus groups and strategy sessions, fostering a culture of collaboration and innovation. Personal and professional growth is encouraged at all levels, and our leadership program focuses on developing current and future leaders, ensuring they create an inspiring and motivating workplace for all. We are pleased that our people strategies have resulted in employee retention improving from 60% in 2022 to nearly 90% in 2024.

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

Item 1A.  Risk Factors

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

Cybersecurity Governance

The Board of Directors ("the Board") regularly receives reports from our executive officers and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

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

Item 2.   Properties

Our corporate headquarters is in Elma, New York, in a facility we own encompassing approximately 83,000 square feet used for manufacturing activities as well as office space for our sales, marketing, engineering, and administrative personnel.  The Company also owns a building in Franklinville, New York, of approximately 92,000 square feet, and used primarily by the CPG business segment prior to its divestiture in 2023.  This building was listed for sale with a commercial broker in 2024.  See also Note 2, Discontinued Operation and Assets and Liabilities Related to Discontinued Operation, for further information.  Approximately 10% of the Franklinville facility's square footage continues to be used for manufacturing of our servo-control business.

We believe that our properties are in good condition, are well maintained, and are suitable and adequate to carry on our ongoing, servo-control business.

Item 3.   Legal Proceedings

See Note 9, Commitments and Contingencies, for information on legal proceedings.  There are no other legal proceedings currently pending by or against us other than ordinary routine litigation incidental to the business which is not expected to have a material adverse effect on the business or earnings of the Company that are not disclosed.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information:

Our common stock is listed on the NYSE American stock exchange and trades under the ticker symbol SVT.

(b)	Approximate Number of Holders of Common Stock, as of February 19, 2025

Title of Class	Appropriate number of record holders
Common Stock, $.20 par value per share	215

(c)	Dividends on Common Stock

We believe in creating long-term value for our shareholders by continually investing in our business, utilizing capital expenditures and exploring new market opportunities. Additionally, we remain committed to identifying strategic acquisitions and returning capital to our shareholders.  No cash dividends were paid in the year ended December 31, 2024, and we have no plans to do so in the immediate future.

(d)	Company Purchases of Company’s Equity Securities

			Total Number of Shares	Maximum Number of
	Number of		Purchased as Part of	Shares that May Yet Be
	Shares Purchased	Average Price	Publicly Announced	Purchased Under the
Period	(1)	Paid per Share	Plans or Programs	Plans or Programs
10/01/24 to 10/31/24	1,820	13.02	—	—
11/01/24 to 11/30/24	726	12.90	—	—
12/01/24 to 12/31/24	697	10.72	—	—
Total	3,243	12.50	—	—

(1)

As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. As of December 31, 2024, the Company did not have an authorized stock repurchase plan in place.

Item 6.   [Reserved]

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

Business Overview

We are a strategic partner in the aerospace industry, with our servo-control valves playing a key role in supporting manufacturing of commercial airplanes, including narrowbody and widebody aircraft and business jets. We have long-term customer contracts resulting from being a trusted partner in safety-critical, high-temperature, and high-vibration environments. Our products are sold into the commercial aerospace, government, medical, and industrial markets.

As stated in Item 1 and disclosed in the accompanying Consolidated Financial Statements, we executed an Asset Purchase Agreement (APA) with a third party in 2023 to sell certain assets of The Ontario Knife Company (“OKC”), wind-down the OKC operations, and divest the CPG business segment. This divestiture represented a strategic shift, and the Company realigned its corporate and management reporting structure to focus solely on aerospace and organized its business into a single reportable segment.  This segment structure reflects the financial information and reports used by our management, specifically the Chief Executive Officer.  Therefore, the management discussion and analysis below pertain only to the results of operations of our continuing operations (the servo control business formerly known as the Advanced Technology Group ("ATG") business segment), unless otherwise noted.

Commercial Aerospace Market

The Company's operations can be affected by various factors such as increases in fuel prices, interest rates, income tax laws, government regulations, and legislation.  The reputation and operations of aircraft manufacturers may have a direct or indirect effect on the demand for our products.  The global economy's uncertainties, competition from low-cost developing countries and emerging markets, currency policies in relation to the U.S. dollar of some major foreign exporting countries, the effect of terrorism, difficulty in predicting defense and other government appropriations, tariffs, the vitality of the commercial aviation industry and its ability to purchase new aircraft, the willingness and ability of our customers to fund long-term purchase programs, volatile market demand, and the continued market acceptance of our products, make it difficult to predict future financial results.  These factors also have a direct impact on the demand for aircraft production and the amount of repair and overhaul services required on in-service aircraft.

Consistent with the evolving requirements of the aerospace industry, companies are increasingly being requested to operate under long-term agreements with their customers on the basis of fixed prices, targeted year-to-year price reductions, and/or year-to-year price adjustments predicated on mutually agreed indices and/or a combination of some or all of the above-described pricing arrangements and/or otherwise. Therefore, productivity improvements and cost containment strategies are constantly reviewed for continuous improvement. Since our products are labor-intensive, any productivity improvements are expected to positively impact our financial performance.  However, if the costs of raw materials, purchased parts, or labor increase, it will have the opposite effect.

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

The commercial aerospace market, characterized by its complex nature, continues to witness unprecedented growth driven by increasing demand for air travel, fleet modernization efforts, and technological advancements in aircraft design and production.  However, the industry's ability to meet this soaring demand has been hindered by ongoing challenges with supply chain, quality and people constraints (i.e. strikes) that have trickled down to all suppliers, including us.  Commercial airplane deliveries from the original equipment manufacturers declined from 2023 to 2024, marking the first year of a decline since 2020. Although the impact of the volatile industry conditions was present in early 2024, the excessive inventory levels, customer rescheduling, and delivery deferrals became more acute during the second half of the year.

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

Management’s Discussion and Analysis

We navigated a challenging industry environment in 2024 initially marked by strong indicated demand, followed by customer-driven delivery delays, which impacted our financial performance. This discussion provides an overview of our financial and operational results, highlighting key factors that influenced our performance, including revenue trends, gross profit fluctuations, changes in SG&A expenses, increased borrowing costs, and the resulting impact on operating and net income. While many factors caused 2024 to be a challenging year for the aerospace industry and us, we believe the market and our Company are well-positioned for growth in 2025. We remain focused on executing our strategic initiatives, optimizing operational efficiencies, and maintaining financial discipline to drive sustainable growth.

Results of Operations

The following table compares the Company's Consolidated Statements of Operations data for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024		2023		2024 vs 2023
	Dollars	% Sales	Dollars	% Sales	$ Change	% Change
Revenue	$44,917	100.0%	$43,629	100.0%	$1,288	3.0%
Cost of goods sold	36,651	81.6%	35,824	82.1%	827	2.3%
Gross profit	8,266	18.4%	7,805	17.9%	461	5.9%
Gross margin	18.4%	—	17.9%	—	0.5%	—

Selling, general and administrative	9,275	20.6%	9,918	22.7%	(643)	(6.5)%
Operating loss	(1,009)	(2.2)%	(2,113)	(4.8)%	1,104	52.2%

Other expenses	(496)	1.1%	(336)	0.8%	(160)	(47.6)%

Loss from continuing operations before income taxes	(1,505)	(3.4)%	(2,449)	(5.6)%	944	38.5%

Income tax provision	(7)	0.0%	(1,098)	2.5%	1,091	99.4%
Loss from continuing operations, net of tax	$(1,512)	(3.4)%	$(3,547)	(8.1)%	$2,035	57.4%

Revenue and Gross Profit/Margin

	Three months ended (reclassified)
(in thousands)	2024					2023
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year

Revenue	$10,446	$12,273	$12,430	$9,768	$44,917	$9,060	$10,649	$11,582	$12,338	$43,629
Cost of goods sold	(8,711)	(9,210)	(10,162)	(8,568)	(36,651)	(8,072)	(9,092)	(9,083)	(9,577)	(35,824)
Gross profit	1,735	3,063	2,268	1,200	8,266	988	1,557	2,499	2,761	7,805
Gross margin	16.6%	25.0%	18.2%	12.3%	18.4%	10.9%	14.6%	21.6%	22.4%	17.9%

Revenue

During the first three quarters of 2024, we had consistent revenue growth, reflecting strong demand for our products. However, beginning in the third quarter and extending into the fourth quarter, certain customers began shifting and pushing out their demand to 2025, which led to higher finished goods inventory levels and significantly impacted our ability to deliver fourth quarter shipments and revenue. These customer shifts do not indicate a loss of business but rather a recalibration of delivery schedules, as the underlying demand and backlog for our products and services remain strong.  We continue to work closely with our customers to align our production output and delivery schedules with their current demand and forecasts. As such, we remain confident in our long-term growth strategies that are supported by strong industry fundamentals.

Revenues for the three-month period ended December 31, 2024, decreased by approximately $2,570,000, or 20.8%, compared to the same period in 2023. This was driven by a decrease in volume of approximately $2,722,000 and unfavorable product mix of approximately $276,000, partially offset by price increases of approximately $428,000,

For the year ended December 31, 2024, revenues increased by approximately $1,288,000, or 3.0%, compared to the same period in 2023. This was driven by price increases of approximately $1,432,000 and a volume increase of approximately $339,000, partially offset by unfavorable product mix of approximately $483,000.

Our foreign sales decreased from $12,129,000 for the year ended December 31, 2023 to $11,385,000 for the same period in 2024, a decline of approximately $744,000, or 6.1%, driven by lower deliveries in the fourth quarter.  As these sales constitute a substantial part of our overall revenue stream, we remain committed to improving deliveries in 2025, while expanding our global presence, strengthening our relationships with international customers, and leveraging our strategic initiatives to drive long-term growth in key foreign markets.

Gross Profit/Margin

During the first half of 2024 we had sequential growth in both gross profit and gross margin, driven by higher volumes, price increases, and improved operational efficiencies, partially offset by unfavorable product mix. Gross profit and gross margin both declined for the second half of the year due to unfavorable product mix compounded by significantly lower volume and less absorption of fixed overhead costs.  Going forward, our focus is on optimizing our production footprint and improving cost efficiency to drive long-term gross profit and margin improvement.

During the three-month period ended December 31, 2024, gross profit decreased by approximately $1,561,000, or 56.5% compared to the same period in 2023. This decrease was driven primarily by lower volumes, unfavorable product mix, and less absorption of fixed overhead costs, slightly offset by price increases.  This resulted in a gross margin of 12.3%, compared to 22.4% for the same period in 2023.

For the year ended December 31, 2024, gross profit increased by approximately $461,000, or 5.9% compared to the same period in 2023. The increase was driven primarily by price increases and higher absorption of overhead costs, partially offset by unfavorable product mix. This resulted in a gross margin of 18.4% compared to 17.9% for the same period in 2023.

Selling, General and Administrative Expenses and Operating (Loss) Income

	Three months ended (reclassified)
(in thousands)	2024					2023
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year

Selling, general and administrative	$(2,018)	$(2,397)	$(2,549)	$(2,311)	$(9,275)	$(2,185)	$(3,269)	$(2,219)	$(2,245)	$(9,918)
% SG&A to revenues	19.3%	19.5%	20.5%	23.7%	20.6%	24.1%	30.7%	19.2%	18.2%	22.7%

Operating (loss) income	$(283)	$666	$(281)	$(1,111)	$(1,009)	$(1,197)	$(1,712)	$280	$516	$(2,113)
Operating (loss) income %	(2.7)%	5.4%	(2.3)%	(11.4)%	(2.2)%	(13.2)%	(16.1)%	2.4%	4.2%	(4.8)%

Selling, General and Administrative Expenses

During the first three quarters of 2024, we experienced a sequential increase in Selling, General, and Administrative (SG&A) expenses, largely driven by legal settlement costs associated with a former officer, which significantly impacted our SG&A expenses.  Excluding the legal settlement costs, our SG&A expenses would have reflected a more normalized, consistent trend throughout the year.  We remain committed to maintaining a disciplined approach to expense management and driving operational excellence.

During the three-month period ended December 31, 2024, SG&A expenses increased by approximately $66,000 or 2.9%, when compared to the same period in 2023. This increase in SG&A expenses was driven by the legal settlement costs, and increased as a percentage of revenue by 550 basis points due to the lower revenue when compared to the same period in 2023

For the year ended December 31, 2024, SG&A expenses decreased by approximately $643,000, or 6.5%, when compared to the same period in 2023, due primarily to lower one-time costs of approximately $704,000 in the current year for legal settlement costs, compared to approximately $1,211,000 in the prior year related primarily to proxy contest and bank refinancing costs. SG&A expenses as a percentage of revenue for the year ended December 31, 2024 decreased by 210 basis points when compared to the same period in 2023.

Operating (Loss) Income

Despite our customers deferred deliveries that significantly impacted our 2024 results, we experienced an improvement in operating results when compared to 2023.  We are committed to improving our operational performance as customer demand normalizes, legal-related expenses subside, and we continue to execute on our strategic transformation initiatives.

For the three-month period ended December 31, 2024, operating loss increased by approximately $1,627,000, or 315.3%, when compared to the same period in 2023.  The increase in operating loss was driven by lower gross profit due primarily to volume and unfavorable product mix.

For the year ended December 31, 2024, operating loss decreased (improved) by approximately $1,104,000, or 52.2%, when compared to the same period in 2023. The improvement was driven by slightly higher gross profit and lower SG&A expenses.

Other Expense, net

	Three months ended (reclassified)
(in thousands)	2024					2023
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Year
Other expense, net
Interest expense	$(86)	$(100)	$(173)	$(129)	$(488)	$(47)	$(89)	$(98)	$(111)	$(345)
Other income	3	2	1	4	10	—	—	—	9	9
Loss on sale of equipment	—	—	—	(18)	(18)	—	—	—	—	—
Total other expense, net	$(83)	$(98)	$(172)	$(143)	$(496)	$(47)	$(89)	$(98)	$(102)	$(336)

(Loss) income from continuing operations before income taxes	$(366)	$568	$(453)	$(1,254)	$(1,505)	$(1,244)	$(1,801)	$182	$414	$(2,449)

Other Expense, net

For the three-month period ended December 31, 2024, other expense (net) increased by approximately $41,000, or 40.2%, when compared to the same period in 2023.  The increase was driven by higher interest expense due to increased usage of our asset-based line of credit to support working capital requirements, including higher inventory levels resulting from customer delivery pushouts into 2025.

For the year ended December 31, 2024 other expense (net) increased by approximately $160,000, or 47.6%, when compared to the same period in 2023.  The increase was driven by higher interest expense due to increased usage of our asset-based line of credit to support working capital requirements, as noted.

(Loss) Income before Income Taxes

For the three-month period ended December 31, 2024, loss before income taxes of approximately $1,254,000 increased by approximately $1,668,000, or 402.9%, when compared to the income before income taxes of approximately $415,000 for the same period in 2023. The increase in loss was driven by the significantly lower revenue and gross profit, as previously noted.

For the year ended December 31, 2024, loss before income taxes of approximately $1,505,000 decreased (improved) by approximately $944,000, or 38.5%, when compared to the loss before income taxes of approximately $2,448,000 for same period in 2023. The decrease in loss resulted from higher revenue, increased gross profit and lower SG&A expenses, partially offset by higher interest expense.

Income Taxes

For both the three-month period and year ended December 31, 2024, tax expense of $7,000 was recorded based on current taxable income, compared to tax expense of $35,000 and $1,098,000, respectively, recorded for the same periods in 2023.  The significant expense recorded in 2023 pertained to the recording of a full valuation allowance against our net deferred tax assets, as described in Note 8, "Income Taxes".

Our effective tax rate for continuing operations was (0.5%) and (44.8%) for the twelve-month periods ended December 31, 2024 and 2023, respectively.  The effective tax rate reflects federal and state income taxes, permanent non-deductible expenditures, impact of recording a full valuation allowance against the net deferred tax assets, and the federal tax credit for research and development expenditures.  The change in the effective tax rates between 2024 and 2023 is due primarily to the increase in business tax credits in 2024 and recording of the full valuation allowance in 2023.  See also Note 8, "Income Taxes", for further discussion.

Liquidity and Capital Resources

	Years Ended December 31,
(in thousands)	2024	2023

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$1,253	$(3,815)
Investing Activities	$(1,035)	$(689)
Financing Activities	$(17)	$1,602

YEAR-END FINANCIAL POSITION:
Working Capital	$20,924	$21,639
Indebtedness	$2,127	$2,103

CAPITAL EXPENDITURES, NET:	$(1,035)	$(689)

CASH FLOW DATA (DISCONTINUED):
Net Cash Flows from:
Discontinued Operating Activities	$(185)	$(2,823)
Discontinued Investing Activities	$—	$2,158

Operating Activities:

For the year ended December 31, 2024, we generated approximately $1,253,000 in cash from continuing operations, compared to cash used of approximately $3,815,000 for the same period in 2023. The increase in cash provided by continuing operations of approximately $5,068,000 when compared to the same period in 2023, is primarily attributable to a lower net loss by approximately $2,035,000 and lower accounts receivable by approximately $2,883,000 driven by market conditions primarily in the fourth quarter of 2024.

Our working capital as of December 31, 2024 was $20,924,000, a decrease of approximately $715,000 from $21,639,000 as of the end of 2023, driven primarily by a reduction in accounts receivable, as noted above.

Investing Activities:

In 2024, we used approximately $1,035,000 for capital purchases compared to $689,000 for the same period in 2023.

Financing Activities:

For the year ended December 31, 2024, we used $41,000 for the purchase of treasury shares, partially offset by funding received (net of payments) of approximately $24,000 from our credit facility.  For the same period in 2023, funding received (net of payments) from our credit facility was approximately $2,103,000, partially offset by use of cash for payments on financing lease obligations of approximately $501,000.

Our primary sources of liquidity are the cash generated from our operations and the cash available from our $7,000,000 credit facility.  As of December 31, 2024, our collateral base and eligible accounts receivable supported the ability to fund an additional $4,300,000 from the credit facility.  In addition, all covenant requirements were met as of December 31, 2024.  Refer to Note 5, "Indebtedness", for further discussions.

Discontinued Operation Activities:

For the year ended December 31, 2024, cash used for discontinued operating activities was approximately $185,000, compared to cash used of $2,823,000 for the same period in 2023.  The source of cash from discontinued investing activities of approximately $2,158,000 for the same period in 2023 resulted from cash proceeds due to the sale of OKC assets.  See Note 2, "Discontinued Operations and Assets and Liabilities Related to Discontinued Operation", for further information.

Ongoing Liquidity Considerations:

We incurred a net loss from continuing operations for the years ended December 31, 2024 and 2023. The losses in both 2024 and 2023 were both impacted by significant events.  Specifically for 2024, market conditions and customer demand changes affected volume, and combined with unfavorable product mix, did not generate enough gross profit to cover SG&A expenses, which were impacted by legal settlement costs related to a former officer of the Company.

The net loss from discontinued operation in 2024 is primarily related to repair and maintenance costs for the mostly (approximately 90%) vacant building.  For 2023, the net loss was driven by operating losses, the loss on sale of assets, divestiture costs, and non-cash asset impairment charges for the CPG business segment.

We believe that the availability on our $7,000,000 million line of credit (available through June 2026 with extensions), combined with the current customer demand and backlog, will continue to support our operations and growth, and provide us with sufficient liquidity in 2025.  The availability on the line of credit was approximately $4,300,000 as of December 31, 2024 based on our collateral base and eligible accounts receivable.  In addition, it is management's intention to sell the building related to the discontinued operation in 2025, which would generate cash flow for continuing operations.

Management Summary

To recap recent history, 2022 was a year of transition, highlighted by the hiring of our new CEO, who began evaluating the overall business and setting the course for long-term success. The initial focus was improving culture and employee retention. Morale was low and limited resources had been devoted to talent development, leadership training, and employee satisfaction. By late 2022 and early 2023, upskilling efforts began with new leadership in human resources and operations that set the course of action for change. Along with these efforts, the overall business evaluation process led to the decision in early 2023 to exit the unprofitable consumer products business segment.  This included the OKC operations which lacked synergies with our core aerospace markets.  The divestiture allowed the new leadership team to focus on transforming the servo-control business. Our strategic initiatives for the continuing operations centered on creating a people-centric culture, overhauling our processes for improved production output, business development and quality, while also enhancing our ERP system capabilities. Implementing change while still meeting customer demand meant each initiative required a multi-year plan, with many actions carrying over into 2024. Overall, our efforts in 2023 yielded higher employee retention and production output resulting in 24% revenue growth, which were significant milestone achievements.

Based on customer forecasts, we started 2024 with expectations of another year of double-digit revenue growth and improved profitability.  However, it became a year of turbulence within the aerospace industry, marked by well-documented airframe manufacturers' quality issues, labor strikes, and engine delivery concerns.  This created massive ripple effects throughout the commercial aerospace market, and we were not immune to these headwinds. Although we reacted quickly to adjust our production plans and flex our operations, our revenue and profitability were directly impacted during the second half of the year when customers began to pushout demand into 2025. Despite these market conditions, revenue still grew by approximately 3%, gross margins improved, and operating costs were down.  In addition, we are pleased that our people strategy resulted in employee retention improving from 60% in 2022 to nearly 90% in 2024.  We invested in a training program for all in-line managers and leaders to equip them with best practices and the tools necessary to better manage team performance, engagement and satisfaction.  Our system enhancements included upgrading our ERP system resulting in improved visibility and operational execution. Also, continuous improvement and lean initiatives began to create additional value within the production processes for safely delivering quality product on time.  Looking forward, as airline manufacturers increase build rates in 2025 and beyond, we are well-positioned to meet demand due to these investments.

Over the last three years, we achieved sequential growth in revenue, gross profit and margins, resulting in improvements in operating and net loss despite market and industry challenges (as shown below). Our transformation is not done and there is more to do in 2025 to continue this positive momentum. We remain focused on step-change improvements in manufacturing flow and output, material planning, and processes required for delivering high-quality, servo-control valves to our customers. Given current forecasts, we expect to achieve profitable growth in 2025.

Non-GAAP Measures:

We believe the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating our operating results distinct from results that include certain non-recurring items that are not indicative of our ongoing operating performance. These non-GAAP disclosures have limitations as analytical tools, should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net operating income (loss) determined in accordance with GAAP.

We have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. Adjusted operating and net loss are provided for information purposes only and are not measures of financial performance under GAAP. We encourage readers to rely upon the GAAP numbers but include the non-GAAP financial measures as supplemental metrics to assist readers to illustrate the improvements made between 2022-2024 reflected in our growth in revenue, gross profit and margins, and improvements in adjusted operating and net losses when excluding the one-time expenses in 2024 and 2023.  These measures include legal settlement costs of approximately $704,000 in 2024, and bank refinancing and proxy contest costs of approximately $1,211,000 in 2023.  The net loss in 2023 was also impacted by incremental tax expense of approximately $1,098,000 resulting from a tax position due primarily to discontinuing the OKC operation and divesting the CPG business segment (combined adjustment to net loss of $2,309,000).

Finally, we believe adjusted EBITDA is a useful measure for evaluating our operating performance in accordance with the Requirements of Item 10(e)(i)(C) of Regulation S-K. Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as income tax expense. It also excludes the one-time expenses incurred in 2024 and 2023, as noted above, as these costs were significant and not in the ordinary course of business.  Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, however, this measure is provided as a supplemental measure of our operating results and may not be comparable to similarly titled measures of other companies.

	Years Ended December 31,
(in thousands)	2024	2023	2022

Revenue	$44,917	$43,629	$35,185
Costs of goods sold	36,651	35,824	29,616
Gross profit	8,266	7,805	5,569
Gross margin	18.4%	17.9%	15.8%

Selling, general and administrative	9,275	9,918	8,067
Operating loss	(1,009)	(2,113)	(2,498)
Total other expense, net	(496)	(336)	(167)
Loss from continuing operations before income taxes	(1,505)	(2,449)	(2,665)
Income tax expense	(7)	(1,098)	565
Loss from continuing operations, net of tax	$(1,512)	$(3,547)	$(2,100)

Non-GAAP measures for comparison:
Operating loss	$(1,009)	$(2,113)	$(2,498)
Addback: one-time expenses	704	1,211	-
Adjusted operating loss	$(305)	$(902)	$(2,498)

Loss from continuing operations, net of tax	$(1,512)	$(3,547)	$(2,100)
Addback: one-time expenses	704	2,309	-
Adjusted loss from continuing operations, net of tax	$(808)	$(1,238)	$(2,100)

Adjusted EBITDA	$716	$49	$(1,551)

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

Inventories

Inventories are measured at lower of cost or net realizable value. Inventory costing requires complex calculations that include standard labor and material costs, assumptions for overhead absorption, scrap, and the determination of which costs may be capitalized. Analysis of actual labor cost to standard cost is performed and adjusted, if required, quarterly. Material costs are assessed and adjusted on an on-going basis. Daily cycle counts of raw material and finished goods are performed to ensure accuracy and legitimacy of our inventory balances. Quarterly, full physical counts are performed for WIP balances. The valuation of inventory requires us to review inventory each quarter for excess and slow-moving items and establish a reserve. As of December 31, 2024, we have $15,826,000 of inventory recorded on our consolidated balance sheet, representing approximately 45% of total assets.

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

A commercial real estate broker ("broker") has been actively marketing the building associated with the discontinued operation at an asking price of $1,800,000, which is above the current net book value of $1,428,000.  Based on discussions with the broker, commercial property sales can range from 12-18 months once actively marketed, a timeframe that is within Management's expectations for the sale of this property.  Although there has been interest by third parties, no offers have been received, nor has there been any information received from our brokers that would indicate that our asking price is not aligned with the commercial real estate market conditions.  Based on the information known, Management does not believe that an impairment exists and the $1,428,000 represents a fair value of the building as of December 31, 2024.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of December 31, 2024.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, and designed to ensure that material information relating to us and our consolidated subsidiaries is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(ii)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). Our management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

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

(iii)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART I

Item 10.  Directors, Executive Officers and Corporate Governance

Information required under this Item 10 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2024 fiscal year or such information will be included by amendment to this Form 10-K.

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

Item 11.  Executive Compensation

Information required under this Item 11 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2024 fiscal year or such information will be included by amendment to this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2024:

	Number of	Weighted-average	Number of
	securities to be	exercise price of	securities remaining
	issued upon	outstanding	available for
	exercise of	options	future issuance
	outstanding options,	warrants and	under equity
Plan category	warrants and rights	rights	compensation plans
Equity compensation plans approved by security holders	—	—	140,167
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	140,167

Information required under this Item 12 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2024 fiscal year or such information will be included by amendment to this Form 10-K.

Also incorporated by reference is the information in the table under the heading “Company Purchases of Company’s Equity Securities” included in Item 5 of this Form 10-K. See also Note 7, Shareholders’ Equity, of the accompanying consolidated financial statements for more information.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required under this Item 13 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2024 fiscal year or such information will be included by amendment to this Form 10-K.

Item 14.  Principal Accountant Fees and Services

Information required under this Item 14 is incorporated herein by reference to the information included in the Company’s definitive proxy statement if it is filed with the Commission within 120 days after the end of the Company’s 2024 fiscal year or such information will be included by amendment to this Form 10-K.

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

10.8*	Non- Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.8 to the Company's Form 10 - K filed with the SEC on March 31, 2023)

19	Servotronics, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Company's Form 10-K filed with the SEC on March 22, 2024)

21	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.) (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

97	Servotronics, Inc. Clawback Policy (Incorporated by reference to Exhibit 97 to the Company's Form 10-K filed with the SEC on March 22, 2024)

101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

Item 16. Form 10 - K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVOTRONICS, INC.

March 17, 2025	By	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William F. Farrell, Jr.	Chief Executive Officer	March 17, 2025
William F. Farrell, Jr.

/s/ Robert A. Fraass	Chief Financial Officer	March 17, 2025
Robert A. Fraass

/s/ Brent D. Baird	Director	March 17, 2025
Brent D. Baird

/s/ Karen L. Howard	Director	March 17, 2025
Karen L. Howard

/s/ Christopher M. Marks	Director	March 17, 2025
Christopher M. Marks

/s/ Evan H. Wax	Director	March 17, 2025
Evan H. Wax

SERVOTRONICS, INC. AND SUBSIDIARIES

Consolidating financial statement schedules are omitted because they are not applicable to smaller reporting companies.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Servotronics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Servotronics, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, consolidated statement of comprehensive loss, and consolidated statements of cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)

Buffalo, New York

March 17, 2025

- F3 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
(in thousands except share and per share data)	2024	2023
Current assets:
Cash	$111	$95
Cash, restricted	150	150
Accounts receivable, net	9,288	12,065
Inventories, net	15,826	14,198
Prepaid and other current assets	968	1,507
Assets related to discontinued operation	1,436	1,552
Total current assets	27,779	29,567

Property, plant and equipment, net	7,005	6,978

Other non-current assets	48	42
Total Assets	$34,832	$36,587

Liabilities and Shareholders' Equity

Current liabilities:
Line of credit	$2,127	$2,103
Current portion of postretirement obligation	84	97
Accounts payable	2,413	2,061
Accrued employee compensation and benefits costs	705	1,003
Accrued warranty	333	542
Other accrued liabilities	1,170	1,909
Liabilities related to discontinued operation	23	213
Total current liabilities	6,855	7,928

Long Term liabilities:
Post retirement obligation	4,097	4,262
Post-retirement obligation, current portion	(84)	(97)
Post-retirement obligation, net	4,013	4,165
Other long-term liabilities	460	—
Total long-term liabilities	4,473	4,165

Shareholders' equity:
Common stock, par value $0.20; 4,000,000 shares authorized; 2,629,052 shares issued; 2,537,753 shares outstanding (2,514,775 shares outstanding - December 31, 2023)	526	525
Capital in excess of par value	14,828	14,617
Retained earnings	11,331	12,954
Accumulated other comprehensive loss	(2,059)	(2,389)
Employee stock ownership trust commitment	—	(56)
Treasury stock, at cost 75,513 shares (87,525 shares - December 31, 2023)	(1,122)	(1,157)
Total shareholders' equity	23,504	24,494

Total Liabilities and Shareholders' Equity	$34,832	$36,587

See notes to consolidated financial statements

- F4 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands except per share data)	2024	2023
Revenue	$44,917	$43,629
Costs of goods sold	36,651	35,824
Gross profit	8,266	7,805

Operating expenses:
Selling, general and administrative	9,275	9,918

Operating loss	(1,009)	(2,113)

Other expense:
Interest expense, net	(478)	(336)
Loss on sale of equipment	(18)	—
Total other expense, net	(496)	(336)

Loss from continuing operations before income taxes	(1,505)	(2,449)

Income tax expense	(7)	(1,098)
Loss from continuing operations, net of tax	(1,512)	(3,547)

Loss from discontinued operation before income taxes	(111)	(7,240)
Loss from discontinued operation, net of tax (see Note 2)	(111)	(7,240)

Net loss	$(1,623)	$(10,787)

Basic and diluted loss per share:
Continuing operations	$(0.60)	$(1.44)
Discontinued operation	(0.04)	(2.93)
Basic and diluted loss per share	$(0.64)	$(4.37)

See notes to consolidated financial statements

- F5 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands)	2024	2023
Net loss	$(1,623)	$(10,787)
Other comprehensive income items:
Actuarial gains/(losses)	302	(153)
Income tax (expense)/benefit on actuarial losses	(49)	32
Reclassification adjustment for amortization of net actuarial losses	97	87
Income tax expense on reclassification adjustment	(20)	(18)
Retirement benefits adjustments, net of income taxes	330	(52)
Total comprehensive loss	$(1,293)	$(10,839)

See notes to consolidated financial statements

- F6 -

SERVOTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023
Cash flows related to operating activities:
Loss from continuing operations	$(1,512)	$(3,547)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	990	1,083
Stock based compensation	288	120
Allowance for (recovery of) credit losses	(106)	5
Inventory reserve	171	(15)
Warranty reserve	(209)	(39)
Deferred income taxes	—	1,072
Loss on sale of equipment	18	—
Change in assets and liabilities:
Accounts receivable	2,883	(3,617)
Inventories	(1,799)	103
Prepaid and other current assets	533	(909)
Accounts payable	352	221
Accrued employee compensation and benefit costs	(298)	(54)
Post retirement obligations	165	148
Other long-term liabilities	460	—
Employee stock ownership trust commitment	56	101
Accrued income taxes	7	—
Other accrued liabilities	(746)	1,513
Net cash provided by (used in) operating activities from continuing operations	1,253	(3,815)

Cash flows related to investing activities:
Purchase of property, plant and equipment	(1,038)	(689)
Disposal of property, plant and equipment	3	—
Net cash used in investing activities from continuing operations	(1,035)	(689)

Cash flows related to financing activities:
Advances on line of credit, net of payments	24	2,103
Principal payments on equipment financing lease obligations	—	(501)
Purchase of treasury shares	(41)	—
Net cash (used in) provided by financing activities from continuing operations	(17)	1,602
Discontinued Operation
Cash used in operating activities	(185)	(2,823)
Cash provided by investing activities	—	2,158
Net cash used in operating and investing activities from discontinued operation	(185)	(665)

Net increase (decrease) in cash and restricted cash	16	(3,567)

Cash and restricted cash at beginning of year	245	3,812

Cash and restricted cash at end of year	$261	$245

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

Until 2023, the Company had operated historically under two business segments: Advanced Technology Group (“ATG”) and Consumer Products Group (“CPG”), which had been strategic business segments that offered different products and services.  Operations in ATG include the servo-control components (i.e., torque motors, control valves, etc.), and the CPG operations included the design, manufacture and marketing of a variety of cutlery products for use by consumers and government agencies.  During 2023, the Company’s Management made the strategic decision to sell certain assets of The Ontario Knife Company (“OKC”) and divest the CPG business segment. This divestiture represented a strategic shift, as the Company has realigned its corporate and management reporting structure to focus solely on aerospace and now organizes its business in a single reportable segment without reference to ATG.  This segment structure reflects the financial information and reports used by our management, specifically the Chief Executive Officer, identified as the Chief Operating Decision Maker ("CODM").  See Note 12 "Segment Information" for further discussion.

The consolidated financial statements include the accounts of Servotronics, Inc. (the active legal entity under the ATG segment), OKC, (the legal entity under the CPG business segment) and other, inactive, wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated upon consolidation.  The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.  As communicated in the June 30, 2023, 10-Q filing, the Company executed an Asset Purchase Agreement (“APA”) with a third party to sell certain assets of OKC, which closed on August 1, 2023.  Accordingly, the sale of assets and results of operations for OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Consolidated Balance Sheets. The “Loss from Discontinued Operation, net of tax” is included in the “net loss” on the Consolidated Statements of Comprehensive Loss, and the cash used in operating activities and provided by investing activities from the discontinued operation are included in the “Discontinued Operation” section of the Consolidated Statements of Cash Flows.  See Note 2 “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation” for further discussion.

Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from the Company’s continuing operations, unless otherwise noted.

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the statement of cash flows:

	Years Ended December 31,
(in thousands)	2024	2023
Cash	$111	$95
Restricted cash	150	150
Total cash and restricted cash	$261	$245

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking and savings accounts. The restricted cash of $150,000 as of December 31, 2024 and 2023, respectively, represents collateral with a financial institution.

- F8 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions. The opening accounts receivable balance was $8,453,000 as of  January 1, 2023. The allowance for credit losses amounted to approximately $15,000 and $121,000 as of December 31, 2024 and December 31, 2023, respectively. The Company does not accrue interest on past due receivables.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of December 31, 2024, and 2023, under the guidance of Accounting Standards Codification (“ASC”) 460-1-50 Product Warranties, the Company has recorded a warranty reserve of approximately $333,000 and $542,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

The Company disaggregates revenue from contracts with customers into geographic regions. The Company determined that disaggregating revenue into this category achieves the objective to portray how the nature, timing, and uncertainty of revenue from cash flows are affected by different regions. Disaggregation of revenue by geographic region is provided below:

	Three Months Ended		Year Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Domestic	$7,351	$8,972	$33,532	$31,500
International	2,417	3,366	11,385	12,129
Total Revenue	$9,768	$12,338	$44,917	$43,629

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred to bring each product to its present location and condition. Market provisions in respect of lower of cost or net realizable value adjustments and inventory determined to be slow moving are applied to the gross value of the inventory through a reserve of approximately $758,000 and $627,000 at December 31, 2024, and 2023, respectively. Pre-production and start-up costs are expensed as incurred.

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

Property, Plant, and Equipment

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

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions and income tax matters in income tax expense.  The Company did not have any accrued interest or penalties included in its Consolidated Balance Sheets at December 31, 2024 or December 31, 2023, and did not recognize any interest and/or penalties in its Consolidated Statements of Operations during the years ended December 31, 2024 and 2023. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of December 31, 2024 and December 31, 2023.  The 2021 through 2024 federal and 2020 through 2024 state tax returns remain subject to examination by the respective taxing authorities.

Supplemental Cash Flow Information

Income tax refunded for the years ended December 31, 2024 and 2023 amounted to approximately $0 and $146,000, respectively. Income taxes paid were approximately $0 and $2,000 for the years ended December 31, 2024 and 2023, respectively. Interest paid was approximately $278,000 and $366,000 for the years ended December 31, 2024 and 2023, respectively.

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

The Company’s strategic decision to sell certain assets of OKC in 2023 resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property in accordance with ASC 360 - 10 - 45 - 9 Impairment or Disposal of Long - Lived Assets. Refer to Note 2, “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion. No additional impairment of long - lived assets exists as of December 31, 2024, and 2023, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 12 for further information on the Company's reportable segment.

2.    Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

The Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” under ASC 205-20-45-9 Discontinued Operations and represented a strategic shift that had a significant impact on the Company’s overall operations and financial results. Accordingly, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Consolidated Balance Sheets as of  December 31, 2024, and 2023.  In addition, OKC’s operating loss, the loss on sale of assets, divestiture costs, and impairment charges on long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Consolidated Statements of Operations for the years ended December 31, 2024, and 2023.

The discontinued operation incurred an operating loss of approximately $111,000 for the year ended  December 31, 2024 resulting from taxes, insurance costs, and repairs and maintenance costs associated with the vacant portion of the building.  A commercial real estate broker ("broker") has been actively marketing the building for sale in March 2024 at an asking price above the current net book value of $1,428,000.  No third party offers, or other market indicators have occurred, that would indicate further impairment of the building as of December 31, 2024, and the timing for sale is within the expected window for closing.  Therefore, the Company believes the classification as an asset related to discontinued operation in current assets is appropriate as of December 31, 2024, and will continue to monitor the asking price relative to commercial real estate market conditions in 2025.

In August 2023, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to a third-party buyer for approximately $2,158,000.  In accordance with the sale, the net carrying values of the assets sold exceeded its fair values, less estimated costs to sell, resulting in a loss on the sale of assets of approximately $3,162,000 for the twelve-month year ended December 31, 2023.  As a direct result of Management’s decision to sell OKC’s assets, divest the operations, and exit the CPG segment, the Company incurred an impairment charge on its long-lived asset (building) of approximately $1,219,000 and divestiture costs of approximately $807,000 related to key employee retention agreements, employee severance agreements, and supplier open purchase order obligations totaling $2,026,000 for the year ended  December 31, 2023.  In addition, OKC incurred an operating loss of approximately $2,052,000 for the year ended  December 31, 2023 that was also included in the Loss from Discontinued Operation.

In summary, the Discontinued Operation, net of tax, resulted in a loss of approximately $111,000 and $7,240,000 for the years ended December 31, 2024, and 2023, respectively, as follows:

- F12 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operation Financial Information

Consolidated Statements of Operations are as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Net Sales	$—	$3,410
Operating costs	(111)	(5,462)
Loss from discontinued operation	(111)	(2,052)
Loss from discontinued operation - impairment and divestiture costs	—	(2,026)
Loss on sale of assets	—	(3,162)
Loss from discontinued operation before income taxes	(111)	(7,240)
Income tax	—	—
Loss from discontinued operation, net of tax	$(111)	$(7,240)

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Consolidated Balance Sheets, are as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Accounts receivable, net	$—	$38
Prepaid and other assets	8	31
Inventories, net	—	55
Building and improvements, net	1,428	1,428
Assets related to discontinued operation	$1,436	$1,552

Accounts payable	$24	$197
Accrued employee compensation and other costs	—	16
Liabilities related to discontinued operation	$24	$213

3.    Inventories

	Years Ended December 31,
(in thousands)	2024	2023
Raw material and common parts	$8,044	$7,828
Work-in-process	7,072	6,466
Finished goods	1,468	531
	16,584	14,825
Less inventory reserve	(758)	(627)
Total inventories	$15,826	$14,198

- F13 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Property, Plant and Equipment

	Years Ended December 31,
(in thousands)	2024	2023
Buildings and building improvements	$9,020	$8,447
Machinery, equipment and tooling	15,768	15,503
Construction in progress	216	106
	25,004	24,056
Less accumulated depreciation and amortization	(17,999)	(17,078)
Property, plant and equipment, net	$7,005	$6,978

Depreciation and amortization expense amounted to approximately $990,000 and $1,083,000 for the years ended December 31, 2024 and 2023, respectively. Depreciation expense amounted to approximately $966,000 and $1,059,000 for the years ended December 31, 2024 and 2023, respectively. Amortization expense primarily related to equipment financing amounted to approximately $24,000 for each of the years ended December 31, 2024 and 2023, respectively.

The Company’s Right of Use (‘ROU’) assets included in machinery, equipment and tooling had a net book value of approximately $136,000 as of December 31, 2024 ($160,000 as of December 31, 2023).

As of December 31, 2024, there is approximately $216,000 ($106,000 as of December 31, 2023) of construction in progress (CIP) included in property, plant and equipment all of which is related to capital projects. There is approximately $180,000 in CIP for machinery and approximately $36,000 for building improvements.

5.    Long-Term Debt

In 2023, the Company entered into a three-year financing agreement with a financial lending institution for an asset-based line of credit ("Credit Facility") with a maximum revolving credit of $7,000,000. The borrowing base under the Credit Facility is determined using 85% of eligible domestic and foreign accounts receivable balances, less any other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The balance outstanding on the Credit Facility is approximately $2,127,000 and $2,103,000 as of December 31, 2024, and 2023, respectively. The interest rate on the Credit Facility is equal to the greater of 8.0% or prime rate (as defined by JP Morgan Chase) plus 1.0% (8.5% and 9.5% as of December 31, 2024 and 2023, respectively). The Credit Facility is collateralized by the Company's non-realty assets.

In accordance with ASC 470-10-45-5 Classification of Revolving Credit Agreements Subject to Lock-Box Arrangements and Subjective Clauses, borrowings outstanding under the Credit Facility that includes both a subjective acceleration clause and requirement to maintain a lock-box arrangement must be considered short-term obligations. As the Credit Facility includes both provisions, the outstanding balances are classified as current liabilities on the Condensed Consolidated Balance Sheets.

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters. The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than $10,000,000. The Company met both covenant requirements as of December 31, 2024, and 2023.

- F14 -

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

If the Company’s shares are not readily tradeable on an established securities market when an ESOP participant’s termination of employment or retirement occurs, and if such ESOP participant requests that his/her ESOP distributed shares be repurchased by the Company, the Company is obligated to do so. The Company’s shares currently trade on NYSE American. There were no outstanding ESOP shares subject to the repurchase obligation at December 31, 2024.

Company shares allocated to the Plan are 291,980 and 321,141 as of December 31, 2024, and 2023, respectively. As of December 31, 2024 and 2023, 15,786 and 26,752 shares, respectively, remain unallocated in the suspense account.

- F15 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related compensation expense associated with the Plan, which is equal to the principal reduction on the loans receivable from the trust, amounted to approximately $56,000 and $101,000 for the years ended December 31, 2024, and 2023, respectively. Included as a reduction to Company’s shareholders’ equity is the ESOP trust commitment which represents the remaining indebtedness of the Trust to the Company.  ESOP participants are entitled to vote allocated shares and the Trust is entitled to vote unallocated shares and any allocated shares not voted by the participants.

Other Postretirement Benefit Plans

The Company provides certain postretirement health and life insurance benefits for two former executives (retirees) of the Company (the Plan). Upon ceasing employment with the Company, the Company pays the annual cost of health insurance coverage and provides continuing life insurance at the same level of coverage at the time of terminating employment with the Company. The Plan also provides a benefit to reimburse the retirees for certain out-of-pocket medical and/or health-related costs. The retirees’ benefits cease upon their death. The Plan is unfunded and the actuarially-determined projected postretirement benefit obligation was approximately $4,097,000 and $4,262,000 as of December 31, 2024 and 2023, respectively.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2024 and 2023 consist of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Current portion - retirement benefits and other	$84	$97
Long-term liabilities - retirement benefits and other	4,013	4,165
Post-retirement benefit obligation	$4,097	$4,262

Accumulated other comprehensive loss, before income taxes:
Net actuarial loss	$2,694	$3,024

The estimated net loss to be amortized from accumulated other comprehensive income ("AOCI") to benefit cost during 2025 is approximately $84,000. The decrease in the projected postretirement benefit obligation was due to changes in actuarial assumptions.  The actuarial loss is being amortized based on the expected lifetimes of the two former executives.

A reconciliation of the beginning and ending balances of accumulated postretirement benefit obligations as of December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Accumulated post-retirement benefit obligations at the beginning of the year	$4,262	$4,062
Interest cost	216	192
Actuarial (gain)/loss	(231)	152
Benefits paid	(150)	(144)
Accumulated post-retirement benefit obligations at the end of the year	$4,097	$4,262

- F16 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for this Plan for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(in thousands)	2024	2023

Interest cost	$216	$192
Recognized actuarial loss	97	87
Benefit cost	$313	$279
Benefits paid	$150	$144

Actuarial assumptions used as of and for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Discount rate used in determining:
Benefit obligation	5.000%	5.250%
Benefit cost	5.250%	4.875%

Assumed healthcare cost trend rate is estimated at 10% for the first year and then grading down by 0.5% for each year subsequent until a floor of 5% is reached. The actuarial assumptions for mortality include the use of PriH – 2012 mortality tables with generational mortality improvement scale 2024 and adjusted scale MP 2021.

The effect of a one-percentage-point increase, and a one-percentage-point decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs and the accumulated postretirement benefit obligation for health care benefits are as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Effect of 1% increase in health care trend rates:
Change in benefit obligation	$603	$543
Change in combined service and interest cost	$32	$31

Effect of 1% decrease of health care trend rates:
Change in benefit obligation	$(497)	$(450)
Change in combined service and interest cost	$(26)	$(25)

Based on actuarial assumptions, the Company is expected to make benefit payments for the next ten years ending December 31, as follows (in thousands):

Years Ending December 31,	Amount
2025	$145
2026	156
2027	167
2028	178
2029	188
2030-2034	$1,084

- F17 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Shareholders’ Equity

	Years Ended December 31, 2023 and 2024
(in thousands)		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	excess of		Treasury	shareholders'
	Earnings	Loss	Stock	par value	ESOT	Stock	equity
December 31, 2022	$23,741	$(2,337)	$523	$14,556	$(157)	$(1,214)	$35,112

Retirement benefits adjustment	—	(52)	—	—	101	—	49
Stock based compensation, net	—	—	2	61	—	57	120
Net Loss	(10,787)	—	—	—	—	—	(10,787)

December 31, 2023	$12,954	$(2,389)	$525	$14,617	$(56)	$(1,157)	$24,494

Retirement benefits adjustment	—	330	—	—	56	—	386
Stock based compensation, net	—	—	1	211	—	35	247
Net Loss	(1,623)	—	—	—	—	—	(1,623)

December 31, 2024	$11,331	$(2,059)	$526	$14,828	$—	$(1,122)	$23,504

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on the earnings per share that were outstanding for the period. The dilutive effect of unvested restrictive stock is determined using the treasury stock method.  However, if the assumed common shares are anti-dilutive, basic and diluted earnings per share are the same. As a result of the net losses generated in 2024, all outstanding common shares would be antidilutive.  As of the year ended December 31, 2024 and 2023, there were 17,976 and 24,110 common shares, respectively, that could potentially dilute basic earnings per share in the future. Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise.

	Years Ended December 31,
(in thousands except per share data)	2024	2023

Loss from continuing operations	$(1,512)	$(3,547)
Loss from discontinued operation, net of tax	(111)	(7,240)
Net loss	$(1,623)	$(10,787)
Weighted average common shares outstanding (basic)	2,509	2,470
Unvested restricted stock	18	24
Weighted average common shares outstanding (diluted)	2,527	2,494
Basic and diluted loss per share:
Continuing operations	$(0.60)	$(1.44)
Discontinued operation	(0.04)	(2.93)
Basic and diluted loss per share	$(0.64)	$(4.37)

Common Stock Buyback

In January 2006, the Company’s Board of Directors (Board) authorized the purchase of up to 450,000 shares of its common stock in the open market or in privately negotiated transactions.  Over the years, the Company purchased 360,615 shares and 89,385 shares were available for purchase. In March 2024, the Board formally approved the termination of the share repurchase authorization under this program.  There were no shares purchased by the Company in 2024 or 2023.

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

The Company’s executive compensation program established by the Board of Directors determines the type of awards available to the Company’s executives. The program consists of an annual (cash) incentive plan (“AIP”) and a long-term (equity) incentive plan (“LTIP”). The LTIP includes service-based awards that vest annually over three years, and performance-based awards that cliff-vest based on the achievement of a financial metric over a specific three-year time period. On March 25, 2024, 7,180 service-based (restricted) shares were granted to Company executives under the 2024-2026 LTIP Stock Award (“the 2024-2026 Award”). Additionally, on January 29, 2024, the Board of Directors granted 1,786 service-based restricted shares in connection with the hiring (sign-on) of an executive officer which vest after a one-year service period. On September 18, 2024, 3,691 service-based and sign-on restricted shares were forfeited due to the voluntary resignation of an executive officer.  On December 13, 2023, 5,793 service-based (restricted) shares were granted to Company executives under the 2023-2025 LTIP Stock Award (“the 2023-2025 Award”). Additionally, on May 1, 2023, the Board of Directors granted 1,759 service-based restricted shares in connection with the hiring (sign-on) of an executive officer which vested after a one-year service period.

The Company’s director compensation policy provides that non-employee directors receive a portion of their annual retainer in the form of shares under the Equity Plan. These shares vest quarterly over a twelve-month service period, have voting rights, and any dividends declared and paid during the restricted period accrue and are paid upon vesting. The aggregate amount of expense to the Company, measured based on the grant date fair value, is recognized over the requisite service period. On May 10, 2024, an aggregate of 9,980 shares were issued with a grant date fair value of $125,000 (10,410 shares were issued on June 9, 2023 with a grant date fair value of $125,000).

A summary of the service-based share awards granted is presented below:

		Weighted Average Grant
Service-Based Share Activity:	Shares	Date Fair Value
Unvested at December 31, 2022	27,010	$11.09
Granted in 2023	18,687	$11.74
Vested in 2023	(23,249)	$11.26
Unvested at December 31, 2023	22,448	$11.45
Granted in 2024	18,946	$12.70
Forfeited in 2024	(3,691)	$13.29
Vested in 2024	(19,727)	$11.84
Unvested at December 31, 2024	17,976	$11.96

Of the 19,727 shares vested in 2024, 3,243 shares were withheld (purchased as treasury shares) by the Company for approximately $41,000 to satisfy statutory minimum withholding tax requirements as permitted under the Equity Plan.  Of the 23,249 shares vested in 2023, 1,748 shares were withheld by the Company for approximately $22,000 to satisfy statutory minimum withholding tax requirements as permitted under the Equity Plan.

Included in the years ended December 31, 2024 and 2023 is approximately $288,000 and $120,000, respectively, of stock-based compensation expense related to the service-based shares. The Company has approximately $148,000 of stock-based compensation expense related to service-based shares to be recognized over the requisite service periods.

Restricted, performance-based share awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the performance period. Performance-based share awards granted to executives' vest at the end of a three-year period and are not issued until the performance period is complete and the metrics are achieved. Vested and issued shares may range from 0% to a maximum of 200% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. The expected cost of the shares is based on the date of grant fair value and the Company's assessment of the probability that the performance condition will be achieved at target (100%). Any related compensation expense is recognized when the probability is likely that the performance criteria will be achieved. Forfeitures are recognized as they occur. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is the Company's intent to settle performance-based awards with shares of common stock.

On March 25, 2024, 21,541 performance-based share awards (at target) were granted to Company executives under the 2024-2026 LTIP Stock Award at a grant date fair value of $12.63 per share, of which 5,716 share awards were forfeited on September 18, 2024, upon the resignation of an executive officer. On December 13, 2023, 17,380 performance-based share awards (at target) were granted to Company executives under the 2023-2025 LTIP Stock Award at a grant date fair value of $11.50 per share.

A summary of the performance-based share awards granted is presented below:

		Weighted Average Grant
Performance-Based Share Activity:	Shares	Date Fair Value
Unvested at December 31, 2023	17,380	$11.50
Granted in 2024	21,541	$12.63
Forfeited in 2024	(5,716)	$12.63
Vested in 2024	—	$—
Unvested at December 31, 2024	33,205	$12.04

No stock-based compensation expense related to performance-based awards is included in the years ended December 31, 2024 and 2023, as the probability of achieving the financial metric required for vesting and issuance of the share awards is deemed not probable for the 2024-2026 and 2023-2025 LTIP Awards granted to executives. The maximum potential stock-based compensation expense for the performance-based share awards under the 2024-2026 and 2023-2025 LTIP Stock Awards is approximately $800,000.

- F19 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Income Taxes

The income tax expense included in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
(in thousands)	2024	2023
Continuing Operations:
Current:
Federal	$(7)	$(24)
State	—	(2)
Total Current	(7)	(26)
Deferred:
Federal	—	(1,072)
State	—	—
Total Deferred	—	(1,072)
Total Continuing Operations	$(7)	$(1,098)

Discontinued Operation:
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	—	—
State	—	—
Total Deferred	—	—

Total Discontinued Operation	$—	$—

Total Income Tax Expense	$(7)	$(1,098)

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate based upon the total income tax provision from continuing operations is as follows:

	Years Ended December 31,
	2024	2023

Federal statutory rate	21.0%	21.0%
Permanent non-taxable income	(3.5)%	0.2%
Business credits	21.3%	2.8%
State taxes, net of federal benefit	0.0%	(0.1)%
Valuation allowance	(38.7)%	(68.6)%
Other	(0.6)%	(0.1)%
	(0.5)%	(44.8)%

- F20 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024 and 2023, the deferred tax assets (liabilities) from continuing operations were comprised of the following:

	Years Ended December 31,
(in thousands)	2024	2023

Deferred Tax Assets:
Inventories	$202	$254
Accrued employees' compensation and benefits costs	316	362
Postretirement adjustment (accumulated other comprehensive loss)	566	635
Accrued litigation settlement	128	39
State credit carryforwards	157	177
Federal credit carryforwards	302	—
Federal net operating loss carryforward	482	1,493
Bad debt reserve	3	26
Warranty reserve	70	114
Research and experimentation expenses	2,217	751
Customer accruals	156	344
Sec 163(j) disallowed interest	46	83
Other	1	1
Total deferred tax assets	4,646	4,279
Valuation allowance	(3,727)	(3,145)
Net deferred tax assets	919	1,134

Deferred tax liabilities:
Prepaid expenses	(78)	(71)
Property, plant and equipment	(841)	(853)
Other receivable - insurance proceeds	—	(210)
Total deferred tax liabilities	(919)	(1,134)
Net deferred tax assets	$—	$—

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical pre-tax income, as well as projections of future taxable income over the periods which deferred tax assets are deductible, management determined that it is more likely than not that the Company may not realize the net deferred tax assts recorded as of December 31, 2024. Accordingly, a valuation allowance of $3,727,000, an increase of approximately $582,000 from the valuation allowance of $3,145,000 as of  December 31, 2023, was recorded against net deferred tax assets as of  December 31, 2024.  The federal net operating loss carryforward amount is approximately $2,291,000 as of December 31, 2024 ($7,100,000 as of December 31, 2023) and has no expiration date. The Company has a New York state tax credit carryforward of approximately $198,000 as of  December 31, 2024 ($219,000 as of  December 31, 2023), which begins to expire in 2025.

There are no uncertain tax positions or unrecognized tax benefits for 2024 and 2023. The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The 2021 through 2024 federal and 2020 through 2024 state tax returns remain subject to examination.

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

- F21 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2021, the Company’s former Chief Executive Officer (“Former CEO”) delivered his Notice of Termination and alleged that the Company breached the terms of the Employment Agreement between the Company and the Former CEO by, among others, placing the Former CEO on paid administrative leave in June 2021 pending an internal investigation. On December 22, 2021, the Board of Directors accepted the Former CEO’s resignation from the Company but rejected his request to treat his resignation as resignation for good reason under Paragraph 10 of his Employment Agreement. The Board also determined, based on the findings of its investigation that the Former CEO committed willful malfeasance in violation of his Employment Agreement, and that such willful malfeasance would have justified termination of employment pursuant to Paragraph 9 of the Employment Agreement, but for his earlier resignation. The Former CEO claims that he is entitled to a severance payment equal to 2.99 times his average annual compensation as set forth in the Employment Agreement, plus the reimbursement of certain expenses and the value of any lost benefits. During 2024, mediation efforts to resolve these disputes resulted in a good-faith settlement agreement between the Company and the Former CEO for approximately $570,000 in November 2024, payable over four years beginning in January 2025.  The settlement agreement does not impact the post-retirement benefits under the Former CEO's Employment Agreement.  The settlement amount of $570,000 combined with legal and payroll costs related to this matter, amounted to approximately $704,000 for the year ended  December 31, 2024, which is included in selling, general & administrative expenses.  There was no settlement amount recorded for the year ended  December 31, 2023.

During 2024, the Company entered into a settlement agreement with a particular customer regarding product liability costs and customer damages (the claim) resulting from non-conforming product shipped to the customer in prior years. The insurance carrier determined the claim was covered by the Company's aviation insurance for approximately $1,009,000 (insurance proceeds). The claim settlement (liability) of approximately $1,018,000 was remitted to the customer.  The claim has been settled as of December 31, 2024 (insurance proceeds receivable and a claims liability of $1,000,000 were recorded as of December 31, 2023).

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

10.   Related Party Transactions

The Company paid legal fees and disbursements of approximately $0 and $8,000 in the years ended December 31, 2024 and 2023, respectively, for services provided by a law firm owned by a former member of the Company’s Board of Directors.  Additionally, as the Company no longer utilizes this firm, no accrued unbilled legal fees exist as of December 31, 2024.

- F22 -

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Customer and Supplier Concentration

The Company’s revenues include significant concentration from a limited number of customers. Customer concentration for the years ended December 31, 2024 and 2023 included customers A, B, C, and D, which collectively accounted for approximately 86% and 90% of revenues, respectively. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, any of these major customers could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. The Company routinely assesses its relationships with major customers, including creditworthiness, market conditions, and competitive pressures, to mitigate risks associated with customer concentration. Despite these efforts, there can be no assurance that the Company will successfully reduce its dependence on any single customer in the future. The Company's foreign sales for the years ended December 31, 2024 and 2023 were approximately $11,385,000 and $12,129,000, respectively, and constitute a substantial part of the Company’s revenue.

The Company relies on a variety of suppliers for the procurement of raw materials, components, and services necessary for its operations. In the current year, no single supplier accounted for 10% of purchases. For the year ended December 31, 2023, supplier concentration included purchases from one supplier, accounting for approximately 10% of total purchases. While the Company actively manages its relationships with suppliers and seeks to diversify its supplier base, a disruption in the supply of goods or services from this major supplier could have a material adverse effect on the Company's operations and financial results. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

12.   Segment Information

The Company designs and manufactures high-performance servo valves, including torque motors, hydraulic, and pneumatic valves. Its products are sold to commercial aerospace, government, medical, and industrial markets. The Company holds long-term contracts with prime defense contractors of the United States Government for military programs and original equipment manufacturers for commercial programs. For the years ended December 31, 2024 and 2023, domestic revenue accounted for approximately 75% and 72%, respectively, of total revenue, while revenue from international markets contributed the remaining portion. The Company manages its business activities on a consolidated basis and operates as one reportable segment.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance and allocates resources based on long-term strategic objectives, operational results, and financial forecasts. Key performance metrics utilized by the CODM include revenue, gross profit, and operating loss as stated on the face of the financials and serve as a primary measure for assessing the overall business performance and tracking budget versus actual results. Employee compensation and benefits includes wages, retirement benefits, medical costs, and other employee-related expenses that are part of cost of goods sold and operating expenses as shown below.  Other costs of goods sold include, but are not limited to, material costs, temporary labor costs, insurance, and manufacturing overhead costs consisting of utilities, supplies and facility expenditures. Professional & legal expenses include, but not limited to, outside counsel and legal settlement costs, consulting, and accounting and tax-related service fees.  Other operating expenses include, but are not limited to, insurance, Board fees, IT, marketing, and R&D costs.

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023

Revenue	$44,917	$43,629

Compensation & benefits	19,355	18,586
Other costs of goods sold	17,296	17,238
Total costs of goods sold	$36,651	$35,824

Gross profit	$8,266	$7,805

Compensation & benefits	$4,756	$4,322
Professional & legal	1,844	1,984
Other operating expenses	2,675	3,612
Total operating expenses	$9,275	$9,918

Operating loss	$(1,009)	$(2,113)