Form 10-Q
period 2025-03-31
SERVOTRONICS INC /DE/
filed 2025-05-09
CIK 89140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2025
Common Stock, $.20 par value	2,556,502

INDEX

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Current Assets:
Cash	$37	$111
Cash, restricted	150	150
Accounts receivable, net	11,362	9,288
Inventories, net	15,488	15,826
Prepaid and other current assets	1,142	968
Assets related to discontinued operation	1,450	1,436
Total current assets	29,629	27,779

Property, plant and equipment, net	7,031	7,005
Other non-current assets	48	48
Total Assets	$36,708	$34,832

Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$3,725	$2,127
Current portion of post-retirement obligation	84	84
Accounts payable	2,737	2,413
Accrued employee compensation and benefits costs	794	705
Accrued warranty	337	333
Other accrued liabilities	851	1,170
Liabilities related to discontinued operation	23	23
Total Current Liabilities	8,551	6,855

Long-Term Liabilities:
Post-retirement obligation	4,121	4,097
Post-retirement obligation, current	(84)	(84)
Post-retirement obligation, net	4,037	4,013
Other long-term liabilities	425	460
Total long-term liabilities	4,462	4,473

Shareholders' Equity:
Common stock, par value $0.20; 4,000,000 shares authorized; 2,629,052 shares issued; 2,544,246 shares outstanding (2,537,753 shares outstanding as of December 31, 2024)	526	526
Capital in excess of par value	14,862	14,828
Retained earnings	11,459	11,331
Accumulated other comprehensive loss	(2,042)	(2,059)
Treasury stock, at cost 69,020 shares (75,513 shares as of December 31,2024)	(1,110)	(1,122)
Total shareholders' equity	23,695	23,504
Total Liabilities and Shareholders' Equity	$36,708	$34,832

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$11,703	$10,446
Costs of goods sold	9,343	8,711
Gross profit	2,360	1,735

Selling, general and administrative	2,118	2,018

Operating income (loss)	242	(283)

Interest & other expense, net	97	83

Income (loss) from continuing operations before income taxes	145	(366)

Income tax expense	-	-
Income (loss) from continuing operations, net of tax	145	(366)

Loss from discontinued operation before income taxes	(17)	(17)
Loss from discontinued operation, net of tax (see Note 2)	(17)	(17)

Net income (loss)	$128	$(383)

Basic and diluted income (loss) per share:
Continuing operations	$0.06	$(0.15)
Discontinued operation	(0.01)	(0.01)
Basic and diluted income (loss) per share	$0.05	$(0.16)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net income (loss)	$128	$(383)

Other comprehensive income items:
Actuarial gains	17	19
Total	17	19

Total comprehensive income (loss)	$145	$(364)

See notes to condensed consolidated financial statements

SERVOTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows related to operating activities:
Income (loss) from continuing operations	$145	$(366)
Adjustments to reconcile income (loss) from continuing operations to net cash (used) provided by operating activities:
Depreciation and amortization	218	271
Stock based compensation	46	63
(Decrease) increase allowance for credit losses	(3)	3
(Decrease) increase inventory reserve	(6)	38
Increase (decrease) warranty reserve	4	(59)
Changes in assets and liabilities (using) providing cash:
Accounts receivable	(2,071)	1,589
Inventories	344	(769)
Prepaid and other current assets	(174)	(412)
Accounts payable	324	77
Accrued employee compensation and benefit costs	89	(164)
Other accrued liabilities	(378)	118
Post-retirement obligations	41	24
Other long-term liabilities	(168)	-
Net cash (used) provided by operating activities from continuing operations	(1,589)	413

Cash flows related to investing activities:
Purchase of property, plant and equipment	(69)	(152)
Disposal of property, plant and equipment	17	-
Net cash used by investing activities from continuing operations	(52)	(152)

Cash flows related to financing activities:
Proceeds from (payments on) line of credit, net	1,598	(94)
Net cash provided (used) by financing activities from continuing operations	1,598	(94)

Discontinued Operation
Cash used by operating activities	(31)	(126)
Net cash used by discontinued operation	(31)	(126)

Net (decrease) increase in cash and restricted cash	(74)	41
Cash and restricted cash at beginning of period	261	245
Cash and restricted cash at end of period	$187	$286

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

The condensed consolidated financial statements currently include the accounts of Servotronics, The Ontario Knife Company ("OKC"), and other inactive, wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company derives its primary sales revenue from domestic customers, although a portion of finished products are for foreign end use.

The Company executed an Asset Purchase Agreement (“APA”) with a third party to sell certain assets of OKC, which transaction closed on August 1, 2023. Accordingly, the sale of assets and results of operations for OKC are presented as a “Loss from Discontinued Operation, net of tax” on the Condensed Consolidated Statements of Operations, and assets and liabilities are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets. The “Loss from Discontinued Operation, net of tax” is included in the net income or net loss on the Condensed Consolidated Statements of Comprehensive Income (Loss), and the cash used by operating activities from the discontinued operation is included in the “Discontinued Operation” section of the Condensed Consolidated Statements of Cash Flows.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three-months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated financial statements should be read in conjunction with the 2024 annual report and the notes thereto.

Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from the Company’s continuing operations, unless otherwise noted. Refer to Note 2 “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion on the discontinued operation.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Restricted Cash

The following table provides a reconciliation of cash and restricted cash to the amounts in the balance sheet:

	March 31,	December 31,
(in thousands)	2025	2024
Cash	$37	$111
Restricted cash	150	150
Total cash and restricted cash	$187	$261

The Company considers cash to include all currency and coin owned by the Company as well as all deposits in the bank including checking and savings accounts. The restricted cash of $150,000 as of  March 31, 2025 and  December 31, 2024 represents collateral with a financial institution.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on history of past write-offs, collections, and current credit conditions.  The allowance for credit losses was approximately $12,000 as of March 31, 2025 and $15,000 as of December 31, 2024, respectively. The Company does not accrue interest on past due receivables.

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

Warranty and repair obligations are assessed on all returns. Revenue is not recorded on any warranty returns. The Company warrants its products against design, materials and workmanship based on an average of twenty-seven months. The Company determines warranty reserves needed based on actual average costs of warranty units shipped and current facts and circumstances. As of March 31, 2025, and  December 31, 2024 under the guidance of ASC 460, the Company has recorded a warranty reserve of approximately $337,000 and $333,000, respectively. Revenue is recognized on repair returns, covered under a customer contract, at the contractual price upon shipment to the customer.

The Company disaggregates revenue from contracts with customers into geographic regions. The Company determined that disaggregating revenue into this category achieves the objective to portray how the nature, timing, and uncertainty of revenue from cash flows are affected by different regions. Disaggregation of revenue by geographic region are provided below:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Domestic	$8,243	$7,786
International	3,460	2,660
Total Revenue	$11,703	$10,446

Inventories

Inventories are stated at the lower of cost or net realizable value, with any adjustments reflected as a reduction to finished goods inventory. Cost includes all costs incurred to bring each product to its present location and condition.  Inventory reserves consist of obsolete and/or slow-moving items based on inventory levels in excess of forecasted sales activity and have increased due to the reserve methodologies.  These reserves are applied to the gross value of the inventory and are approximately $752,000 and $758,000 as of  March 31, 2025 and  December 31, 2024, respectively.  Pre-production and start-up costs are expensed as incurred.

The purchase of suppliers’ minimum economic quantities of material such as steel, etc. may result in a purchase of quantities exceeding two years of customer requirements. Also, in order to maintain a reasonable and/or agreed to lead time or minimum stocking requirements, certain larger quantities of other product support items may have to be purchased and may result in over one year’s supply.

Shipping and Handling Costs

Shipping and handling costs are classified as a component of costs of goods sold.

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

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions and income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its Condensed Consolidated Balance Sheets as of  March 31, 2025 or December 31, 2024, and did not recognize any interest and/or penalties in its Condensed Consolidated Statements of Operations during the three-month periods ended March 31, 2025, and 2024. The Company did not have any material uncertain tax positions or unrecognized tax benefits or obligations as of  March 31, 2025 and December 31, 2024. The 2021 through 2024 federal and 2020 through 2024 state tax returns remain subject to examination by the respective taxing authorities.

Supplemental Cash Flow Information

There was no income taxes paid or received for the three-month periods ended  March 31, 2025 and 2024.  Interest paid during the three-month periods ended March 31, 2025, and 2024 was approximately $57,000 and $45,000 respectively. The Company secured a $192,000 loan to purchase IT equipment, which is included in other accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s strategic decision to sell certain assets of OKC in 2023 resulted in the classification of a discontinued operation and triggered an impairment of OKC’s real property in accordance with ASC 360-10-45-9 Impairment or Disposal of Long-Lived Assets. Refer to Note 2, “Discontinued Operation and Assets and Liabilities Related to Discontinued Operation”, for further discussion. No additional impairment of long-lived assets exists as of March 31, 2025, which primarily includes the Company’s tangible real (land and building) and personal (machinery & equipment) properties associated with its continuing operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company does not believe the adoption of ASU 2023-09 will have a material impact on its Condensed Consolidated financial statements or disclosures.

   In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of ASU 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 11 for further information on the Company's reportable segment.

There have been no additional new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that are of significance, or potential significance, to the Company.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Discontinued Operation and Assets and Liabilities Related to Discontinued Operation

The Company’s decision to sell certain assets and wind down the operations of OKC met the “held for sale” definition under ASC 205-20-45-9 Discontinued Operations and represented a strategic shift that had a significant impact on the Company’s overall operations and financial results. Accordingly, the assets and liabilities of OKC are reflected as “Assets and Liabilities related to Discontinued Operation” in the Condensed Consolidated Balance Sheets as of  March 31, 2025 and December 31, 2024. In addition, OKC’s operating loss, divestiture costs, and impairment charges on long-lived assets were reclassified to “Loss from Discontinued Operation, net of tax” in the Condensed Consolidated Statements of Operations for the three-months period ended March 31, 2025 and 2024.

Under the terms of the Asset Purchase Agreement, the Company sold inventory, machinery & equipment and intellectual property (patents & trademarks/tradenames) to a third party on August 1, 2023. As a direct result of Management’s decision to sell OKC’s assets, divest the operations, and exit the CPG business segment, the Company incurred impairment charges on its long-lived asset (building) in 2023 based on independent, third-party appraisals (less estimated costs to sell).  No impairment charges were incurred for the three-month period ended March 31, 2025

Operating loss from the discontinued operation was approximately $17,000 and $25,000 for the three-month periods ended March 31, 2025 and 2024, respectively. Divestiture and impairment costs were $0 and approximately ($8,000) the three-month periods ended March 31, 2025 and 2024, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operation Financial Information

Consolidated Statements of Operations are as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024

Operating costs	$(17)	$(25)
Loss from discontinued operation	(17)	(25)
Gain from discontinued operation - impairment and divestiture recovery costs	-	8
Loss from discontinued operation before income taxes	(17)	(17)
Loss from discontinued operation, net of tax	$(17)	$(17)

Assets & Liabilities Related to Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities related to discontinued operation in the Condensed Consolidated Balance Sheets, are as follows:

	March 31,	December 31,
(in thousands)	2025	2024

Prepaid and other assets	$22	$8
Building, net of estimated costs to sell	1,428	1,428
Assets related to discontinued operation	$1,450	$1,436

Accounts payable	$23	$23
Liabilities related to discontinued operation	$23	$23

The Company is actively marketing the building for sale using a commercial real estate broker with a selling price equals its appraised value.  To date, no events have occurred that would trigger further impairment, and Management expects to sell the real property within the next twelve months. Most of the remaining assets and liabilities are expected to be expensed or settled in 2025, as divestiture and wind-down activities are substantially complete.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

	March 31,	December 31,
(in thousands)	2025	2024

Raw material and common parts	$8,192	$8,044
Work-in-process	7,164	7,072
Finished goods	884	1,468
	16,240	16,584
Less inventory reserve	(752)	(758)
Inventories, net	$15,488	$15,826

4.	Property, Plant and Equipment

	March 31,	December 31,
(in thousands)	2025	2024

Buildings and building improvements	$9,045	$9,020
Machinery, equipment and tooling	15,803	15,768
Construction in progress	400	216
	25,248	25,004
Less accumulated depreciation and amortization	(18,217)	(17,999)
Property, plant and equipment, net	$7,031	$7,005

Depreciation and amortization expense amounted to approximately $218,000 and $271,000 for the three-month periods ended March 31, 2025 and 2024, respectively. Amortization expense related to Right of Use (“ROU”) assets amounted to approximately $6,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

The Company’s ROU assets included in machinery, equipment and tooling had a net book value of approximately $130,000 and $136,000 as of  March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, there is approximately $400,000 ($216,000 as of December 31, 2024) of construction in progress included in property, plant and equipment; all of which is related to capital projects for machinery and equipment of $104,000, building improvements of $71,000, and IT equipment of $225,000.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Indebtedness

In 2023, the Company entered into a three-year financing agreement with a financial lending institution for an asset-based line of credit (“Credit Facility”) with a maximum revolving credit of $7,000,000. The borrowing base under the Credit Facility is determined using 85% of eligible domestic and foreign accounts receivable balances, less any other specific reserves. In general terms, ineligible receivables are defined as invoices unpaid over 90 days. The balance outstanding on the Credit Facility is approximately $3,725,000 and $2,127,000 as of March 31, 2025 and December 31, 2024, respectively. The interest rate on the Credit Facility is equal to the greater of 8.0% or the prime rate (as defined by JP Morgan Chase) plus 1.0% (8.5% as of March 31, 2025 and December 31, 2024). The Credit facility is collateralized by the Company’s non-realty assets.

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

The Credit Facility contains two financial covenants required to be maintained by the Company at the end of each of its fiscal quarters. The Tangible Net Worth covenant requires the Company to maintain tangible net worth not less than $20,000,000. The Working Capital covenant requires the Company to maintain working capital not less than $10,000,000. The Company has met both covenant requirements as of March 31, 2025 and December 31, 2024, respectively.

On January 17, 2025, the Company entered into a three-year equipment loan financing agreement with a lending institution in the amount of $192,000. Monthly payments are fixed at an interest rate of 8.09%. The outstanding balance is approximately $182,000 as of March 31, 2025. Principal maturities of long-term debt related to the financing agreement are approximately: 2025 $44,000; 2026 $63,000; 2027 $69,000; and 2028 $6,000. The current portion of $64,000 is included in other accrued liabilities and the remainder of $118,000 is included in other long-term liabilities as of March 31, 2025.

6.	Postretirement Benefit Plan

The Company provides certain postretirement health and life insurance benefits ("the Plan") for two former executives (“retirees”) of the Company. Upon ceasing employment, the Plan pays the annual cost of health insurance coverage and provides continuing life insurance at the same level of coverage at the time of terminating employment with the Company. The Plan also provides a benefit to reimburse the retirees for certain out-of-pocket medical and/or health-related costs. The retirees’ benefits cease upon their death. The Plan is unfunded and the actuarially-determined projected postretirement benefit obligation was approximately $4,121,000 and $4,097,000 as of March 31, 2025 and December 31, 2024, respectively. Benefit costs for the three-month periods ended March 31, 2025, and 2024 were $66,000 and $73,000, respectively.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Shareholders’ Equity

	Three Months Ended March 31, 2025
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	Excess of		Treasury	Shareholders'
(in thousands)	Earnings	Loss	Stock	Par Value	ESOT	Stock	Equity

December 31, 2024	$11,331	$(2,059)	$526	$14,828	$-	$(1,122)	$23,504

Retirement benefits adjustment	-	17	-	-	-	-	17
Stock based compensation	-	-	-	34	-	12	46
Net Income	128	-	-	-	-	-	128

March 31, 2025	$11,459	$(2,042)	$526	$14,862	$-	$(1,110)	$23,695

	Three Months Ended March 31, 2024
		Accumulated
		Other		Capital in			Total
	Retained	Comprehensive	Common	Excess of		Treasury	Shareholders'
(in thousands)	Earnings	Loss	Stock	Par Value	ESOT	Stock	Equity

December 31, 2023	$12,954	$(2,389)	$525	$14,617	$(56)	$(1,157)	$24,494

Retirement benefits adjustment	-	19	-	-	-	-	19
Stock based compensation	-	-	-	44	-	19	63
Net Loss	(383)	-	-	-	-	-	(383)

March 31, 2024	$12,571	$(2,370)	$525	$14,661	$(56)	$(1,138)	$24,193

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

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Income (loss) from continuing operations	$145	$(366)
Loss from discontinued operation	(17)	(17)
Net income (loss)	$128	$(383)

Weighted average common shares outstanding (basic)	2,520	2,490
Unvested restricted stock	22	29
Weighted average common shares outstanding (diluted)	2,542	2,519

Basic and diluted income (loss) earnings per share:
Continuing operations	$0.06	$(0.15)
Discontinued operation	(0.01)	(0.01)
Basic and diluted income (loss) per share	$0.05	$(0.16)

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

On February 19, 2025, 6,493 service-based shares were granted to Company executives under the 2025-2027 LTIP Stock Award. On March 26, 2024, 7,180 service-based shares were granted to Company executives under the 2024-2026 LTIP Stock Award.

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

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted (service-based) share awards granted is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value
Service-Based Share Activity:
Unvested at December 31, 2024	17,976	$11.96
Granted in 2025	6,493	$10.26
Vested in 2025	(1,996)	$12.53
Unvested at March 31, 2025	22,473	$11.42

Included in the three-month periods ended March 31, 2025, and 2024 is approximately $46,000 and $63,000, respectively, of stock-based compensation expense related to the service-based and director share awards. The Company has approximately $169,000 of stock-based compensation expense related service-based shares to be recognized over the requisite service periods.

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

On February 19, 2025, 19,482, performance-based share awards (at target) were granted to Company executives under the 2025-2027 LTIP Stock Award at a grant date fair value of $10.26 per share. On March 26, 2024, 21,541 performance-based share awards (at target) were granted to Company executives under the 2024-2026 LTIP Stock Award at a grant date fair value of $12.63 per share. On December 13, 2023, 17,380 performance-based share awards (at target) were granted to Company executives under the 2023-2025 LTIP Stock Award at a grant date fair value of $11.50 per share.

A summary of the status of performance-based share awards granted is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value
Performance-Based Share Activity:
Unvested at December 31, 2024	33,205	$12.04
Granted in 2025	19,482	$10.26
Vested in 2025	-	$-
Unvested at March 31, 2025	52,687	$11.38

No stock-based compensation expense related to performance-based share awards is included in the three-month periods ended March 31, 2025, and 2024, as the probability of achieving the financial metric required for vesting and issuance of the share awards is deemed not probable for the 2023-2025, 2024-2026, and 2025-2027 LTIP Stock Awards granted to executives. The maximum potential stock-based compensation expense for the performance-based share awards under the 2023-2025, 2024-2026, and 2025-2027 LTIP Stock Awards is approximately $1,200,000.

8.	Income Taxes

The income tax expense in the Condensed Consolidated Statements of Operations is $0 for both the three-month periods ended March 31, 2025 and 2024, due to the valuation allowance recorded against the net deferred tax assets. The valuation allowance was initially recorded in 2023 based on management's determination that is more likely than not that the Company will not realize the net deferred tax assets in the future.

The effective tax rate is 0% for both the three-month periods ended March 31, 2025 and 2024. The difference between the statutory rate of 21% and the effective tax rate expense of 0% for both the three-month periods ended March 31, 2025 and 2024, is due to the valuation allowance recorded against the deferred tax assets, as noted.

SERVOTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and Contingencies

In the course of its business, the Company is subject to a variety of claims and lawsuits that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management, after consulting with legal counsel, about future events and can rely heavily on estimates and assumptions. The Company carries liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

In November 2024, the Company settled a dispute related to the terms of the Former CEO's Employment Agreement for approximately $570,000, payable annually over four years beginning in January 2025. The remaining liability of approximately $459,000 is included in other current and long-term liabilities as of March 31, 2025. The settlement does not impact the post-retirement benefit obligations under the Former CEO's Employment Agreement.

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

The Company’s revenues include significant concentration from a limited number of customers. Customer concentration for the three-month periods ended  March 31, 2025 and 2024 included customers A, B, C, and D, which collectively accounted for approximately 84% and 86% of revenues, respectively. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, any of these major customers could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. The Company routinely assesses its relationships with major customers, including creditworthiness, market conditions, and competitive pressures, to mitigate risks associated with customer concentration. Despite these efforts, there can be no assurance that the Company will successfully reduce its dependence on any single customer in the future. The Company's foreign sales for the three-month periods ended  March 31, 2025 and 2024 were approximately $3,460,000 and $2,660,000, respectively, and constitute a substantial part of the Company’s revenue.

The Company relies on a variety of suppliers for the procurement of raw materials, components, and services necessary for its operations. For the period ended March 31, 2025, no single supplier accounted for 10% of purchases. For the period ended March 31, 2024, supplier concentration included purchases from one supplier, accounting for approximately 10% of total purchases. While the Company actively manages its relationships with suppliers and seeks to diversify its supplier base, a disruption in the supply of goods or services from this major supplier could have a material adverse effect on the Company's operations and financial results. To mitigate the risks associated with supplier concentration, the Company engages in ongoing efforts to identify alternative sources of supply, assess supplier reliability and performance, and negotiate favorable contractual terms where feasible. However, there can be no assurance that the Company will be successful in reducing its dependence on any single supplier or mitigating the impact of supplier-related risks in the future.

11.	Segment Information

The Company designs and manufactures high-performance servo valves, including torque motors, hydraulic, and pneumatic valves. Its products are sold to commercial aerospace, government, medical, and industrial markets. The Company holds long-term contracts with prime defense contractors of the United States Government for military programs and original equipment manufacturers for commercial programs. During the three-month periods ended March 31, 2025, and March 31, 2024, domestic revenue accounted for approximately 70% and 75%, respectively, of total revenue, while revenue from international markets contributed the remaining portion. The Company manages its business activities on a consolidated basis and operates as one reportable segment.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance and allocates resources based on long-term strategic objectives, operational results, and financial forecasts. Key performance metrics utilized by the CODM include revenue, gross profit, and operating profit (loss) as stated on the face of the financials and serve as a primary measure for assessing the overall business performance and tracking budget versus actual results. Employee compensation and benefits includes wages, retirement benefits, medical costs, and other employee-related expenses that are part of cost of goods sold and operating expenses as shown below.  Other costs of goods sold include, but are not limited to, material costs, temporary labor costs, insurance, and manufacturing overhead costs consisting of utilities, supplies and facility expenditures. Professional & legal expenses include, but are not limited to, outside counsel and legal settlement costs, consulting, and accounting and tax-related service fees.  Other operating expenses include, but are not limited to, insurance, Board fees, IT, marketing, and R&D costs.

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024

Revenue	$11,703	$10,446

Compensation & benefits	4,998	4,818
Other costs of goods sold	4,345	3,893
Total costs of goods sold	9,343	8,711

Gross profit	2,360	1,735

Compensation & benefits	1,151	1,155
Professional & legal	429	255
Other operating expenses	538	608
Total operating expenses	2,118	2,018

Operating income (loss)	$242	$(283)

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

Business Overview

We design and manufacture high performance servo-valves ("servo-control business") and are a strategic partner in the aerospace industry. Our servo-control valves playing a key role in supporting manufacturing of commercial airplanes, including narrowbody and widebody aircraft and business jets. We have long-term customer contracts resulting from being a trusted partner in safety-critical, high-temperature, and high-vibration environments. Our products are sold to the commercial aerospace, government, medical, and industrial markets.

The Company established its corporate and management reporting structure to focus solely on the servo-control business and organized its business into a single reportable segment. This segment structure reflects the financial information and reports used by our management, specifically the Chief Executive Officer. Therefore, the management discussion and analysis below pertain only to the results of our servo-control business, the continuing operations, unless otherwise noted.

Commercial Aerospace Market

The commercial aerospace market, while still recovering from supply chain disruptions, has shown signs of progress and increased certainty of airframe manufacturers' plane deliveries. In addition, the industry continues to benefit from strong demand for air travel, ongoing fleet modernization, and advances in aircraft design and production. Although industry challenges remain, their impact has begun to ease. Commercial airplane deliveries from original equipment manufacturers are stabilizing, and previously elevated inventory levels, customer rescheduling, and delivery deferrals are showing signs of improvement and positivity impacted our results for the first quarter of 2025.

Business Development Strategy

Our business development strategy focuses on expanding business in primary markets, such as commercial aviation, while exploring new opportunities in markets like energy and industrials as part of our growth strategy. This approach capitalizes on our technology and expertise in applications for our servo valves, meeting the expanding demands of these sectors.

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

Management’s Discussion and Analysis

The first quarter of 2025 marked a solid start to 2025 for the Company, reflecting improved industry conditions and the successful execution of our strategic initiatives designed to develop long-term sustainable growth and profitability. We experienced a notable increase in revenue, driven by robust demand in both commercial and defense sectors. Gross profit margins continued to improve, benefiting from enhanced operational efficiencies and a more favorable product mix. While Selling, General & Administrative (SG&A) expenses rose slightly due to expenses associated with the engagement of an investment bank to review strategic alternatives for the Company, as well as proxy solicitation costs, our disciplined operating cost management ensured that operating income expanded at a healthy rate. Net income also saw a substantial uptick, supported by improved operating performance and a stable interest rate environment.

Results of Operations

The following table compares the Company’s Consolidated Statements of Operations data for the three-month periods ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025		2024		2025 vs 2024
		%		%	$	%
	Dollars	Sales	Dollars	Sales	Change	Change
Revenues	$11,703	100.0%	$10,446	100.0%	$1,257	12.0%
Costs of goods sold	9,343	79.8%	8,711	83.4%	632	7.3%
Gross profit	2,360	20.2%	1,735	16.6%	625	36.0%

Selling, general and administrative	2,118	18.1%	2,018	19.3%	100	5.0%
Operating income (loss)	242	2.1%	(283)	(2.7)%	525	185.5%

Interest & other expense, net	97	0.8%	83	0.8%	14	16.9%

Income (loss) before income taxes	145	1.2%	(366)	(3.5)%	511	139.6%

Income taxes	-	0.0%	-	0.0%	-	0.0%
Income (loss) from continuing operations	$145	1.2%	$(366)	(3.5)%	$511	139.6%

Revenue

For the three-month period ended March 31, 2025, our revenue increased by approximately $1,257,000, or 12.0%, compared to the same period in 2024. This growth was driven by price increases of approximately $451,000 and volume increases of approximately $763,000, partially offset by unfavorable sales mix of approximately $32,000.  Foreign sales reached approximately $3,460,000 for the three-month period ended March 31, 2025 compared to $2,660,000 for the same period in 2024, an increase of approximately $800,000, or 30.1%.

Our double-digit growth in revenue compared to the same period in 2024 reflects the strong start to the year for some of our largest customers. This momentum supports a positive outlook for sustained revenue growth through the year.

Gross Profit/Margin

Gross profit increased approximately $625,000, or 36.0%, for the three-month period ended March 31, 2025 when compared to the same period in 2024 resulting in a gross margin of 20.2% when compared to a margin of 16.6% for the same period in 2024.

The gross profit growth was driven primarily by higher volume and price increases.  The gross margin improvement was driven by price and improved operational efficiencies, slightly offset by unfavorable product mix.

Selling, General and Administrative ("SG&A")

SG&A expenses for the three-month period ended March 31, 2025 of approximately $2,118,000 increased $100,000, or 5.0%, when compared to $2,018,000 during the same period in 2024.   SG&A expenses as a percentage of revenue were 18.1% for the three-month period ended March 31, 2025 compared to 19.3% for the same period in 2024.

The increase was driven by higher professional and legal fees related to the incremental cost of investment bank advisory services for our review of strategic alternatives and increased legal and proxy solicitation costs associated with the 2025 annual meeting of shareholders. The company’s revenue growth outpaced expense growth, demonstrating our continued progress in managing operating leverage and supporting long-term profitability, resulting in lower operating expenses as a percentage of revenue.

Operating Income (Loss)

Operating income of approximately $242,000 for the three-month period ended March 31, 2025 improved by approximately $525,000 when compared to operating loss of ($283,000) during the same period in 2024.

This improvement was primarily driven by the revenue and gross profit growth combined with gross margin improvement and cost management.

Interest and Other Expense

For the three-month period ended March 31, 2025, other interest and other expense increased by approximately $14,000, or 16.9%, compared to the same period in 2024.

The increase in interest and other expense was driven by higher utilization of our asset-based line of credit to support working capital needs following lower sales volumes in the prior quarter.

Income (Loss) from Continuing Operations before Income Taxes

For the three-month period ended March 31, 2025, income from continuing operations before income taxes was $145,000, an increase of approximately $511,000, or 139.6%, compared to loss from continuing operations before income taxes of ($366,000) during the same period in 2024.

Our Company achieved profitability from continuing operations before income taxes, representing a significant improvement compared to the same period in 2024. This turnaround was primarily driven by higher revenue, stronger operating performance, and improved cost management. While interest expense was higher, operating income more than offset this impact.

Income Taxes

There was no income tax expense recorded for the three-month periods ended March 31, 2025, and 2024, resulting in an effective tax rate of 0% for both three-month periods. As of March 31, 2025, and 2024, the Company had recorded a full valuation allowance against deferred tax assets to the extent they are not able to be offset by future reversing temporary differences. The Company will continue to evaluate the realizability of our deferred tax assets based upon reported pretax income and projected future taxable income.  See also Note 8, “Income Taxes,” for further discussion.

Income (Loss) from Continuing Operations net of Tax

Income from continuing operations of $145,000 for the three-month period ended March 31, 2025 improved by approximately $511,000 when compared to loss from continuing operations of ($366,000) for the same period in 2024 due to the reasons noted above.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2025	2024

CASH FLOW DATA:
Net Cash Flows from:
Operating Activities	$(1,589)	$413
Investing Activities	$(52)	$(152)
Financing Activities	$1,598	$(94)
Discontinued Operation Activities	$(31)	$(126)

FINANCIAL POSITION:
Working Capital	$21,078	$21,481

CAPITAL EXPENDITURES:	$(69)	$(152)

Operating Activities:

Cash used by operating activities of ($1,589,000) for the three-month period ended March 31, 2025 represents a decrease in cash flow from operations of ($2,002,000) when compared to cash provided by operations of $413,000 during the same period in 2024. The use of cash in the current period is due primarily to the increase in accounts receivable offset by a slight decrease in inventories.  The source of cash in the prior year was due primarily to a decrease in accounts receivable partially offset by an increase in inventory.

We had working capital of approximately $21,078,000 and $21,481,000 as of March 31, 2025 and March 31, 2024, respectively, of which approximately $187,000 and $286,000 as of March 31, 2025 and March 31, 2024, respectively, was comprised of cash and restricted cash. The slight increase in working capital is due primarily to higher accounts receivable, as noted above, mostly offset by higher line of credit and accounts payable.

Investing Activities:

We used approximately $(52,000) for investing activities during the three-month period ended March 31, 2025, and used approximately $(152,000) during the same period in 2024. The investing activities were used for capital expenditures (machinery and equipment and building improvements).

Financing Activities:

Cash provided by financing activities of $1,598,000 was driven primarily by advances from our line of credit (net of payments) of approximately $1,598,000 during the three-month period ended March 31, 2025. Our primary use of cash of approximately ($94,000) for the three-month period ended March 31, 2024 was due to payments on the line of credit (net of borrowings).

Our primary sources of liquidity are the cash generated from our operations and the cash available from our $7,000,000 credit facility.  As of March 31, 2025, our collateral base and eligible accounts receivable supported additional funding capability of approximately $3,000,000 from the credit facility.  In addition, all covenant requirements were met as of March 31, 2025.  Refer to Note 5, "Indebtedness", for further discussions.

Discontinued Operation Activities:

Cash used in discontinued operating activities of $31,000 for the three-month period ended March 31, 2025 primarily reflects operating losses related to maintenance costs and property taxes on building (held-for sale). Future cash outflows related to the discontinued operation are expected to be minimal.

For the comparable period in the prior year, cash used in discontinued operating activities was $126,000, driven by operating losses and associated wind-down and divestiture costs.

Ongoing Liquidity Considerations:

The significant improvement in operating results compared to prior year and the availability of funding from our credit facility provides us with adequate working capital and sufficient liquidity to fund our operations.  We understand, however, that our ability to maintain sufficient liquidity is highly dependent upon achieving our expected operating results.  Failure to achieve our expected operating results could have a material adverse effect on our liquidity and our ability to obtain financing to support operations.

Management Summary

Overall, our first quarter results reflect the execution of our growth strategy, enhancing profitability, and building a stronger foundation for sustainable profitability going forward. Revenue and gross profit growth, partially offset by a modest increase in operating expenses driven by costs related to our review of strategic alternatives and contested proxy, resulted in a significant improvement in our operating income over the prior year. These results demonstrate continued progress in driving top-line growth while maintaining a disciplined focus on operational execution and efficiencies. We remain committed to executing our strategic initiatives that drive sustainable growth through three core areas - operational execution to meet customer demand, operational efficiencies through continued lean manufacturing practices, and financial discipline to generate profitable results.

Looking ahead, as we continue to review strategic alternatives as communicated during the first quarter, we are optimistic about the continued growth prospects in the aerospace and defense sectors. Our strategic positioning and commitment to excellence position us well to capitalize on opportunities and deliver value to our stakeholders.

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

   We have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. Adjusted operating and net income are provided for information purposes only and are not measures of financial performance under GAAP. We encourage readers to rely upon the GAAP numbers but include the non-GAAP financial measures as supplemental metrics to assist readers in better understanding our operating results.

   Finally, we believe Adjusted EBITDA is often a useful measure of our operating performance and is a significant basis used by us to measure our operating performance in accordance with the Requirements of Item 10(e)(i)(C) of Regulation S-K.  Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense. It also excludes $65,000 related to our review of strategic alternatives and proxy-related costs, which were not in the ordinary course of business.

	Three Months Ended March 31,
(in thousands)	2025	2024

Revenues	$11,703	$10,446
Costs of goods sold	9,343	8,711
Gross profit	2,360	1,735
Gross margin	20.2%	16.6%

Selling, general and administrative	2,118	2,018
Operating income (loss)	242	(283)
Interest & other expense	97	83
Income (loss) from continuing operations before income taxes	145	(366)
Income taxes	-	-
Income (loss) from continuing operations	$145	$(366)

Non-GAAP measure for comparison:
Operating income (loss)	$242	$(283)
Addback: one-time expenses	65
Adjusted operating income (loss)	$307	$(283)

Income (loss) from continuing operations	$145	$(366)
Addback: one-time expenses	65	-
Adjusted income (loss) from continuing operations, net of tax	$210	$(366)

Adjusted EBITDA	$525	$(12)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e) as of March 31, 2025. Based upon that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of March 31, 2025.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(c) Trading Plans

During the three-month period ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following materials from Servotronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.

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

Date: May 9, 2025

SERVOTRONICS, INC.

By:	/s/ William F. Farrell, Jr., Chief Executive Officer
William F. Farrell, Jr.
Chief Executive Officer

By:	/s/ Robert A. Fraass, Chief Financial Officer
Robert A. Fraass
Chief Financial Officer